Form 10-Q
period 1997-03-31
BSM BANCORP
filed 1997-05-15
CIK 1027324

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from..........................

                      Commission  file number 333-16951

                                 BSM BANCORP
            (Exact name of registrant as specified in its charter)

                CALIFORNIA                              NO. 77-0442667
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

             2739 Santa Maria Way, Santa Maria, California 93455
            (Address of principal executive offices)    (Zip Code)

     Registrant's telephone number, including area code:  (805) 937-8551

                                Not applicable
       (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports) Yes [X], and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

      On April 30, 1997, there were 2,978,139 shares of BSM Bancorp Common Stock outstanding.

                                 BSM BANCORP
                                March 31, 1997
                                    INDEX

                                                                       PAGE
                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
    Consolidated Balance Sheet at March 31, 1997 and
           December 31, 1996 ..........................................   3
    Consolidated Statement of Income for the three months ended
           March 31, 1997 and 1996 .....................................  4
    Consolidated Statement of Cash Flows for the three months ended
           March 31, 1997 and 1996 .....................................  5
    Consolidated Statement of Changes in Capital from January 1, 1996 through March 31, 1997 .......................................  6
    Notes to Consolidated Financial Statements .........................  7
Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................  8
                         PART II - OTHER INFORMATION
Item 4 - Submission of Matters to a Vote of Security Holders............ 10
Item 5 - Other Information ............................................. 10
Item 6 - Exhibits and Reports on Form 8-K............................... 11

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          BSM BANCORP AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)


                                    ASSETS

                                                        MARCH 31, 1997  DECEMBER 31, 1996
                                                        --------------  -----------------
Cash and due from banks                                  $ 17,520,433       $ 17,643,554
Federal funds sold                                          9,503,000         13,920,000
                                                         ------------       ------------
Cash  and cash equivalents                                 27,023,433         31,563,554
Investments:
    Securities available-for-sale                          29,051,455         23,865,611
    Securities held-to-maturity (market value of           63,648,380         68,339,127
    $63,185,060 and $68,331,524 respectively)

Loans, net of unearned income                             173,779,309        179,391,366
    Allowance for loan losses                              (2,678,343)        (2,701,876)
                                                         ------------       ------------
Net loans                                                 171,100,966        176,689,490
Premises and equipment                                     13,392,852         12,648,207
Accrued interest receivable and other assets                7,303,116          8,291,296
                                                         ------------       ------------
         Total Assets                                    $311,520,202       $321,397,285
                                                         ------------       ------------
                                                         ------------       ------------

                                     LIABILITIES
Deposits:
    Noninterest-bearing demand                           $ 58,809,927       $ 67,181,717
    Interest-bearing demand                               109,065,847        111,528,482
    Time deposits under $100,000                           73,292,851         70,229,443
    Time deposits $100,000 or more                         35,472,941         37,338,194
                                                         ------------       ------------
         Total deposits                                   276,641,566        286,277,836
Accrued interest payable and other liabilities              1,880,927          2,487,932
                                                         ------------       ------------
         Total liabilities                                278,522,493        288,765,768
                                                         ------------       ------------
                                                         ------------       ------------
Shareholders' equity:
Common stock,  50,000,000 authorized;
    Issued and outstanding
         2,975,139 as of March 31, 1997
         2,973,631 as of December 31, 1996                 11,475,388         11,460,488
Undivided profits                                          21,645,762         21,176,801
Valuation of securities available-for-sale, net of tax       (123,441)            (5,772)
                                                         ------------       ------------
         Total capital                                     32,997,709         32,631,517
                                                         ------------       ------------
         Total Liabilities & Capital                     $311,520,202       $321,397,285
                                                         ------------       ------------
                                                         ------------       ------------

                          BSM BANCORP AND SUBSIDIARY

                       CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)

                                                       THREE MONTH PERIODS
                                                          ENDED MARCH 31,
                                                    --------------------------
                                                       1997           1996
                                                    ----------     -----------
INTEREST INCOME:
Interest and fees on loans                          $4,609,041     $4,131,838
Interest on investment securities-taxable            1,133,586        922,657
Interest on investment securities-nontaxable           164,034        154,502
Other interest income                                  134,539        168,866
                                                    ----------     ----------
TOTAL INTEREST INCOME                                6,041,200      5,377,863
                                                    ----------     ----------
INTEREST EXPENSE:
Interest on demand and savings deposits                582,078        612,914
Interest on time deposits                            1,430,170      1,239,221
                                                    ----------     ----------
TOTAL INTEREST EXPENSE                               2,012,248      1,852,135
NET INTEREST INCOME BEFORE PROVISION                 4,028,952      3,525,728
                                                    ----------     ----------
Less: Provision for loan losses                         30,000          8,500
                                                    ----------     ----------
NET INTEREST INCOME AFTER PROVISION                  3,998,952      3,517,228
OTHER OPERATING INCOME:
Service charges and fees                               481,175        443,093
Other fee income                                       138,540        123,062
Merchant discount fees                                 129,967         98,560
Other income                                            86,440         61,053
                                                    ----------     ----------
TOTAL OTHER OPERATING INCOME                           836,122        725,768
                                                    ----------     ----------
OTHER OPERATING EXPENSES:
Salaries and employee benefits                       1,841,442      1,575,747
Occupancy expenses                                     239,514        214,119
Furniture and equipment                                360,306        331,999
Advertising and promotion                              152,456        119,887
Professional expenses                                   80,630         93,331
Office expenses                                        265,015        177,380
Merchant processing costs                              118,588        102,101
Other expenses                                         309,360        166,384
                                                    ----------     ----------
TOTAL OTHER OPERATING EXPENSES                       3,367,311      2,780,948
                                                    ----------     ----------
Income before taxes                                  1,467,763      1,462,048
Provision for income taxes                             552,800        553,000
                                                    ----------     ----------
NET INCOME                                          $  914,963     $  909,048
                                                    ----------     ----------
                                                    ----------     ----------
EARNING PER SHARE                                   $      .30     $      .30
Number of shares used in computation                 3,023,000      2,990,000
                                                    ----------     ----------
                                                    ----------     ----------

                          BSM BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                                                THREE MONTH PERIODS
                                                                   ENDED MARCH 31,
                                                             ---------------------------
                                                                 1997           1996
                                                             ------------   ------------
OPERATING ACTIVITIES
Net income                                                   $    914,963   $    909,048
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                  294,824        272,241
   Provision for credit losses                                     30,000          8,500
   Net amortization of premium/discounts-investments               98,890         93,930
   Loans originated for sale                                   (1,320,141)      (766,000)
   Proceeds from loan sales                                     1,284,479        825,568
   Net loss (gain) from sale of other real estate owned           (45,582)       (37,722)
   Net loss (gain) from sale of fixed assets                       48,187              -
   Net change in accrued interest, other assets and
   other liabilities                                               72,732       (250,218)
                                                             ------------   ------------
Net cash provided (used) by operating activities                1,378,352      1,055,247
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity         6,458,077     14,186,923
Proceeds from maturities of securities available for sale       2,173,000              0
Purchases of held-to-maturity securities                       (4,442,359    (16,276,884)
Purchases of available-for-sale securities                     (4,976,963     (9,605,203)
Net decrease in loans                                           5,555,661      6,288,019
Purchases of premises and equipment                            (1,043,272        (98,738)
Proceeds from the sale of other real estate owned                 375,215        119,565
Proceeds for the sale of equipment                                 49,385         49,476
                                                             ------------   ------------
Net cash provided (used) by investing activities                4,148,744     (5,336,842)
FINANCING ACTIVITIES
Net decrease in demand and savings deposits                   (10,851,573)   (14,161,772)
Net increase in time deposits                                   1,198,156      7,608,070
Payments for dividends/distributions                             (446,001)      (549,852)
Proceeds from the exercise of stock options                        32,201         32,300
                                                             ------------   ------------
Net cash provided (used) by financing activities              (10,067,217)    (7,071,254)
                                                             ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (4,540,121)   (11,352,749)
                                                             ------------   ------------
CASH AND CASH EQUIVALENTS , BEGINNING OF YEAR                  31,563,554     30,124,894
                                                             ------------   ------------
                                                             ------------   ------------
CASH AND CASH EQUIVALENTS, MARCH 31,                         $ 27,023,433   $ 18,772,145
                                                             ------------   ------------
                                                             ------------   ------------
Cash paid during the year for interest                       $  2,038,648   $  1,279,400
Cash paid during the year for income taxes                   $    433,100   $    147,871

                                  BSM BANCORP

                        STATEMENT OF CHANGES IN CAPITAL

                                  (Unaudited)

                                                                                                   NET
                                                  COMMON SHARES                             UNREALIZED
                                             ------------------------                    ADJUSTMENT IN
                                             NUMBER OF                     UNDIVIDED     AVAILABLE FOR
                                                SHARES         AMOUNT        PROFITS   SALE SECURITIES         TOTAL
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1996                   2,950,081    $11,250,288    $18,673,258         $  51,221   $29,974,767
Proceeds from exercise of
   stock options                                 3,400         32,300         32,300
Dividends paid                                (549,852)      (549,852)
Net income for the period                      909,048        909,048
Adjustment in Available for Sale
  Securities, Net of Taxes of $66,388         (106,082)      (106,082)
                                            ------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996                    2,953,481     11,282,588     19,032,454           (54,861)   30,260,181

Issuance of organizational stock                   150          1,500                                          1,500
Proceeds from exercise of
   stock options                                20,000        176,400                                        176,400
Adjustment in Available for Sale
  Securities, Net of Taxes of $(32,210)         49,089         49,089
Net income for the period                                                  2,144,347                       2,144,347
                                            ------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                 2,973,631     11,460,488     21,176,801            (5,772)   32,631,517

Retirement of organizational stock                (150)        (1,500)                                        (1,500)
Proceeds from exercise of
   stock options                                 1,800         18,600                                         18,600
Partial Distribution-El Camino Merger             (142)        (2,200)                                        (2,200)
Dividends paid                                (446,001)      (446,001)
Net income for the period                      914,962        914,962
Adjustment in Available for Sale
  Securities, Net of Taxes of $77,934
                                                                                              (117,669)     (117,669)
                                            ------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                    2.975,139    $11,475,388    $21,645,762         $(123,441)  $32,997,709
                                            ------------------------------------------------------------------------
                                            ------------------------------------------------------------------------

                    See notes to consolidated financial statements

                          BSM BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

BSM Bancorp (the "Company") was incorporated on November 12, 1996 for the sole purpose of becoming a bank holding company for Bank of Santa Maria (the "Bank"). Following regulatory approval and with the approval of the bank's shareholders, the Bank merged with BSM Merger Company, (a wholly-owned subsidiary of the Company) as of the close of business on March 11, 1997, and thereby become a wholly-owned subsidiary of the Company.

As of December 31, 1997, the Company was no more than a shell and, with only one shareholder, had no SEC nor Federal Reserve Bank reporting requirements. The Bank, on the other hand, was required to file periodic reports with the FDIC under section 12(g) of the Exchange Act of 1934. Upon completion of the merger, the Company is required to file periodic reports under section 15(d) of the Exchange Act. This Form 10Q is the first of such periodic reports.
As the acquisition of the Bank was treated using the pooling of interest method, restatement of prior balances were necessary to meet accounting standards. Accordingly, the financial statements herein contain balances prior to the actual existence of the Company which reflect what the "consolidated" entity would have reported as restated for all acquisitions, either recorded by pooling or purchase accounting.

The unaudited consolidated financial statements has been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, all footnotes normally required for complete financial disclosure are not required based upon the assumption that the reader has either read or has access to the audited financial statements of the Bank for the latest fiscal year. On January 10, 1997, the Bank acquired El Camino National Bank through an exchange of Bank stock. This merger was accounted for using the pooling of interest method. The annual report for Bank of Santa Maria, although disclosing the merger, did not restate the 1996 financial numbers as the effect on the reported numbers was not deemed material and the time necessary to fully restate the required prior period numbers would have seriously delayed the timely release of year-end results. Concurrently, the Bank was in the process of obtaining regulatory approval to form the Company. The pending corporate restructuring would further modify the reported 1996 year-end figures. While the management of BSM Bancorp believes that the disclosures presented are sufficient to make the information not misleading, reference should be made to the Bank's Annual Report for the year ended December 31, 1996. Management had elected to include a CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY to assist the reader in the analysis of the two mergers which occurred during this quarter.

The accompanying consolidated balance sheets, statements of income, statements of changes in shareholders' equity, and statement of cash flows (as restated for the merger of Bank of Santa Maria with El Camino National Bank and the subsequent acquisition of the Bank of Santa Maria by the Company) reflect all material adjustments necessary for fair presentation for the Company's financial position of March 31, 1997 and December 31, 1996 and the results of operations for the three months ended March 31, 1997 and 1996.
 All such adjustments were of a normal recurring nature.

NOTE 2 - CAPITAL SECTION OF THE CONSOLIDATED BALANCE SHEET.

As explained in Note 1, BSM Bancorp acquired Bank of Santa Maria on March 11, 1997. Prior to that date there were only 150 shares of BSM Bancorp Common Stock outstanding. The Bank as of December 31, 1996, as restated for the acquisition of El Camino, was authorized to issue 25,000,000 shares of Common Stock and had 2,973,481 outstanding.

NOTE 3 - EARNINGS PER SHARE

Earnings per common share are based upon weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options rounded to the nearest 1,000 shares.

ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended March 31, 1997, the Company reported net income of $915,000, or $.30 per share compared to a net income of $ 909,000, or $.30 per share for the same three month period in 1996. The annualized return on average assets was 1.20% for the first quarter of 1997 compared to 1.31 for the first quarter of 1996, as restated for the El Camino merger. Return on average shareholders' equity for the three month period ended March 31, 1997 and 1996 was 11.68 and 11.13 respectively.

FINANCIAL CONDITION

Total assets as of March 31, 1997, decreased 3.1% to $311.5 million in comparison to restated total assets of $321.4 million as of December 31, 1996. Historically, the Company has experienced a decline in overall asset totals with the comparable decline for the first quarter of 1996 recorded at 2.8%. Cash and cash equivalents decreased by $4.5 million with funds provided by the seasonal reduction in loans used to cover the seasonal outflow of deposits dollars. Loans declined by $5.6 million during the first quarter of 1997, compared to a $6.3 million decline during the same period in 1996. The percentage of decline is only 3.2% for 1997, versus 3.9% for 1996 which appears to be attributable to the expanded service area and mix of loans rather than directly tied to the economy. While total investment dollars remained essentially constant, the mix between securities held to maturity and available for sale reflects the Company's policy to have a larger percentage of security dollars available to meet liquidity needs.
This was accomplished by purchasing "available for sale" securities from the proceeds of maturing "held to maturity" securities. The increase in premises and equipment by a net $745,000 included the purchase of land adjacent to the Bank's main office previously leased for employee parking and cost associated with the purchase and refurbishing of the building used for the newly opened Atascadero Branch.

Deposits declined by $9.6 million during the first quarter of 1997, versus a $6.6 million decline during the same period in 1996. The percentage of decline was 3.5% for 1997 versus only 2.7% for 1996. The increase in the percentage of decline appears to attributable to the runoff of deposit dollars associated with the acquisition of El Camino National Bank, a condition which was anticipated by Company management.

The Bank, prior to its acquisition by the Company, continued its semiannual dividend policy, first implemented in 1996, by the declaration and payment of a $.15 per share cash dividend. During the first quarter of 1996, the Directors of the Bank paid a $.20 per share annual cash dividend which was augmented in August of 1996 with the first semiannual dividend of $.15 per share. The Company was the beneficiary of a organizational dividend of $150,000 on March 12, 1997 from the Bank. Both the Bank and the Company maintain strong liquidity positions.

RESULTS OF OPERATIONS

Interest income on loans were up by $477,000 in the first quarter of 1997
compared with the first quarter of 1996.   The increase in interest income
was primarily attributable to the increase in average effective yield which was up approximately 103 basis points . While the average net loan volume increased by 2.11%, the effect on interest income of approximately $90,000 was less than twice the average daily income on loans for the period. There was also a difference caused by the number of days during the respective first quarters which accounts for approximately $45,000.

Interest expense on interest-bearing deposits were up by $160,113 in the first quarter of 1997 compared with the first quarter of 1996. The increase in interest expense was primarily attributable to the average effective rate which was up approximately 26 basis points. While the average interest bearing deposits increased by 2.26%, the effect on interest expense of approximately $44,000 was about twice the average daily interest expense on deposits for the period. There was also a difference caused by the number of days during the respective first quarters which accounts for approximately $20,000.

Net interest margin improved from 5.28% for first quarter 1996 to 5.95% for the same period in 1997. The provision for loan losses is an amount sufficient to bring the allowance for loan losses to an estimated balance considered to be adequate to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based upon a detailed evaluation of the portfolio, current economic conditions and trends, historical loan loss experience and other risk factors.

Non interest income increased $110,000 or 15.21% to $836,000 as of March 31, 1997. While the effect of the mergers contributed to the increased service fee base, income associated with the sale of fixed assets and fees from the sale of loans into the secondary market also are reflected in the overall increase in 1997. Non interest expenses increased 586,000 or 21.11% to $3,367,000 as of March 31, 1997. Approximately 45% of this overall increase is related to increased salary expense, due directly to the three additional operating branches reflected in the first quarter of 1997. Two of these branches (Citizens Bank) were acquired in May of 1996, and accounted for using purchase accounting along with the newly opened Atascadero branch. The number of full-time equivalents, as restated for the El Camino merger, grew from 174 as of March 31, 1996 to 201 as of March 31, 1997. This represents a 15.52% increase. Also during the first quarter of 1997, the Bank absorbed certain costs associated with the El Camino merger totaling approximately $56,000, goodwill amortization from the Citizens acquisition totaling $33,000, increased occupancy costs for the three additional locations of approximately $54.000, as well as increased promotional expenses associated with the El Camino merger and the opening of the Atascadero Branch of approximately $33,000. There was also a writedown of $40,000 to one of the Bank's OREO properties which occurred during the first quarter. While some of these aforementioned expenses will be ongoing, approximately $120,000 appear to be of a non-reoccurring nature. Excluding these dollars would bring the percentage of increase in noninterest expenses for first quarter 1997 (when compared to first quarter 1996), down to 16.77% which is more in line with the increase in noninterest income.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy, and are based upon an institution's assets risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. The following table sets forth the Company's and the Bank's leverage and risk-based capital ratios at March 31, 1997:

       (IN THOUSANDS)                     COMPANY                  BANK
------------------------------------------------------------------------------
                                     Amount        %         Amount        %
                                   --------------------    --------------------
LEVERAGE RATIO                     $  31,286    10.10%     $  31,125    10.11%
Regulatory minimum                    12,394     4.00%        12,390     4.00%
Excess                                18,892     6.08%        18,735     6.05%

RISKED-BASED RATIOS
Tier 1 capital                     $  31,286    14.89%     $  31,125    14.82%
Tier 1 minimum                         8,403     4.00%         8,399     4.00%
Excess                                22,883    10.89%        22,726    10.82%

Total capital                      $  33,788    16.08%     $  33,750    16.07%
Total capital minimum                 16,805     8.00%        16,799     8.00%
Excess                                16,983     8.08%        16,951     8.07%

The management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have material effect on the liquidity, capital resources or operations of the Company.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Bank of Santa Maria were provided with a Written Consent Statement/Prospectus in connection with the formation of the Holding Company and the approval of the BSM Bancorp 1996 Stock Option Plan. Reference should be made to BSM Bancorp's Registration Statement of Form S-4 which became effective January 29, 1997, and a Current Report on Form 8-K, filed as of March 26, 1997, which reports the results of that solicitation.

ITEM 5 - OTHER INFORMATION

MODIFICATION OF BSM BANCORP 1996 STOCK OPTION PLAN

The BSM Bancorp 1996 Stock Option Plan as contained in the Company's Registration Statement on Form S-4 was originally approved by the California Department of Corporations ("DOC"). The regulations governing stock option plans were amended in January of 1997 to allow certain alternatives which the Company's Directors felt would be beneficial if incorporated into the Plan.

There were essentially three changes made to the Plan as originally incorporated in the S-4 Registration Statement. The first change amended the language to included a minimum vesting for employees not falling with the category of directors, officers, or consultants. The second change allowed for the acceleration of the vesting schedule concurrent with certain terminating events. The third change modified the language regarding the establishment of the fair market value where the stock is not actively traded.

An amended permit to issue options under The BSM Bancorp 1996 Stock Option Plan was granted by the DOC on May 6, 1997. A copy of that approved plan with option agreement forms is included as Exhibit 10.2 in this filing.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS

In March, 1997, the Board of Directors of both the Bancorp and the Bank approved severance pay agreements for their executive officers which would be triggered by a change in control of either the Bancorp or the Bank, resulting in the termination without cause or the resignation of these executive officers for valid reasons as defined in the agreements. The principal purposes of these agreements are to help assure that key executives give impartial consideration in evaluating and negotiating a potential business combination which is in the best interest of BSM Bancorp's shareholders, but which may result in the loss of, or reduction in, the executive's job.

The benefits under these agreements are triggered if, within one year following a change in control, the executive officer's employment is terminated without cause or the executive officer resigns for reasons such as a substantial reduction in the officer's responsibilities, an assignment of responsibilities inconsistent with the executive officer's former responsibilities, a reduction in the executive officer's annual salary or benefits, or a job relocation of more than 50 miles.

Severance benefits payable to executive officers covered by Agreements are determined by multiplying base monthly salary by a component of 24 months for the President and by 18 months for the other four executive officers. The sum is payable in monthly installments, or at the discretion of the executive officer, in one lump sum. In addition, the executive officers are entitled to the health and other medical benefits for either the 18 or 24 month period.

Generally, a "change in control" will be deemed to have occurred in any of the following circumstances:

- A merger or consolidation where the Bank and/or the Bancorp is not the surviving corporation.
-
- A transfer of all or substantially all of the assets of the Bank and/or the Bancorp.

- An acquisition of more than 25% of the outstanding stock coupled with or followed by a change in the majority of the directors of either the Bank or the Bancorp.

A copy of the employment agreements are included as Exhibit 10.8 in this filing.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    A)   EXHIBITS
 EXHIBIT NO.                               EXHIBIT
-------------------------------------------------------------------------------

    2.1       Plan of Reorganization and Merger Agreement - Annex I of Written
              Consent Statement/Prospectus*
    3.1       Articles of Incorporation of Registrant*
    3.2       Amendment to Articles of Incorporation of Registrant*
    3.3       Amendment to Articles of Incorporation of Registrant*
    3.4       Bylaws of the Registrant*
    4.1       Specimen Certificate evidencing shares of the Registrant's
              Common Stock*
    4.2       Stockholders Agreement Covering Issuance and Compulsory
              Repurchase of Organizing Shares of Registrant - Annex II of
              Written Consent Statement/Prospectus*
    5.1       Opinion of Knecht & Hansen*
    8.1       Tax Opinion of Vavrinek, Trine Day & Co.*
    10.1      Form of Indemnification Agreement*
    10.2      BSM Bancorp 1996 Stock Option agreement as approved by California
              Department of Corporations.  Document replaces earlier filing
    10.3      Form of Written Consent*
    10.4      Nipomo Branch Land Lease*
    10.5      Lompoc Branch Lease*
    10.6      Unisys License and Service Agreement*
    10.7      Information Technology, Inc.*
    10.8      Form of "Change in Control" Employment Contract
    27        Financial Data Schedule (for SEC use only)


         *All documents listed are incorporated by reference and can be found in the Registration Statement of the Company filed on Form S-4.

    B)   Reports on Form 8 - K

         An 8-K was filed March 26, 1997, which reported the acquisition of Bank of Santa Maria by BSM Bancorp. There were no financial statements filed with the 8-K.

                                  SIGNATURES

     Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BSM Bancorp
                                  (Registrant)


Date:    May 14, 1997             /s/ William A. Hares
                                  ----------------------------
                                  William A. Hares
                                  President and
                                  Chief Executive Officer


Date:    May 14, 1997             /s/ F. Dean Fletcher
                                  ----------------------------
                                  F. Dean Fletcher
                                  Executive Vice President
                                  and Chief Financial Officer