Form 10-Q
period 1997-06-30
BSM BANCORP
filed 1997-07-30
CIK 1027324

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from..........................

                        Commission  file number 333-16951

                                   BSM BANCORP
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                  NO. 77-0442667
      (State or other jurisdiction    (IRS Employer Identification No.)
       of incorporation)


               2739 Santa Maria Way, Santa Maria, California 93455
             (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code:  (805) 937-8551

                                 Not applicable
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports) Yes [X], and (2) has been subject to such filing requirements for the past 90 days. Yes[] No[X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On July 30, 1997, there were 2,979,939 shares of BSM Bancorp Common Stock outstanding.

                              BSM BANCORP
                             June 30, 1997
                                 INDEX

                                                                     PAGE
                                                                     ----

                 PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
     Consolidated Balance Sheet at June 30, 1997 and
           December 31, 1996. . . . . . . . . . . . . . . . . . .      3
     Consolidated Statement of Income for the six months ended
           June 30, 1997 and 1996 . . . . . . . . . . . . . . . .      4
     Consolidated Statement of Cash Flows for the six months ended
           June 30, 1997 and 1996 . . . . . . . . . . . . . . . .      5
     Consolidated Statement of Changes in Capital from January 1, 1996
           through June 30, 1997  . . . . . . . . . . . . . . . .      6
     Notes to Consolidated Financial Statements. . . . . . . . . .     7
Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . .     8
                 PART II - OTHER INFORMATION
Item 4 - Submission of Matters to a Vote of Security Holders . . .     10
Item 5 - Other Information . . . . . . . . . . . . . . . . . . . .     10
Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     11

                                       2

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                    BSM BANCORP AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)



                             ASSETS


                                                                 JUNE 30, 1997     DECEMBER 31, 1996
                                                                 -------------     -----------------
Cash and due from banks. . . . . . . . . . . . . . . . . . .     $ 20,141,286         $ 17,643,554
Federal funds sold . . . . . . . . . . . . . . . . . . . . .       12,924,000           13,920,000
                                                                 ------------         ------------
Cash  and cash equivalents . . . . . . . . . . . . . . . . .       33,065,286           31,563,554
Investments:
     Securities available-for-sale . . . . . . . . . . . . .       28,393,561           23,865,611
     Securities held-to-maturity (market value of. . . . . .       63,897,480           68,339,127
     $63,773,193 and $68,331,524, respectively)

Loans, net of unearned income. . . . . . . . . . . . . . . .      176,490,823          179,391,366
     Allowance for loan losses . . . . . . . . . . . . . . .       (2,345,762)          (2,701,876)
                                                                 ------------         ------------
Net loans. . . . . . . . . . . . . . . . . . . . . . . . . .      174,145,061          176,689,490
Premises and equipment . . . . . . . . . . . . . . . . . . .       13,191,099           12,648,207
Accrued interest receivable and other assets . . . . . . . .        7,782,742            8,291,296
                                                                 ------------         ------------
     Total Assets. . . . . . . . . . . . . . . . . . . . . .     $320,475,229         $321,397,285
                                                                 ------------         ------------
                                                                 ------------         ------------

                                LIABILITIES
Deposits:
     Noninterest-bearing demand. . . . . . . . . . . . . . .     $ 66,624,126         $ 67,181,717
     Interest-bearing demand . . . . . . . . . . . . . . . .      107,438,275          111,528,482
     Time deposits under $100,000. . . . . . . . . . . . . .       74,123,041           70,229,443
     Time deposits $100,000 or more. . . . . . . . . . . . .       36,563,964           37,338,194
                                                                 ------------         ------------
         Total deposits. . . . . . . . . . . . . . . . . . .      284,749,406          286,277,386
Accrued interest payable and other liabilities . . . . . . .        1,650,856            2,487,932
                                                                 ------------         ------------
         Total liabilities . . . . . . . . . . . . . . . . .      286,400,262          288,765,768
                                                                 ------------         ------------
Shareholders' equity:
Common stock, 50,000,000 authorized;
 Issued and outstanding
   2,975,139 as of June 30, 1997
   2,973,631 as of December 31, 1996 . . . . . . . . . . . .       11,506,138           11,460,488
Undivided profits. . . . . . . . . . . . . . . . . . . . . .       22,580,865           21,176,801
Valuation of securities available-for-sale, net of tax . . .          (12,036)              (5,772)
                                                                 ------------         ------------
         Total capital . . . . . . . . . . . . . . . . . . .       34,074,967           32,631,517
                                                                 ------------         ------------
         Total Liabilities & Capital . . . . . . . . . . . .     $320,475,229         $321,397,285
                                                                 ------------         ------------
                                                                 ------------         ------------

                                       3

                      BSM BANCORP AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF INCOME
                            (UNAUDITED)



                                                      SIX MONTH PERIODS              SIX MONTH PERIODS
                                                        ENDED JUNE 30,                 ENDED JUNE 30,
                                                    ------------------------------------------------------
                                                      1997         1996              1997          1996
                                                    ------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans. . . . . . . . . . .     $4,548,060   $4,423,534       $ 9,157,101  $ 8,555,372
Interest on investment securities-taxable . . .      1,147,064    1,021,364         2,280,650    1,944,021
Interest on investment securities-nontaxable. .        206,224      152,259           370,258      306,761
Other interest income . . . . . . . . . . . . .        139,975      159,817           271,514      328,683
                                                    ------------------------------------------------------
TOTAL INTEREST INCOME . . . . . . . . . . . . .      6,038,323    5,756,974        12,079,523   11,134,837
                                                    ------------------------------------------------------
INTEREST EXPENSE:
Interest on demand and savings deposits . . . .        597,278      625,861         1,179,356    1,238,775
Interest on time deposits . . . . . . . . . . .      1,480,101    1,341,318         2,910,271    2,580,539
                                                    ------------------------------------------------------
TOTAL INTEREST EXPENSE. . . . . . . . . . . . .      2,077,378    1,967,179         4,089,626    3,819,314
NET INTEREST INCOME BEFORE PROVISION. . . . . .      3,960,944    3,789,795         7,989,896    7,315,523
                                                    ------------------------------------------------------
Less: Provision for loan losses . . . . . . . .              0        7,000            30,000       15,500
                                                    ------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION . . . . . .      3,960,944    3,782,795         7,959,896    7,300,023
OTHER OPERATING INCOME:
Service charges and fees. . . . . . . . . . . .        511,624      431,509           992,799      874,602
Other fee income. . . . . . . . . . . . . . . .        180,894      151,613           319,434      274,675
Merchant discount fees. . . . . . . . . . . . .        160,305      137,971           290,272      236,531
Other income. . . . . . . . . . . . . . . . . .         23,418       65,215           109,858      126,268
                                                    ------------------------------------------------------
TOTAL OTHER OPERATING INCOME. . . . . . . . . .        876,241      786,308         1,712,363    1,512,076
                                                    ------------------------------------------------------
OTHER OPERATING EXPENSES:
Salaries and employee benefits. . . . . . . . .      1,797,672    1,602,104         3,639,114    3,177,851
Occupancy expenses. . . . . . . . . . . . . . .        245,943      248,865           485,457      462,984
Furniture and equipment . . . . . . . . . . . .        362,435      355,291           722,741      687,290
Advertising and promotion . . . . . . . . . . .        201,451      140,837           353,907      260,724
Professional expenses . . . . . . . . . . . . .         88,319      136,281           168,949      229,612
Office expenses . . . . . . . . . . . . . . . .        236,693      201,864           501,708      379,244
Merchant processing costs . . . . . . . . . . .        137,904      123,203           256,492      225,304
Other expenses. . . . . . . . . . . . . . . . .        239,665      235,429           549,025      401,813
                                                    ------------------------------------------------------
TOTAL OTHER OPERATING EXPENSES. . . . . . . . .      3,310,082    3,043,874         6,677,393    5,824,822
                                                    ------------------------------------------------------
Income before taxes . . . . . . . . . . . . . .      1,527,103    1,525,229         2,994,866    2,987,277
Provision for income taxes. . . . . . . . . . .        592,000      588,000         1,144,800    1,141,000
                                                    ------------------------------------------------------
NET INCOME. . . . . . . . . . . . . . . . . . .     $  935,103   $  937,229       $ 1,850,066  $ 1,846,277
                                                    ------------------------------------------------------
                                                    ------------------------------------------------------
EARNING PER SHARE . . . . . . . . . . . . . . .     $     0.31   $     0.31       $      0.61  $      0.62
Number of shares used in computation. . . . . .      3,023,000    3,004,000         3,022,000    2,998,000
                                                    ------------------------------------------------------
                                                    ------------------------------------------------------

                                       4

                          BSM BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)



                                                                    SIX MONTH PERIODS           SIX MONTH PERIODS
                                                                       ENDED JUNE 30,             ENDED JUNE 30,
                                                             ----------------------------------------------------------
                                                                  1997         1996              1997          1996
                                                             ----------------------------------------------------------
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $    935,103   $   937,229      $ 1,850,066  $ 1,846,277
Adjustments to reconcile net income to net cash provided
by operating activities:
     Depreciation and amortization. . . . . . . . . . . . .       317,979       295,400          612,803      567,641
     Provision for credit losses. . . . . . . . . . . . . .             0         7,000           30,000       15,500
     Net amortization of premium/discounts-investments. . .       112,751       109,875          211,640      203,805
     Loans originated for sale. . . . . . . . . . . . . . .      (235,000)   (1,721,200)      (1,555,141)  (2,487,200)
     Proceeds from loan sales . . . . . . . . . . . . . . .     1,055,000     2,971,167        2,339,479    3,796,734
     Net loss (gain) from sale of other real estate owned .       (12,802)      (25,755)          35,385      (25,755)
     Net loss (gain) from sale of fixed assets. . . . . . .          (355)      (10,670)         (45,937)     (48,392)
     Net change in accrued interest, other assets and
     other liabilities. . . . . . . . . . . . . . . . . . .    (1,081,350)     (645,323)      (1,008,617)    (895,541)
                                                             ----------------------------------------------------------
Net cash provided by operating activities . . . . . . . . .     1,091,326     1,917,723        2,469,679    2,973,069
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity . .     3,402,000     5,140,000        9,860,077   19,326,923
Proceeds from maturities of securities available for sale .     5,000,000             0        7,173,000            0
Purchases of held-to-maturity securities. . . . . . . . . .    (3,739,236)       (8,722)      (8,181,594) (16,285,606)
Purchases of available-for-sale securities. . . . . . . . .    (4,181,623)   (2,973,766)      (9,158,586) (12,578,969)
Net decrease in loans . . . . . . . . . . . . . . . . . . .    (3,880,560)   (2,534,148)       1,675,100    3,753,870
Purchases of premises and equipment . . . . . . . . . . . .      (116,226)   (1,116,057)      (1,159,498)  (1,214794)
Proceeds from the sale of other real estate owned . . . . .       327,381       206,737          702,596      326,302
Proceeds for the sale of equipment. . . . . . . . . . . . .           355        10,670           49,740       60,146
Net cash received for purchase of Citizens Bank . . . . . .             0     8,067,071                0    8,067,071
                                                             ----------------------------------------------------------
Net cash provided (used) by investing activities. . . . . .    (3,187,909)    6,791,784          960,835    1,454,943
FINANCING ACTIVITIES
Net decrease in demand and savings deposits . . . . . . . .     6,203,775       413,211       (4,647,798) (13,748,561)
Net increase in time deposits . . . . . . . . . . . . . . .     1,921,212     2,455,597        3,119,368   10,063,667
Payments for dividends/distributions. . . . . . . . . . . .             0             0         (446,002)    (549,852)
Proceeds from the exercise of stock options . . . . . . . .        13,449        86,200           45,650      118,500
                                                             ----------------------------------------------------------
Net cash provided (used) by financing activities. . . . . .     8,138,436     2,955,008       (1,928,782)  (4,116,246)
                                                             ----------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . .     6,041,853    11,664,515        1,501,732      311,767
                                                             ----------------------------------------------------------
CASH AND CASH EQUIVALENTS , BEGINNING OF YEAR . . . . . . .    27,023,433    18,772,145       31,563,554   30,124,894
                                                             ----------------------------------------------------------
CASH AND CASH EQUIVALENTS, JUNE 30, . . . . . . . . . . . .   $33,065,286   $30,436,661      $33,065,286  $30,436,661
                                                             ----------------------------------------------------------
                                                             ----------------------------------------------------------
Cash paid during the year for interest. . . . . . . . . . .     2,529,823     2,163,825        4,568,471    3,443,224
Cash paid during the year for income taxes. . . . . . . . .     1,115,134     1,066,800        1,116,077    1,190,272

                                       5

                               BSM BANCORP

                    STATEMENT OF CHANGES IN CAPITAL

                               (Unaudited)



                                                                                                      NET
                                             COMMON SHARES                                     UNREALIZED
                                             -------------                                  ADJUSTMENT IN
                                    NUMBER OF                               UNDIVIDED       AVAILABLE FOR
                                       SHARES              AMOUNT             PROFITS     SALE SECURITIES          TOTAL
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1996. . . .   2,950,081          $11,250,288        $ 18,673,257     $  51,221         $ 29,974,766
Proceeds from exercise of
 stock options. . . . . . . . . .      14,000              118,500                                                118,500
Dividends paid. . . . . . . . . .                                             (549,852)                          (549,852)
Net income for the period . . . .                                            1,846,277                          1,846,277
Adjustment in available for sale
 Securities, net of taxes of
 $ 113,387. . . . . . . . . . . .                                                           (170,080)            (170,080)
                                    --------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996. . . . .   2,953,081           11,368,788          19,969,682      (118,859)          31,219,611

Issuance of organizational stock.         150                1,500                                                  1,500
Proceeds from exercise of
 stock options. . . . . . . . . .       9,400               90,200                                                 90,200
Adjustment in available for sale
 Securities, net of taxes of
 $(75,391). . . . . . . . . . . .                                                            113,087              113,087
Net income for the period . . . .                                            1,207,119                          1,207,119
                                    --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996. . .   2,973,631           11,460,488          21,176,801        (5,772)          32,631,517

Retirement of organizational
 stock. . . . . . . . . . . . . .        (150)              (1,500)                                                (1,500)
Proceeds from exercise of
 stock options. . . . . . . . . .       4,800               49,350                                                 49,350
Partial distribution-El Camino
 Merger . . . . . . . . . . . . .        (142)              (2,200)                                                (2,200)
Dividends paid. . . . . . . . . .                                             (446,002)                          (446,002)
Net income for the period . . . .                                            1,850,066                          1,850,066
Adjustment in available for sale
 Securities, net of taxes of
 $ 4,176. . . . . . . . . . . . .                                                             (6,264)              (6,264)
                                    --------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997. . . . .   2,978,139          $11,506,138        $ 22,580,865     $ (12,036)        $ 34,074,967
                                    --------------------------------------------------------------------------------------
                                    --------------------------------------------------------------------------------------

                                 See notes to consolidated financial statement

                          BSM BANCORP AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

BSM Bancorp (the "Company") was incorporated on November 12, 1996, for the sole purpose of becoming a bank holding company for Bank of Santa Maria (the "Bank"). Following regulatory consent and with the approval of the Bank's shareholders, the Bank merged with BSM Merger Company (a wholly-owned subsidiary of the Company) (the "Merger"), as of the close of business on March 11, 1997 and thereby became a wholly-owned subsidiary of the Company.

As of December 31, 1996, the Company had only one shareholder and it had no SEC nor Federal Reserve Bank reporting requirements. Following completion of the Merger, the Company is required to file periodic reports under section 15(d) of the Exchange Act. A quarterly report on Form 10Q was filed on March 31, 1997, for the first time. As the Merger was recorded using the pooling of interest method, restatement of prior balances were necessary to meet accounting standards. Accordingly, the financial statements herein contain balances prior to the actual existence of the Company which reflect what the "consolidated" entity would have reported as restated for all acquisitions, either recorded by pooling or purchase accounting.

The unaudited consolidated financial statements has been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. On January 10, 1997, the Bank acquired El Camino National Bank through an exchange of Bank stock. This acquisition was accounted for using the pooling of interest method. The annual report for Bank of Santa Maria, although disclosing the merger, did not restate the 1996 financial numbers as the effect on the reported numbers was not deemed material. Concurrently, the Bank was in the process of obtaining regulatory approval to form the Company. While the management of BSM Bancorp believes that the disclosures presented are sufficient to make the information not misleading,, reference should be made to the Bank's Annual Report for the year ended December 31, 1996. Management had elected to include a CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY to assist the reader in the analysis of the Merger and the acquisition , both of which occurred during the first quarter.

The accompanying consolidated balance sheets, statements of income, statements of changes in shareholders' equity and statement of cash flows (as restated for the acquisition of El Camino National Bank and the subsequent Merger of the Bank of Santa Maria by the Company), reflect all material adjustments necessary for fair presentation of the Company's financial position as of June 30, 1997 and December 31, 1996 and the results of operations for the six months ended June 30, 1997 and 1996. All such adjustments were of a normal recurring nature.

NOTE 2 - CAPITAL SECTION OF THE CONSOLIDATED BALANCE SHEET.

As explained in Note 1, BSM Bancorp acquired Bank of Santa Maria on March 11, 1997. Prior to that date, there were only 150 shares of BSM Bancorp Common Stock outstanding. The Bank, as of December 31, 1996, as restated for the acquisition of El Camino, was authorized to issue 25,000,000 shares of Common Stock and had 2,973,481 outstanding.

NOTE 3 - EARNINGS PER SHARE

Earnings per common share are based upon weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of outstanding common stock options rounded to the nearest 1,000 shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the six months ended June 30, 1997, the Company reported net income of $1,850,000, or $.61 per share compared to a net income of $1,846,000, or $.62 per share for the same six month period in 1996. The second quarter of each year was essentially the same at $.31 for each period. The annualized return on average assets was 1.20% for the first half of 1997 compared to 1.29% for the first half of 1996, as restated for the El Camino merger. Return on average shareholders' equity for the six month period ended June 30, 1997 and 1996 was 10.92% and 12.14% respectively.

FINANCIAL CONDITION

Total assets as of June 30, 1997, decreased .3% to $320.5 million in comparison to restated total assets of $321.4 million as of December 31, 1996. Historically, the Company has experienced a decline in overall asset totals with the comparable decline for the first half of 1996, recorded at
 .8% after factoring out the purchase of approximately $29 million in assets in conjunction with the May, 1996 Citizens acquisition. Cash and cash equivalents increased by $1.5 million with funds provided by the operating activities used to cover a net outflow of deposit dollars. Loans declined by $2.9 million during the first half of 1997, compared to a $5.7 million decline during the same period in 1996, after factoring the purchase of approximately $18 million dollars in loans in conjunction with the May, 1996 Citizens acquisition. The percentage of decline is only 1.6% for 1997, versus 3.4% for 1996, which appears to be attributable to the expanded service area and mix of loans rather than directly tied to the economy.
While total investment dollars remained essentially constant, the mix between securities held to maturity and available for sale reflects the Company's policy to have a larger percentage of security dollars available to meet liquidity needs. This was accomplished by purchasing "available for sale" securities from the proceeds of maturing "held to maturity" securities. The increase in premises and equipment by a net $543,000 included the purchase of land adjacent to the Bank's main office previously leased for employee parking and cost associated with the purchase and refurbishing of the building used for the newly opened Atascadero Branch. The Bank's cash flow continued to benefit from several sales of other real estate owned properties during the second quarter.

Deposits declined by $1.5 million during the first half of 1997, versus a $3.4 million decline during the same period in 1996, after factoring in the purchase of approximately $29 million in deposits in conjunction with the May, 1996 Citizens acquisition. The percentage of decline was .5% for 1997, versus 1.3% for 1996. The decline appears to attributable to the runoff of deposit dollars associated with the acquisition of El Camino National Bank in January of 1997 and the acquisition of Citizens in May of 1996. A certain level of runoff was anticipated by Company management.

The Bank, prior to its acquisition by the Company, paid semiannual dividends, a policy which was first implemented in mid 1996. During the first quarter of 1996, the Directors of the Bank paid a $.20 per share annual cash dividend which was augmented in August of 1996, with the first semiannual dividend of $.15 per share. In January of 1997, the Bank again paid a $.15 per share cash dividend. The Company was the beneficiary of an organizational dividend of $150,000 on March 12, 1997, from the Bank. With the Company now fully organized, a $.20 cash dividend was declared in July, 1997, payable on August 15, 1997. Both the Bank and the Company maintain strong liquidity positions.

RESULTS OF OPERATIONS

Interest income on loans was up by $602,000 in the first half of 1997, compared with the first quarter of 1996. The increase in interest income was primarily attributable to the increase in average outstanding loans, which were by $9.6 million. The effective yield only was up approximately 17 basis points. Approximately 83% of this positive variance is due then to the volume increase, primarily from the purchase of loans in conjunction with the Citizens acquisition. There was also a difference caused by the number of days during the respective first quarters which accounts for approximately $45,000.

Interest income on investments, including Federal funds transactions, increased by $343,000 during the first half of 1997, over the comparable period in 1996. This increase, as with loans, was primarily attributable to the increase in funds available for investment, which were up by $9.8 million. The effective yield was up only 18 basis points. Approximately 78% of this positive variance is due then to the volume increase (primarily from the investible cash, $8.1 million), made available in conjunction with the Citizens acquisition. There was also a difference caused by the number of days during the respective first halves which accounts for approximately $14,000.

Interest expense on interest-bearing deposits were up by $270,000 in the first half of 1997, compared with the first half of 1996. The increase in interest expense was attributable to the average interest-bearing deposits which were up by $16.5 million. The effective rate which was down approximately 2 basis points. The reduction in the rate decreased the overall interest expense cost by about $22,000. There was also a difference caused by the number of days during the respective first halves which accounts for approximately $21,000.

Net interest margin improved from 5.71% for first half 1996, to 5.83% for the same period in 1997. The provision for loan losses of $30,000 is sufficient to bring the allowance for loan losses to a balance considered to be adequate to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based upon a detailed evaluation of the portfolio, current economic conditions and trends, historical loan loss experience and other risk factors.

Non interest income increased $200,000 or 13.25% to $1,712,000 as of June 30, 1997. While the effect of the mergers contributed to the increase service fee base, fees from the sale of loans into the secondary market also are reflected in the overall increase in 1997. Non interest expenses increased $853,000 or 14.63% t0 $6,677,000 as of June 30, 1997. Approximately 45% of
this overall increase is related to increased salary expense, due directly to the three additional operating branches reflected in the first half of 1997. Two of these branches (Citizens Bank) were acquired in May of 1996 and accounted for using purchase accounting along with the newly opened Atascadero branch. The number of full-time equivalents, as restated for the El Camino merger, grew from 174 as of June 30, 1996, to 204 as of June 30, 1997. This represents a 17.24% increase. Also during the first half of 1997, the Bank absorbed certain costs associated with the El Camino merger totaling approximately $56,000, goodwill amortization from the Citizens acquisition totaling $66,000, increased occupancy costs for the three additional locations of approximately $67,000, as well as increased promotional expenses associated with the El Camino merger and the opening of the Atascadero Branch of approximately $33,000. There was also a writedown of $54,000 to one of the Bank's OREO properties which occurred during the first half. While some of these aforementioned expenses will be ongoing, approximately $120,000 appear to be of a non-reoccurring nature. Excluding these dollars would bring the percentage of increase in noninterest expenses for the first half of 1997 (when compared to first half 1996), down to 12.57%, which is more in line with the increase in noninterest income.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based upon an institution's assets risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. The following table sets forth the Company's and the Bank's leverage and risk-based capital ratios at June 30, 1997:



     (In thousands)            COMPANY                    BANK
                          Amount       %         Amount          %
                          ------    ------       ------       ------
LEVERAGE RATIO. . . . . $ 32,247    10.31%     $ 32,137       10.28%
Regulatory minimum. . . $ 12,513     4.00%     $ 12,507        4.00%
Excess. . . . . . . . . $ 19,734     6.31%     $ 19,630        6.28%

RISKED-BASED RATIOS
Tier 1 capital. . . . . $ 32,247    14.99%     $ 32,137       14.95%
Tier 1 minimum. . . . . $  8,607     4.00%     $  8,601        4.00%
Excess. . . . . . . . . $ 23,640    10.99%     $ 23,536       10.95%

Total capital . . . . . $ 34,593    16.08%     $ 34,483       16.04%
Total capital minimum . $ 17,213     8.00%     $ 17,202        8.00%
Excess. . . . . . . . . $ 17,380     8.08%     $ 17,281        8.04%


The management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have material effect on the liquidity, capital resources or operations of the Company.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a summary of matters submitted to vote at the Annual Meeting of Shareholders of BSM Bancorp:

     a)   The first Annual Meeting of Shareholders was held on May 15, 1997.

     b)   The meeting involved the election of directors.

          Proxies were solicited by BSM Bancorp's management pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement and all such nominees were elected pursuant to the vote of the shareholders as indicated in the proxy statement. The name of each director elected is listed in item (c) below.

     c) The only matter upon which a vote was taken was the election of the directors. The results were as follows:



                                               For      Authority Withheld
                                               ---------------------------
          Armand Acosta                   2,355,531                  5,941
          Richard E. Adam                 2,355,531                  5,941
          Fred L. Crandall, Jr.           2,355,531                  5,941
          A. J. Diani                     2,355,531                  5,941
          William A. Hares                2,355,531                  5,941
          Roger A. Ikola                  2,355,531                  5,941
          Toshiharu Nishino               2,355,531                  5,941
          Joseph Sesto, Jr.               2,354,131                  7,341
          William A. Snelling             2,355,531                  5,941
          Mitsuo Taniguchi                2,355,531                  5,941
          Joseph Ziemba                   2,353,985                  7,487


     d)   N/A

ITEM 5 - OTHER INFORMATION

DECLARATION OF CASH DIVIDEND

The Board of Directors of BSM Bancorp declared a $.20 per share dividend to the shareholders of record as of the close of business on July 25, 1997, payable on August 15, 1997. The Company's Board is following a pattern established by its recently acquired subsidiary to pay cash dividends on a semi-annual basis. The Bank of Santa Maria paid a $.15 per share dividend in February of 1997.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     A)   Exhibits


     Exhibit No.                   Exhibit
     -------------------------------------------------------------------------
          2.1       Plan of Reorganization and Merger Agreement - Annex 1 of
                    Written Consent Statement/Prospectus*
          3.1       Articles of Incorporation of Registrant*
          3.2       Amendment to Articles of Incorporation of Registrant*
          3.3       Amendment to Articles of Incorporation of Registrant*
          3.4       Bylaws of the Registrant*
         10.1       Form of Indemnification Agreement*
         10.2       BSM Bancorp 1996 Stock Option agreement as approved by
                    California Department of Corporations**
         10.3       Form of Written Consent*
         10.4       Nipomo Branch Land Lease*
         10.5       Lompoc Branch Lease*
         10.6       Form of "Change in Control" Employment Contract**
         27         Financial Data Schedule (for SEC use only)


          *All documents listed are incorporated by reference and can be found in the Registration Statement of the Company filed on Form S-4.

          **This exhibit is contained in BSM Bancorp's Quarterly Report on Form
            10-Q for the period ended March 31, 1997, filed with the Commission on May 15, 1997 (Commission File No. 333-16951), and incorporated by reference.

     B)   Reports on Form 8 - K

          There were no reports on Form 8-K during the three months ended June 30, 1997.

                                 SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BSM Bancorp
                                          (Registrant)




                                          /s/ William A. Hares
Date:  July 25, 1997                      William A. Hares
                                          President and
                                          Chief Executive Officer





                                          /s/ F. Dean Fletcher
Date:  July 25, 1997                      F. Dean Fletcher
                                          Executive Vice President
                                          and Chief Financial Officer