Form 10-Q
period 1997-09-30
BSM BANCORP
filed 1997-11-03
CIK 1027324

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

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

On October 27, 1997, there were 2,981,339 shares of BSM Bancorp Common Stock outstanding.

                                  BSM BANCORP
                               September 30, 1997
                                      INDEX



                         PART I - FINANCIAL INFORMATION                    PAGE
                                                                           ----
Item 1 - Financial Statements
     Consolidated Balance Sheet at September 30, 1997 and
           December 31, 1996............................................     3
     Consolidated Statement of Income for the nine months ended
           September 30, 1997 and 1996..................................     4
     Consolidated Statement of Cash Flows for the nine months ended
           September 30, 1997 and 1996..................................     5
     Consolidated Statement of Changes in Capital from January 1, 1996
           through September 30, 1997 ..................................     6
     Notes to Consolidated Financial Statements.........................     7
Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     8

                           PART II - OTHER INFORMATION
Item 6 - Exhibits and Reports on Form 8-K...............................    11

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          BSM BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                    ASSETS

                                                  SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                  ------------------    -----------------
Cash and due from banks                             $  18,483,726         $  17,643,554
Federal funds sold                                     17,074,000            13,920,000
                                                    -------------         -------------
Cash and cash equivalents                              35,557,726            31,563,554
Investments:
    Securities available-for-sale                      43,887,311            23,865,611
    Securities held-to-maturity (market value of
     $56,728,847 and $68,331,524, respectively)        56,620,480            68,339,127
Loans, net of unearned income                         181,757,346           179,391,366
    Allowance for loan losses                          (2,239,520)           (2,701,876)
                                                    -------------         -------------
Net loans                                             179,517,826           176,689,490
Premises and equipment                                 12,941,255            12,648,207
Accrued interest receivable and other assets            7,304,788             8,291,296
                                                    -------------         -------------
         Total Assets                               $ 335,829,386         $ 321,397,285
                                                    -------------         -------------
                                                    -------------         -------------

                                  LIABILITIES

Deposits:
    Noninterest-bearing demand                      $  68,101,862         $  67,181,717
    Interest-bearing demand                           117,750,093           111,528,482
    Time deposits under $100,000                       78,272,183            70,229,443
    Time deposits $100,000 or more                     35,144,449            37,338,194
                                                    -------------         -------------
         Total deposits                               299,268,587           286,277,386
Accrued interest payable and other liabilities          1,838,220             2,487,932
                                                    -------------         -------------
         Total liabilities                            301,106,807           288,765,768
                                                    -------------         -------------

Shareholders' equity:
Common stock,  50,000,000 authorized;
    Issued and outstanding
         2,980,939 as of September 30, 1997
         2,973,631 as of December 31, 1996             11,536,339            11,460,488
Undivided profits                                      23,127,097            21,176,801
Valuation of securities available-for-sale,
 net of tax                                                59,143                (5,772)
                                                    -------------         -------------
         Total capital                                 34,722,579            32,631,517
                                                    -------------         -------------
         Total Liabilities & Capital                $ 335,829,386         $ 321,397,285
                                                    -------------         -------------
                                                    -------------         -------------

                             BSM BANCORP AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)


                                                  THREE MONTH PERIOD            NINE MONTH PERIOD
                                                  ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                               -------------------------   ---------------------------
                                                  1997           1996          1997           1996
                                               -----------   -----------   ------------   ------------
INTEREST INCOME:
Interest and fees on loans                     $ 4,744,167   $ 4,594,386   $ 13,901,268   $ 13,149,758
Interest on investment securities-taxable        1,238,066     1,133,991      3,518,716      3,078,012
Interest on investment securities-nontaxable       174,727        87,763        544,985        394,524
Other interest income                              187,890       252,361        459,404        581,044
                                               -----------   -----------   ------------   ------------
TOTAL INTEREST INCOME                            6,344,850     6,068,501     18,424,373     17,203,338
                                               -----------   -----------   ------------   ------------
INTEREST EXPENSE:
Interest on demand and savings deposits            605,261       648,589      1,784,617      1,887,364
Interest on time deposits                        1,533,157     1,431,924      4,443,428      4,012,463
                                               -----------   -----------   ------------   ------------
TOTAL INTEREST EXPENSE                           2,138,418     2,080,513      6,228,045      5,899,827
NET INTEREST INCOME BEFORE PROVISION             4,206,432     3,987,988     12,196,328     11,303,511
                                               -----------   -----------   ------------   ------------
Less: Provision for loan losses                          0         5,000         30,000         20,500
                                               -----------   -----------   ------------   ------------
NET INTEREST INCOME AFTER PROVISION              4,206,432     3,982,988     12,166,328     11,283,011
OTHER OPERATING INCOME:
Service charges and fees                           507,844       471,592      1,500,643      1,346,194
Other fee income                                   227,837       157,774        547,271        432,449
Merchant discount fees                             147,978       137,658        438,250        374,189
Other income                                       (20,072)       42,401         89,786        168,669
                                               -----------   -----------   ------------   ------------
TOTAL OTHER OPERATING INCOME                       863,587       809,425      2,575,950      2,321,501
                                               -----------   -----------   ------------   ------------
OTHER OPERATING EXPENSES:
Salaries and employee benefits                   1,673,511     1,695,636      5,312,625      4,873,487
Occupancy expenses                                 238,131       248,654        723,588        711,638
Furniture and equipment                            350,332       354,540      1,073,073      1,041,830
Advertising and promotion                          181,103       162,584        535,010        423,308
Professional expenses                               90,276       139,221        259,225        368,833
Office expenses                                    220,976       207,466        722,684        586,710
Merchant processing costs                          148,328       196,564        404,820        421,868
Other expenses                                     285,143       286,090        834,168        687,903
                                               -----------   -----------   ------------   ------------
TOTAL OTHER OPERATING EXPENSES                   3,187,800     3,290,755      9,865,193      9,115,577
                                               -----------   -----------   ------------   ------------
Income before taxes                              1,882,219     1,501,658      4,877,085      4,488,935
Provision for income taxes                         740,000       607,000      1,884,800      1,748,000
                                               -----------   -----------   ------------   ------------
NET INCOME                                     $ 1,142,219   $   894,658   $  2,992,285   $  2,740,935
                                               -----------   -----------   ------------   ------------
                                               -----------   -----------   ------------   ------------
EARNING PER SHARE                              $      0.38   $      0.30   $       0.99   $       0.91
Number of shares used in computation             3,032,000     3,004,000      3,029,000      2,998,000
                                               -----------   -----------   ------------   ------------
                                               -----------   -----------   ------------   ------------

                           BSM BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                  THREE MONTH PERIOD                NINE MONTH PERIOD
                                                  ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                              ----------------------------   -----------------------------
                                                  1997            1996           1997             1996
                                              -------------   ------------   -------------   -------------
OPERATING ACTIVITIES
Net income                                    $   1,142,219   $    894,658   $   2,992,285   $   2,740,935
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                     316,458        285,504         929,261         853,144
  Provision for credit losses                             0          5,000          30,000          20,500
  Net amortization of premium/
   discounts-investments                             44,282         59,743         255,923         263,548
  Loans originated for sale                        (469,800)    (2,221,750)     (2,024,941)     (4,708,950)
  Proceeds from loan sales                          387,000      1,366,750       2,726,479       5,163,484
  Net loss (gain) from sale of fixed assets          31,625         (3,927)        (14,312)        (52,319)
  Net loss (gain) from sale of oth. real
   estate loans                                    (207,747)       (13,341)       (172,361)        (39,095)
  Net change in accrued interest, other
   assets and other liabilities                     830,518      1,145,592        (178,099)        250,052
                                              -------------   ------------   -------------   -------------
Net cash provided by operating activities         2,074,555      1,518,229       4,544,235       4,491,299

INVESTING ACTIVITIES
Proceeds from maturities of securities held
 to maturity                                     12,003,700      9,590,000      21,863,777      28,916,923
Proceeds from maturities of securities
 available for sale                               5,000,000      3,000,000      12,173,000       3,000,000
Purchases of held-to-maturity securities         (4,802,534)    (9,434,859)    (12,984,128)    (25,720,465)
Purchases of available-for-sale securities      (20,342,967)    (9,010,962)    (29,501,553)    (21,589,931)
Net decrease in loans                            (5,654,643)       682,308      (3,979,543)      4,436,178
Purchases of premises and equipment                (103,889)    (1,086,224)     (1,263,387)     (2,301,018)
Proceeds from the sale of other real
 estate owned                                       359,171        788,341       1,061,767       1,114,643
Proceeds for the sale of equipment                    5,650          3,927          55,390          64,073
Net cash received for purchase of
 Citizens Bank                                            0              0               0       8,067,071
                                              -------------   ------------   -------------   -------------
Net cash provided (used) by investing
 activities                                     (13,535,512)    (5,467,469)    (12,574,677)     (4,012,526)

FINANCING ACTIVITIES
Net decrease in demand and savings deposits      11,789,554        265,696       7,141,756     (13,482,865)
Net increase in time deposits                     2,729,627      2,626,823       5,848,995      12,690,490
Payments for dividends/distributions               (595,986)      (414,339)     (1,041,989)       (964,191)
Proceeds from the exercise of stock options          30,201         19,000          75,851         137,500
                                              -------------   ------------   -------------   -------------
Net cash provided (used) by financing
 activities                                      13,953,396      2,497,180      12,024,613      (1,619,066)
                                              -------------   ------------   -------------   -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS         2,492,439     (1,452,060)      3,994,171      (1,140,293)
                                              -------------   ------------   -------------   -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR     33,065,286     30,436,661      31,563,554      30,124,894
                                              -------------   ------------   -------------   -------------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30,      $  35,557,725   $ 28,984,601   $  35,557,725   $  28,984,601
                                              -------------   ------------   -------------   -------------
                                              -------------   ------------   -------------   -------------
Cash paid during the year for interest            2,130,919      1,893,578       6,699,391       5,336,803
Cash paid during the year for income taxes          395,085        569,535       1,511,162       1,759,807

                                   BSM BANCORP

                        STATEMENT OF CHANGES IN CAPITAL
                                   (Unaudited)

                                                                                         NET
                                              COMMON SHARES                           UNREALIZED
                                         -----------------------                    ADJUSTMENT IN
                                         NUMBER OF                   UNDIVIDED      AVAILABLE FOR
                                           SHARES      AMOUNT         PROFITS      SALE SECURITIES      TOTAL
-----------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1996               2,950,081  $ 11,250,288    $ 18,673,257     $  51,221       $ 29,974,766
Proceeds from exercise of
   stock options                            16,000       137,500                                          137,500
Dividends paid                                                          (964,191)                        (964,191)
Net income for the period                                              2,740,935                        2,740,935
Adjustment in available for sale
  Securities, net of taxes of $ 71,817                                                (107,726)          (107,726)
                                         ---------  ------------    ------------     ---------       ------------
BALANCE AT SEPTEMBER 30, 1996            2,966,081    11,387,788      20,450,001       (56,505)        31,781,284
Issuance of organizational stock               150         1,500                                            1,500
Proceeds from exercise of
   stock options                             7,400        71,200                                           71,200
Adjustment in available for sale
  Securities, net of taxes of $(33,822)                                                 50,733             50,733
Net income for the period                                               726,800                           726,800
                                         ---------  ------------    ------------     ---------       ------------
BALANCE AT DECEMBER 31, 1996             2,973,631    11,460,488      21,176,801        (5,772)        32,631,517
Retirement of organizational stock            (150)       (1,500)                                          (1,500)
Proceeds from exercise of
   stock options                             7,600        79,550                                           79,550
Partial distribution-El Camino Merger         (142)       (2,199)                                          (2,199)
Dividends paid                                                        (1,041,989)                      (1,041,989)
Net income for the period                                              2,992,285                        2,992,285
Adjustment in available for sale
  Securities, net of taxes of $(43,277)                                                 64,915             64,915
                                         ---------  ------------    ------------     ---------       ------------
BALANCE AT SEPTEMBER 30, 1997            2,980,939  $ 11,536,339    $ 23,127,097     $  59,143       $ 34,722,579
                                         ---------  ------------    ------------     ---------       ------------
                                         ---------  ------------    ------------     ---------       ------------

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

As of December 31, 1996, the Company had only one shareholder and it had no SEC nor Federal Reserve Bank reporting requirements. Following completion of the Merger, the Company is required to file periodic reports under section 15(d) of the Exchange Act. A quarterly report on Form 10Q was filed on March 31, 1997, for the first time. As the Merger was recorded using the pooling of interest method, restatement of prior balances was necessary to meet accounting standards. Accordingly, the financial statements herein contain balances prior to the actual existence of the Company which reflect what the "consolidated" entity would have reported as restated for all acquisitions, either recorded by pooling or purchase accounting.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. On January 10, 1997, the Bank acquired El Camino National Bank through an exchange of Bank stock. This acquisition was accounted for by using the pooling of interest method. The annual report for Bank of Santa Maria, although disclosing the merger, did not restate the 1996 financial numbers as the effect on the reported numbers was not deemed material. Concurrently, the Bank was in the process of obtaining regulatory approval to form the Company. While the management of BSM Bancorp believes that the disclosures presented are sufficient to make the information not misleading, reference should be made to the Bank's Annual Report for the year ended December 31, 1996. Management had elected to include a CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY to assist the reader in the analysis of the Merger and the acquisition, both of which occurred during the first quarter.

The accompanying consolidated balance sheets, statements of income, statements of changes in shareholders' equity and statement of cash flows (as restated for the acquisition of El Camino National Bank and the subsequent Merger of the Bank of Santa Maria by the Company), reflect all material adjustments necessary for fair presentation of the Company's financial position as of September 30, 1997 and December 31, 1996 and the results of operations for the nine months ended September 30, 1997 and 1996. All such adjustments were of a normal recurring nature.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the nine months ended September 30, 1997, the Company reported net income of $2,992,000, or $.99 per share compared to a net income of $2,741,000, or $.91 per share for the same nine month period in 1996. Earnings per share for the third quarter of this year was up 22.6% to $.38 compared to $.30 for the same period in 1996. The annualized return on average assets was 1.26% for 1997 compared to 1.24% for 1996, as restated for the El Camino merger. Annualized return on average shareholders' equity for 1997 and 1996 was 11.72% and 11.83% respectively.

FINANCIAL CONDITION

Total assets as of September 30, 1997, increased 4.5% to $335.8 million in comparison to restated total assets of $321.4 million as of December 31, 1996. Comparable asset totals for the first nine months of 1996, recorded a
 .4% increase after factoring out the purchase of approximately $29 million in assets in conjunction with the May, 1996 Citizens acquisition. Cash and cash equivalents increased by $4.0 million with funds provided by the operating activities. Loans increased by $2.8 million during the first nine months of 1997, compared to a $6.0 million decline during the same period in 1996, after factoring the purchase of approximately $18 million dollars in loans in conjunction with the May, 1996 Citizens acquisition. The percentage of increase was 1.6% for 1997, versus a decline of 3.7% for 1996.

Total investment dollars increased by 9.0% to $100.5 million as of September 30, 1997. The mix between securities held to maturity and available for sale reflects the Company's policy to have a larger percentage of security dollars available to meet liquidity needs. This was accomplished by purchasing "available for sale" securities from the proceeds of maturing "held to maturity" securities as well as investing the funds made available from increasing deposit dollars. The increase in premises and equipment by a net of $293,000 included the purchase of land adjacent to the Bank's main office previously leased for employee parking, cost associated with the purchase and refurbishing of the building used for the newly opened Atascadero Branch, a $300,000 expenditure to upgrade the Bank's mainframe computer offset by the sale of the Templeton Main Street Branch facilities. The Bank's cash flow continued to benefit from several sales of other real estate owned properties during the third quarter.

Deposits increased by $13.0 million during the first nine months of 1997, versus virtually no increase during the same period in 1996, after factoring in the purchase of approximately $29 million in deposits in conjunction with the May 1996 Citizens acquisition. The percentage of increase was 4.5% for 1997, occurring primarily during the third quarter. The earlier decline appears to attributable to be the runoff of deposit dollars associated with the acquisition of El Camino National Bank in January of 1997 and the acquisition of Citizens in May of 1996. A certain level of runoff was anticipated by Company management.

The Bank, prior to its acquisition by the Company, paid semi-annual dividends, a policy which was first implemented in mid 1996. During the first quarter of 1996, the Directors of the Bank paid a $.20 per share annual cash dividend which was augmented in August of 1996, with the first semi-annual dividend of $.15 per share. In January of 1997, the Bank again paid a $.15 per share cash dividend. The Company was the beneficiary of two organizational dividends from the Bank during the first nine months of 1997. A dividend in the amount of $150,000 payable on March 12, 1997 and a dividend in the amount of $700,000 payable on August 17, 1997. With the Company now fully organized, a $.20 per share cash dividend was declared in July, 1997, payable on August 15, 1997. Both the Bank and the Company maintain strong liquidity positions.

RESULTS OF OPERATIONS

Interest income on loans was up by $752,000 in the first nine months of 1997, compared with the same period during 1996. The increase in interest income was primarily attributable to the increase in average outstanding loans, which were up by $7.1 million. The effective yield increased only by approximately 18 basis points. Approximately 70% of this positive variance is due to the volume increase, primarily from the purchase of loans in conjunction with the Citizens acquisition. There was also a difference caused by the number of days during the respective first quarters which accounts for approximately $45,000.

Interest income on investments, including Federal funds transactions, increased by $470,000 during the first nine months of 1997 over the comparable period in 1996. This increase, as with loans, was primarily attributable to the increase in funds available for investment, which was up by $11.0 million. The effective yield increased 2.5 basis points. Approximately 96% of this positive variance is due to the volume increase (primarily from the investible cash, $8.1 million), made available in conjunction with the Citizens acquisition. There was also a difference caused by the number of days during the respective first quarters which accounts for approximately $14,000.

Interest expense on interest-bearing deposits were up by $328,000 in the first nine months of 1997, compared with the first nine months of 1996. The increase in interest expense was attributable to the increase in average interest-bearing deposits which were up by $11.6 million. The effective rate increased less than 2 basis points. The increase in the rate raised the overall interest expense cost by about $22,000. There was also a difference caused by the number of days during the respective first quarters which accounts for approximately $21,000.

Net interest margin improved from 5.75% for the first nine months of 1996, to 5.82% for the same period in 1997. The provision for loan losses of $30,000 is sufficient to bring the allowance for loan losses to a balance considered to be adequate to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based upon a detailed evaluation of the portfolio, current economic conditions and trends, historical loan loss experience and other risk factors.

Noninterest income increased $254,000 or 10.96% to $2,576,000 as of September 30, 1997. While the effect of the mergers contributed to the increased service fee base, fees from the sale of loans into the secondary market also are reflected in the overall increase in 1997. Non interest expenses increased $750,000 or 8.22% to $9,865,000 as of September 30, 1997.
Approximately 55% of this overall increase is related to increased salary expense, due directly to the three additional operating branches reflected in the first nine months of 1997. Two of these branches (Citizens Bank) were acquired in May of 1996 and accounted for using purchase accounting. Salary dollars are, therefore, not included in the 1996 reported numbers for the first four months. The number of full-time equivalents, as restated for the El Camino merger, was reported at 195 as of September 30, 1996, as well as September 30, 1997. Also during the first nine months of 1997, the Bank absorbed certain costs associated with the El Camino merger totaling approximately $56,000, goodwill amortization from the Citizens acquisition totaling $99,000, increased occupancy costs for the three additional locations of approximately $67,000, as well as increased promotional expenses associated with the El Camino merger and the opening of the Atascadero Branch of approximately $33,000. There was also a writedown of $54,000 to one of the Bank's OREO properties which occurred during the first nine months as well as costs associated with the closure of the Main Street Branch in Templeton. While some of these aforementioned expenses will be ongoing, approximately $200,000 appear to be of a non-reoccurring nature. Excluding these dollars would bring the percentage of increase in noninterest expenses for the first nine months of 1997 (when compared to first half 1996), down to 6.0%, which is more in line with the increase in noninterest income.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based upon an institution's assets risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. The following table sets forth the Company's and the Bank's leverage and risk-based capital ratios at September 30, 1997:

  (In thousands)                 COMPANY                  BANK
---------------------------------------------------------------------
                           Amount        %         Amount         %
                         --------------------------------------------

LEVERAGE RATIO           $  32,952    10.18%     $  32,639     10.15%
Regulatory minimum       $  12,945     4.00%     $  12,868      4.00%
Excess                   $  20,007     6.18%     $  19,771      6.15%

RISKED-BASED RATIOS
Tier 1 capital           $  32,952    15.05%     $  32,639     14.90%
Tier 1 minimum           $   8,758     4.00%     $   8,762      4.00%
Excess                   $  24,194    11.05%     $  23,877     10.90%

Total capital            $  35,191    16.07%     $  34,878     15.92%
Total capital minimum    $  17,517     8.00%     $  17,523      8.00%
Excess                   $  17,674     8.07%     $  17,355      7.92%

The management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have material effect on the liquidity, capital resources or operations of the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    A)   Exhibits

    Exhibit No.                   Exhibit
    ---------------------------------------------------------------------------
         2.1       Plan of Reorganization and Merger Agreement - Annex 1 of
                     Written Consent Statement/Prospectus*
         3.1       Articles of Incorporation of Registrant*
         3.2       Amendment to Articles of Incorporation of Registrant*
         3.3       Amendment to Articles of Incorporation of Registrant*
         3.4       Bylaws of the Registrant*
        10.1       Form of Indemnification Agreement*
        10.2       BSM Bancorp 1996 Stock Option agreement as approved by
                     California Department of Corporations**
        10.3       Form of Written Consent*
        10.4       Nipomo Branch Land Lease*
        10.5       Lompoc Branch Lease*
        10.6       Form of "Change in Control" Employment Contract**
        27         Financial Data Schedule (for SEC use only)

         *All documents listed are incorporated by reference and can be found in the Registration Statement of the Company filed on Form S-4.

        **This exhibit is contained in BSM Bancorp's Quarterly Report on Form
          10-Q for the period ended March 31, 1997, filed with the Commission on May 15, 1997 (Commission File No. 333-16951), and incorporated by reference.

    B)   Reports on Form 8-K

         There were no reports on Form 8-K during the nine months ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BSM Bancorp
                                       (Registrant)




                                       /s/ William A. Hares
Date:    October 27, 1997              William A. Hares
                                       President and
                                       Chief Executive Officer





                                       /s/ F. Dean Fletcher
Date:    October 27, 1997              F. Dean Fletcher
                                       Executive Vice President
                                       and Chief Financial Officer