Form 10-K405
period 1997-12-31
BSM BANCORP
filed 1998-03-18
CIK 1027324

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20529

                                     FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                         OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
                        FOR THE TRANSITION PERIOD N/A TO N/A
                                EXCHANGE ACT OF 1934

                         COMMISSION  FILE NUMBER 333-16951
                                    BSM BANCORP
                (Exact name of registrant as specified in its charter)

               California                              77-0442667
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)
  -----------------------------------------------------------------------
          2739 Santa Maria Way
            Santa Maria, CA                              93455
    (Address of principal executive                    (Zip Code)
                offices)

        Registrant's telephone number, including area code :  (805) 937-8551

          Securities registered pursuant to Section 12(b) of the Act: None

            Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 27, 1998 was $61,384,095.

The number of shares of common stock of the registrant outstanding as of March 18, 1998 was 3,007,639.

FORM 10-K

TABLE OF CONTENTS AND CROSS REFERENCE SHEET


                                                                    PAGE # IN
                                                                       10-K
                                                                       ----

 PART I
   Item 1.   Business                                                    3

   Item 2    Properties                                                 17

   Item 3    Legal Proceedings                                          18

   Item 4    Submission of Matters to a Vote of Security Holders        18

 PART II
   Item 5    Market for Registrant's Common Equity and Related
             Stockholder Matters                                        18

   Item 6    Selected Financial Data                                    19

   Item 7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        20

   Item 8    Financial Statements and Supplementary Data                32

   Item 9    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                        54

 PART III
   Item 10   Directors and Executive Officers of Registrant             55

   Item 11   Director and Executive Officer Compensation                57

   Item 12   Security Ownership of Certain Beneficial Owners and
             Management                                                 62

   Item 13   Certain Relationships and Related Transactions             63

 PART IV
   Item 14   Exhibits, Financial Statement Schedules and Reports
             on 8-K                                                     63


PART 1

ITEM 1.  BUSINESS

GENERAL

BSM BANCORP

BSM Bancorp (referred to herein on an unconsolidated basis as "BSM" and on a consolidated basis as the "Company') is a bank holding company incorporated in California on November 12,1996, and registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on March 12, 1997 when, pursuant to a reorganization, it acquired all of the voting stock of Bank of Santa Maria (the "Bank"). The Bank is the Company's principal asset.

The Company's principal business is to serve as a holding company for the Bank and for other banking or bank related subsidiaries which the Company may establish or acquire. The Company has not engaged in any other activity to date. As a legal entity separate and distinct from its subsidiaries, BSM's principal source of funds is, and will continue to be, dividends paid by and other funds advanced by primarily the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to BSM. See "Note L-Regulatory Matters" in the Annual Report to Shareholders. At December 31, 1997, the Company had $344.0 million in total consolidated assets, $189.2 in total consolidated net loans and $306.3 million in total consolidated deposits.

BSM's authorized Capital Stock consists of 25,000,000 of Preferred Stock, none of which is outstanding, and 50,000,000 of Common Stock of which 2,990,939 was outstanding as of December 31, 1997.

The principal executive offices of the Company and the Bank are located at 2739 Santa Maria Way, Santa Maria, California.

MERGER WITH MID-STATE BANK

On January 29, 1998, Mid-State Bank ("Mid-State") entered into an Agreement to Merge and Plan of Reorganization (the "Agreement") with the Company pursuant to which, among other things, (i) Bank will merge with and into Mid-State, (ii) BSM will become the holding company for Mid-State and change its name to Mid-State Bancshares ("MSB"), and (iii) the shareholders of Mid-State will become shareholders of MSB in accordance with an exchange ratio set forth in the Agreement, all subject to the terms and conditions specified in the Agreement

Consummation of the Agreement and the transactions contemplated therein, is subject to regulatory and shareholder approval, as well as other conditions set forth in the Agreement. No assurance can be given that the Agreement and the transactions contemplated therein will be consummated. Should the transaction be consummated, current Company shareholders will hold approximately 30% of the shares of the newly renamed holding company.

BANK OF SANTA MARIA

The Bank was incorporated under the laws of the State of California on June 27, 1977, was licensed by the California State Banking Department and commenced operations as a California state chartered bank on March 18, 1978. The Bank's accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"), but like most banks of its size in California, is not a member of the Federal Reserve Bank. The Bank's authorized Capital Stock consists of one class of Common Stock, of which there were 100 shares outstanding as of December 31, 1997, which was held by BSM.

The Bank currently operates 13 retail banking offices along the central coast of California. The main office and two branch offices are located in the City of Santa Maria with additional offices located in the communities of Guadalupe, Oak Knolls, Vandenberg Village, Nipomo, Grover Beach, Pismo Beach, Paso Robles and Templeton. On January 10, 1997, El Camino National Bank, with one office in Lompoc, merged into Bank of Santa Maria. On February 3, 1997, the Bank opened a banking office in Atascadero. The Bank has its headquarters in the City of Santa Maria at 2739 Santa Maria Way, Santa Maria, California 93455. Its telephone number is (805) 937-8551.

The Bank has expanded from its initial branches in the larger community of Santa Maria both to the North and to the South, along a corridor following U.S. Highway 101. The economy in this area of California is based upon agriculture, oil, tourism, light industry, the aerospace industries and nuclear energy production. Services to support those employed in these industries, (including medical, financial, and educational services), have expanded the two county areas increasing the population of the Bank's service area to approximately 175,000. Certain economic activities are unique to the area such as the space launching facility at Vandenberg Air Force Base (which is now being actively used by large commercial enterprises) and the production of seeds for numerous flowers grown worldwide. While major oil companies have elected to do business elsewhere (due to the very stringent county business regulations), smaller production companies have moved in to continue the oil industry in the area. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches make large contributions to the local economy. Access to numerous recreational activities, including both mountains and beaches, provide a fairly stable tourist industry from larger metropolitan areas to the North, South and East. The commercial space industry will continue to bring "high tech" employment into the area. Due to the diversity of the industries within the Bank's market area, the Central Coast, while not immune to economic fluctuations, tends to enjoy more stability than many areas of both the California marketplace and the country in general.

ACQUISITION OF TEMPLETON NATIONAL BANK

Following all necessary regulatory approvals, on September 8, 1995, the Bank acquired Templeton National Bank ("Templeton") pursuant to an Agreement and Plan of Reorganization dated March 10, 1995, providing for the merger of Templeton into the Bank. The Agreement provided for Templeton shareholders to receive shares of the Bank Common Stock based upon the comparative book values of the banks at the closing plus a premium of $500,000. The Bank issued 397,561 shares of its Common Stock to the former shareholders of Templeton. As of the merger date, Templeton's deposits were approximately $24 million and loans were approximately $18 million. Templeton had one office and two offsite ATM locations. Since the acquisition, one of the offsite ATM locations was closed and the second has been relocated to the Atascadero Police Station. This acquisition was treated as a pooling transaction for accounting purposes.

ACQUISITION OF CITIZENS BANK OF PASO ROBLES, N.A.

Following all necessary regulatory approvals, on May 3, 1996, the Bank acquired Citizens National Bank of Paso Robles, N.A. ("Citizens") pursuant to an Agreement and Plan of Reorganization dated October 30, 1995, providing for the merger of Citizens into the Bank. The Agreement provided for the shareholders of Citizens to receive cash at the rate of 1.6 times book value per share of Citizens stock as of the end of the month preceding the closing. The exchange value used in the merger was $16.94 of each share of Citizens stock surrendered. The transaction was treated as a purchase for accounting purposes and approximately $1.9 million of goodwill was recorded. Acquired deposits were recorded at approximately $29 million and acquired loans at $18 million. Citizens had two offices at the time of the merger. In August 1997, the Bank closed the former Citizens branch in Templeton.

ACQUISITION OF EL CAMINO NATIONAL BANK

Following all necessary regulatory approvals, on January 10, 1997, the Bank acquired El Camino National Bank ("El Camino") pursuant to an Agreement and Plan of Reorganization dated July 16, 1996, providing for the merger of El Camino into the Bank. The Agreement provided for the shareholders of El Camino to receive shares of Bank Common Stock based upon the comparative book values of the banks as of the end of the month preceding the closing. As of the closing date, El Camino's deposits were approximately $16 million, and loans were approximately $12 million. This acquisition was treated as a pooling transaction for accounting purposes. The exchange value used in the merger was
 .7332 shares of Bank Common Stock for each share of El Camino Common Stock.  The
Bank issued 201,678 shares to complete this transaction.   El Camino had only
one office in Lompoc, California, and the Bank continues to operate from this location.

SERVICES

The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, money market checking and savings accounts, time certificates of deposit of varying maturities, individual retirement accounts, the making of commercial loans, various types of consumer loans and real estate loans and provides safe deposit, travelers cheques, notary public and other customary non-deposit banking services. The Bank is a merchant depository for Master Charge and Visa drafts enabling merchants to deposit both types of drafts with the Bank.

Banks in California have been empowered to conduct certain insurance activities and to market such services to the public. The Bank did obtain its Organizational Insurance License in the fall of 1989, but has not elected to offer products which require this license.

The Bank's organization and operations have been designed to serve the banking needs of individuals and small to medium sized businesses located in the Northern Santa Barbara and San Luis Obispo County areas of California.

DEPOSIT AND LIABILITY MANAGEMENT

Deposits represent the Bank's primary source of funds. As of December 31, 1997, the Bank had approximately 18,500 demand, money market checking/savings deposits and NOW accounts representing approximately $157.1 million with an average balance of approximately $8,500 per account. Of those deposits, approximately $82.4 million, or 52%, were interest bearing accounts. The Bank had approximately 11,600 savings accounts representing approximately $32.5 million in total deposits, with an average balance of approximately $2,800 per account. The Bank had approximately 4,800 time certificates of deposit, representing approximately $116.4 million in total deposits with an average balance of approximately $24,300 per account. Of the total deposits as of December 31, 1997, approximately $38.0 million were in the form of certificates of deposit in denominations of $100,000 or more and all other time deposits was approximately $79.0 million. During the twelve months ending December 31, 1997, demand deposits increased approximately $7.4 million, money market and NOW accounts increased approximately $3.4 million, savings accounts remained essentially flat and time certificates of deposit increased approximately $9.4 million.

The Bank is not dependent on a single or a few customers for its deposits, most of which are obtained from individuals and small to medium businesses. This results in relatively small average balances, but makes the Bank less subject to adverse effects from the loss of a substantial depositor. As of December 31, 1997, no individual, corporate, or public depositor accounted for more than 1.0% of the Bank's total deposits and the five largest deposit accounts represented only 3.0% of the total deposits.

Liquidity is the Bank's ability to meet fluctuations in deposit levels and to provide for the credit needs of its customers. The objective in liquidity management is to maintain a balance between the sources and uses of funds. Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits. The Bank holds overnight Federal funds as a cushion for temporary liquidity needs. During the year ended 1997, Federal funds averaged $11.9 million, or 3.7% of total average assets. In addition, the Bank maintains Federal funds credit lines with major correspondents aggregating $11.1 million, subject to the customary terms for such arrangements.

The Bank's liquidity ratio, which measures the percentage of deposits which are used to fund cash, cash equivalents and marketable securities, was 42.0% as of December 31, 1997. This ratio is substantially in excess of the Bank's minimum percentage of 20%.

LOANS

The Bank makes loans in four main areas, including (1) loans to individuals for household, family and other consumer expenditures, (2) commercial and industrial loans, (3) real estate loans and (4) agriculture loans. During 1997, the loan portfolio mix continued to show growth in the percentage of agricultural loans now representing over 19% of the Bank's portfolio. Commercial loans have also experienced an increase in the percentage of loans outstanding constituting over 30% of the portfolio. This change has resulted from declines in both consumer and real estate loan categories.

The Bank maintains a reserve for possible loan losses in the loan portfolio. Additions to the reserve are made by charges to operating expenses. All loans deemed to be uncollectible are charged to the reserve; subsequent recoveries are credited to the reserve. The loan loss provision is based on current factors which, in management's judgment, deserve recognition in estimating possible losses. These factors include the current economic climate, past loan loss history and management's forecast for the coming year.

As of December 31, 1997, the reserve for loan losses was approximately 1.11% of loans outstanding, a level believed adequate by management. The reserve for possible loan losses is maintained on an aggregate basis only and is not allocated among the various types of loans made by the Bank. Outside factors, not within the Bank's control, such as adverse changes in the economy, can effect the adequacy of the reserves and there can be no assurance that, in any given period, the Bank might not suffer losses which are substantial in relation to the size of the reserve. During the year ending December 31, 1997, the Bank sustained net charge-offs of approximately $618,000 or .35% of the Bank's average loans.

INVESTMENT SECURITIES

The Bank maintains a portfolio of investment securities to provide income and to serve as a secondary source of liquidity for its operations in conjunction with funds sold overnight in the Federal funds market. The Bank's Investment Policy provides for the purchase of United States Treasury Securities, United States Government Agency Securities, Corporate Securities and State, County and Municipal Securities. As of December 31, 1997, the aggregate book value of the Bank's investment securities was approximately $108.8 million. Of this total, approximately $18.6 million was in U.S. Government Securities, approximately $57.4 million was in U.S. Government Agency Securities, approximately $2.6 million was in Corporate Securities and approximately $30.2 million was in securities issued by State and local subdivisions thereof. The type of investments held in the Bank's portfolio are influenced by several factors. Among these are: rate of return, maturity and risk.

It is the Bank's policy to stagger the maturities of its securities to maintain a liquid portfolio and to meet other Bank needs. The sale of "Federal Funds" (short-term loans to other banks), are also made as alternate investments for available excess funds. Approximately $658,000 of the Bank's operating income in 1997, represented interest on Federal Funds sold.

Acceptable securities may be pledged to secure public deposits from state and public agencies. As of December 31, 1997, the Bank had Public Funds totaling approximately $2,160,000 secured by approximately $6,006,000 in eligible securities.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below, is a summary description of certain laws which relate to the regulation of BSM and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

BSM BANCORP

BSM, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). BSM is required to file with the Federal Reserve Board quarterly, semi-annual and annual reports, and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct inspections of the BSM and its subsidiary. The first of such inspections occurred in September, 1997.

The Federal Reserve Board may require that BSM terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, BSM must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, BSM is required by the Federal Reserve Board to maintain certain levels of capital. See "Item 1 - Prompt Corrective Regulatory Action."

BSM is required to obtain prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of BSM and another bank holding company.

BSM is prohibited by the BHCA, except in certain statutory prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary. However, BSM, subject to the prior approval of the Federal Reserve Board, may engage in, or acquire shares of companies engaged in, any activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by BSM or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commences DE NOVO and activities commenced by acquisition, in whole or in part, of a going concern. In 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act"), eliminated the requirement that the bank holding companies seek Federal Reserve Board approval before engaging DE NOVO in permissible nonbanking activities listed in Regulation Y, which governs bank holding companies, if the holding company and its lead depository institution are well-managed and well-capitalized and certain other criteria specified in the statue are met. For purposes of determining the capital levels at which a bank holding company shall be considered "well-capitalized" under this section of the Budget Act and Regulation Y, the Federal Reserve Board adopted as an interim rule, risk-based capital ratios (on a consolidated basis) that are, with the exception of the leverage ratio (which is lower), the same as the levels set for determining that a state member bank is well-capitalized under the provisions established under the prompt corrective action provisions of federal law. See "Item 1 - Prompt Corrective Regulatory Action."

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks, will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice in violation of the Federal Reserve Board's regulations or both.

BSM is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, BSM and its subsidiary are subject to examination by, and may be required to file reports with, the Department of Financial Institutions.

Finally, BSM is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission, (the "Commission").

AVAILABLE INFORMATION

Reports filed with the Commission can be viewed on the internet. The Commission maintains a Web Site that contains reports, proxy and information statements and other information. The address of the site is http://www.sec.gov.

BANK OF SANTA MARIA

Banks are extensively regulated under both federal and state law. The Bank, as a California state chartered bank, is subject to primary supervision, periodic examination and regulation by the Superintendent and the FDIC.

The Bank is insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank, as is the case with all insured banks, pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC. Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

There are statutory and regulatory limitations on the amount of dividends which may be paid to the stockholders by the Bank. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to stockholders made during such period). In the event a bank has no retained earnings or net income for its last three fiscal years, cash dividends may be paid in an amount not exceeding the net income for such bank's last preceding fiscal year only after obtaining the prior approval of the Superintendent.

The FDIC also has authority to prohibit the Bank from engaging in activities that, in the FDIC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice.

Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of its affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of such affiliates. Such restrictions prevent affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of the FDIC Improvement Act.

POTENTIAL AND EXISTING ENFORCEMENT ACTIONS

Commercial banking organizations, such as the Bank, may be subject to potential enforcement actions by the FDIC and the Superintendent for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act.

The regulations of these various agencies govern most aspects of the Bank's business, including required reserves on deposits, investments, loans, certain of their check clearing activities, issuance of securities, payment of dividends, opening of branches, and numerous other areas. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to changes in California and the Federal legislation and regulations which may have the effect of increasing the cost of doing business, limiting permissible activities, or increasing competition.

EFFECT OF GOVERNMENTAL POLICIES AND LEGISLATION

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly the earnings and growth of the Bank are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation has been introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. The likelihood of any major changes and the impact such changes might have on the Bank are impossible to predict.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

On December 19, 1991, the FDIC Improvement Act was enacted into law. Set forth below is a brief discussion of certain portions of this law and implementing regulations that have been adopted or proposed by the Federal Reserve Board, the Comptroller of the Currency ("Comptroller"), the Office of Thrift Supervision ("OTS") and the FDIC (collectively, the "federal banking agencies").

STANDARDS FOR SAFETY AND SOUNDNESS

The FDIC Improvement Act requires the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to internal controls, loan documentation, credit underwriting, interest rate exposure and asset growth. Standards must also be prescribed for classified loans, earnings and the ratio of market value to book value for publicly traded shares. The FDIC Improvement Act also requires the federal banking agencies to issue uniform regulations prescribing standards for real estate lending that are to consider such factors as the risk to the deposit insurance fund, the need for safe and sound operation of insured depository institutions and the availability of credit. Further, the FDIC Improvement Act requires the federal banking agencies to establish standards prohibiting compensation, fees and benefit arrangements that are excessive or could lead to financial loss.

In July 1992, the federal banking agencies issued a joint advance notice of proposed rule making requesting public comment on the safety and soundness standards required to be prescribed by the FDIC Improvement Act. The purpose of the notice is to assist the federal banking agencies in the development of proposed regulations. In accordance with the FDIC Improvement Act, final regulations must become effective no later than December 1, 1993.

In December 1992, the federal banking agency issued final regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

In February 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

Appraisals for "real estate related financial transactions" must be conducted by either state-certified or state-licensed appraisers for transactions in excess of certain amounts. State-certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all non-residential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state-licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage backed securities.

PROMPT CORRECTIVE REGULATORY ACTION

The FDIC Improvement Act requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions that fall below one or more prescribed minimum capital ratios. The purpose of this law is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund.

The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized (significantly exceeding the required minimum capital requirements), adequately capitalized (meeting the required capital requirements), undercapitalized (failing to meet any one of the capital requirements), significantly undercapitalized (significantly below any one capital requirement) and critically undercapitalized (failing to meet all capital requirements).

In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of the FDIC Improvement Act. Under the regulations, an insured depository institution will be deemed to be:

     - "well capitalized" if it (i) has total risk-based capital of 10% or greater, Tier 1 risk-based capital of 6% or greater and a leverage capital ratio of 5% or greater and (ii) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

     - "adequately capitalized" if it has total risk-based capital of 8% or greater, Tier 1 risk-based capital of 4% or greater and a leverage capital ratio of 4% or greater (or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

     - "undercapitalized" if it has total risk-based capital that is less than 8%, Tier 1 risk-based capital that is less than 4% or a leverage capital ratio that is less than 4% (or a leverage capital ratio that is less than 3% if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

     - "significantly undercapitalized" if it has total risk-based capital that is less than 6%, Tier 1 risk-based capital that is less than 3% or a leverage capital ratio that is less than 3%; and

     - "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be reclassified to the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, (i) determines that the institution is in an unsafe or unsound condition or (ii) deems the institution is engaging in an unsafe or unsound practice and not to have corrected the deficiency. At each successive lower capital category, an insured depository institution is subject to more restrictions and federal banking agencies are given less flexibility in deciding how to deal with it.

The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates;
(iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers, subject to certain grandfather provisions for those elected prior to enactment of the FDIC Improvement Act; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

The FDIC has adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

In addition to the risk-based guidelines, the FDIC requires banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by the FDIC to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FDIC has the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency. Because this proposal has only recently been issued, the Bank currently is unable to predict the impact of the proposal on the Bank if the policy statement is adopted as proposed.

In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified "loss"; (b) 50 percent of assets classified "doubtful"; (c) 15 percent of assets classified "substandard"; and (d) estimated credit losses on other assets over the upcoming 12 months.

OTHER ITEMS

The FDIC Improvement Act also, among other things, (i) limits the percentage of interest paid on brokered deposits and limits the unrestricted use of such deposits to only those institutions that are well capitalized; (ii) requires the FDIC to charge insurance premiums based on the risk profile of each institution;
(iii) eliminates "pass through" deposit insurance for certain employee benefit accounts unless the depository institution is well capitalized or, under certain circumstances, adequately capitalized; (iv) prohibits insured state chartered banks from engaging as principal in any type of activity that is not permissible for a national bank unless the FDIC permits such activity and the bank meets all of its regulatory capital requirements; (v) directs the appropriate federal banking agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institution's tangible, core and risk-based capital; and (vi) provides that, subject to certain limitations, any federal savings association may acquire or be acquired by any insured depository institution.

In addition, the FDIC has issued final and proposed regulations implementing provisions of the FDIC Improvement Act relating to powers of insured state banks. Final regulations issued in October 1992 prohibit insured state banks from making equity investments of a type, or in an amount, that are not permissible for national banks. In general, equity investments include equity securities, partnership interests and equity interests in real estate. Under the final regulations, non-permissible investments must be divested by no later than December 19, 1996. The Bank has no such non-permissible investments.

Regulations issued in December 1993, prohibit insured state banks from engaging as principal in any activity not permissible for a national bank, without FDIC approval. The proposal also provides that subsidiaries of insured state banks may not engage as principal in any activity that is not permissible for a subsidiary of a national bank, without FDIC approval.

Certain provisions of the FDIC Improvement Act, such as the recently adopted real estate lending standards and the limitations on investments and powers of state banks and the rules to be adopted governing compensation, fees and other operating policies, may affect the way in which the Bank conducts its business, and other provisions, such as those relating to the establishment of the risk-based premium system, may adversely affect the Bank's results of operations. Furthermore, the actual and potential restrictions and sanctions that apply to or may be imposed on undercapitalized institutions under the prompt corrective action and other provisions of the FDIC Improvement Act may significantly adversely affect the operations and liquidity of the Bank, the value of its Common Stock and its ability to raise funds in the financial markets.

CAPITAL ADEQUACY GUIDELINES

The FDIC has issued guidelines to implement the risk-based capital requirements. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet items into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain U.S. Government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.

A banking organization's qualifying total capital consists of two components:
Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchase credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital.

Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25% of risk-weighted assets; (ii) perpetual preferred stock, cumulative perpetual preferred stock and long-term preferred stock and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50% of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the federal banking agencies.

The FDIC has also adopted a minimum leverage capital ratio of Tier 1 capital to average total assets of 3% for the highest rated banks. This leverage capital ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles are expected to maintain capital well above the minimum level. Furthermore, higher leverage capital ratios are required to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of the FDIC Improvement Act.

PREMIUMS FOR DEPOSIT INSURANCE

Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The FDIC also has authority to impose special assessments against insured deposits.

The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023% of deposits. The FDIC, effective September 15, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the condition of the bank, as a result of the re-capitalization of the BIF. On November 15, 1995, the FDIC voted to drop its premiums for well capitalized banks to zero effective January 1, 1996.
Other banks will be charged risk-based premiums up to $.27 per $100 of deposits.

In 1996, Governor Pete Wilson signed Assembly Bill 3351 (the "Banking Consolidation Bill"), authored by Assemblyman Ted Weggeland and sponsored by the California State Banking Department (the "Department"), effective July 1, 1997, which creates the California Department of Financial Institutions ("DFI") to be headed by a Commissioner of Financial Institutions out of the existing Department which regulates state chartered commercial banks and trust companies in California.

The Banking Consolidation Bill, among other provisions, also (i) transfers regulatory jurisdiction over state chartered savings and loan associations from the Department of Savings and Loans ("DSL") to the newly-created DFI and abolishes the DSL; (ii) transfers regulatory jurisdiction over state chartered industrial loan companies and credit unions from the Department of Corporations to the newly-created DFI; and (iii) establishes within the DFI separate divisions for credit unions, commercial banks, industrial loan companies and savings and loans. As the Banking Consolidation Bill has only recently been enacted, it is impossible to predict with any degree of certainty, what impact it will have on the banking industry in general and the Bank in particular.

In 1996, the President signed into law provisions to strengthen the Savings Association Insurance Fund (the "SAIF") and to repay outstanding bonds that were issued to re-capitalize the SAIF's successor as result of payments made due to insolvency of savings and loan associations and other federally insured savings institutions in the late 1980's and early 1990's. The new law will require savings and loan associations to bear the cost of re-capitalizing the SAIF and, after January 1, 1997, banks will contribute towards paying off the financing bonds, including interest. In 2000, the banking industry will assume the bulk of the payments. The new law also aims to merge the Bank Insurance Fund and SAIF by 1999, but not until the bank and savings and loan charters are combined. The Treasury Department had until March 31, 1997, to deliver to Congress on combining the charters. Additionally, the new law provides "regulatory relief" for the banking industry by effecting approximately 30 laws and regulations. Currently, the costs and benefits of the new law to the Bank can not be accurately predicted.

INTERSTATE BANKING AND BRANCHING

On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain regulatory approval to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

On July 3, 1997, the President signed into law the Reigle-Neal Amendment Act of 1997 providing that branches of state banks that operate in other states are to be governed by the laws of their home (or chartering) states, not the laws of the host states. State banks and state bank regulators pushed for the legislation, believing that without is state banks would switch to national charters to avoid having to deal with different a set of laws in each state where they have established branches.

State banks will not receive any new powers under the legislation. If a host state allows banks more powers than a bank's chartering state, the bank is restricted to the powers granted by its chartering state. However, states will be prohibited from discriminating against branches of banks from other states by the requirement that states must grant branches out-of-state banks the same privileges allowed to banks that states have chartered.

The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirement and conditions as for a merger transaction. Effective October 2, 1995, California adopted legislation which "opts California into" the Interstate Act. However, the California Legislation restricts out of state banks from purchasing branches or starting a de novo branch to enter the California banking market. Such banks may proceed only by way of purchases of whole banks.

The Interstate Act is likely to increase competition in the Bank's market areas especially from larger financial institutions and their holding companies. It is difficult to asses the impact such likely increased competition will have on the Bank' operations.

In 1986, California adopted an interstate banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a "reciprocal" basis (i.e., provided the other state's law permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two states. The first state allowed acquisitions on a "reciprocal" basis within a region consisting of 11 western states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national "reciprocal" basis. California has also adopted similar legislation applicable to savings associations and their holding companies.

On September 28, 1995, Governor Wilson signed Assembly Bill No. 1482, the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "1995 Act"). The 1995 Act, which was filed with the Secretary of State as Chapter 480 of the Statutes of 1995, became operative on October 2, 1995.

The 1995 Acts opts in early for interstate branching, allowing out-of-state banks to enter California by merging or purchasing a California bank or industrial loan company which is at least five years old. Also, the 1995 Act repeals the California Interstate (National) Banking Act of 1986, which regulated the acquisition of California banks by out-of-state bank holding companies. In addition, the 1995 Act permits California state banks, with the approval of the Superintendent of Banks, to establish agency relationships with FDIC-insured banks and savings associations. Finally, the 1995 Act provides for regulatory relief, including (i) authorization for the Superintendent to exempt banks from the requirement of obtaining approval before establishing or relocating a branch office or place of business, (ii) repeal of the requirement of directors' oaths (Financial Code Section 682), and (iii) repeal of the aggregate limit on real estate loans (Financial Code Section 1230).

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local community, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institutions' actual lending service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Tax Force on Fair lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

CHANGES IN ACCOUNTING PRINCIPLES

In March of 1995, the FASB issued SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The statement does not apply to financial instruments long-term customer relationships of a financial institution (core deposits), mortgage and other servicing rights, and tax deferred assets. SFAS 121 requires the review of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances include, for example, a significant decrease in market value of an assets, a significant change in use of an asset, or an adverse change in a legal factor that could affect the value of an asset. If such an event occurs and it is determined that the carrying value of the asset may not be recoverable, an impairment loss should be recognized and measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value can be determined by a current transaction, quoted market prices, or present value of estimated expected future cash flows discounted at the appropriate rate. The statement is effective for fiscal years beginning after December 15, 1995. The implementation of SFAS No. 121 did not have a material impact on the Bank's results of operations or financial position.

In May of 1995, the FASB issued SFAS 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS. SFAS No. 122 eliminates distinctions between servicing rights that were purchased and those that were retained upon the sale of loans. The statement requires mortgage servicers to recognize as separate assets rights to service loans, no matter how the rights were acquired. Institutions who sell loans and retain the servicing rights will be required to allocate the total cost of the loans to servicing rights and loans based on their relative fair values if the value can be estimated. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. Further, SFAS No. 122 requires that all capitalized mortgage servicing rights be periodically evaluated for impairment based upon the current fair value of these rights. This Statement which is superseded by SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, did not have a material effect on the Bank's financial condition and results of operations.

In October of 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishing financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this statement had been adopted. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. The Bank has elected the pro forma disclosure requirements as noted in the note to the Financial Statements.

In June of 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and in December, 1996 issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (an amendment of FASB Statement No. 125) establishing accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the de-recognition of financial assets when control is surrendered, and the de-recognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. Liabilities and derivatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any, based on the relative fair values of the assets on the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment. Management believes the implementation of this statement will not have a material effect on the Banks financial condition or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "REPORTING COMPREHENSIVE INCOME". This statement, which is effective for the year ending December 31, 1998, establishes standards of disclosure and financial statement display for reporting comprehensive income and its components.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". This statement changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the management approach), and also requires certain related disclosures about products and services, geographic areas, and major customers. The disclosures are required for the year ending December 31, 1998.

HAZARDOUS WASTE CLEAN-UP COSTS

Management is aware of recent legislation and cases relating to hazardous waste clean-up costs and potential liability. Based on a general survey of the loan portfolio of the Bank, conversations with local authorities and appraisers, and the type of lending currently and historically done by the Bank (generally, the Bank has not made the types of loans usually associated with hazardous waste contamination problems), management is not aware of any potential material liability for hazardous waste contamination.

OTHER REGULATIONS AND POLICIES

The federal regulatory agencies have adopted regulations that implement Section 304 of FDICIA which requires federal banking agencies to adopt uniform regulations prescribing standards for real estate lending. Each insured depository institution must adopt and maintain a comprehensive written real estate lending policy, developed in conformance with prescribed guidelines, and each agency has specified loan-to-value limits in guidelines concerning various categories of real estate loans.

Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal regulations include requirements to maintain non-interest bearing reserves against deposits, limitations on the nature and amount of loans which may be made, and restrictions on payment of dividends. The California Commissioner of Financial Institutions approves the number and locations of the branch offices of a bank. California law exempts banks from the usury laws.

YEAR 2000 SAFETY AND SOUNDNESS

Safety and soundness guidance on the risks posed to financial institutions by the Year 2000 problem was issued by the Federal Financial Institutions Examination Council. The guidance underscores that Year 2000 preparation is not only an information systems issue, according to the FFIEC, but also an enterprise-wide challenge that must be addressed at the highest level of a financial institution.

The guidance sets out the responsibilities of senior management and boards of directors in managing their Year 2000 projects. Among the responsibilities of institution managers and directors is that of managing the internal and external risks presented by providers of data-processing products and services, business partners, counterparties and major loan customers.

Under the guidance, senior management must provide the board of directors with status reports, at least quarterly, on efforts to reach Year 2000 goals both internally and by the institution's major vendors. Senior management and directors must allocate sufficient resources to ensure that high priority is given to seeing that remediation plans are fulfilled, and that the project receives the quality personnel and timely support it requires.

A Year 2000 management committee has been formed by the the Company to identify potential problems associated with the turn of the century and to develop resolutions to these problems. Renovation activities such as hardware and software upgrades, system replacements, and vendor certifications are anticipated to be completed during the fourth quarter of 1998. The Company was examined by the FDIC in January, 1998 specifically in regards to its efforts to meet Year 2000 compliance guidelines. The Company's efforts were judged to be satisfactory. Current costs and estimated future expenditures do not appear to be material and are expected to have negligible effects on the Company's results of operations, liquidity and capital resources.

MONETARY POLICY

Banking is a business which depends on rate differentials. In general, the difference between the interest paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank investment portfolios will comprise the major portion of the Bank's earnings.

The earnings and growth of the Bank will be affected not only by general economic conditions, both domestic and international, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in U.S. Government securities, limitations upon savings and time deposit interest rates, and adjustments to the discount rates applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact that future changes in fiscal or monetary policies or economic controls may have on the Bank's businesses and earnings cannot be predicted.

COMPETITION

The banking business in California generally, and in the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as trust services and international banking which are not offered directly by the Bank; but which can be offered indirectly by the Bank through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual customer are based upon a percentage of a bank's total capital accounts.) Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank in the acquisition of deposits. Banks also compete with money market funds and other money market instruments which are not subject to interest rate ceilings.

In order to compete with other competitors in their primary service areas, the Bank attempts to use, to the fullest extent, the flexibility which their independent status permits. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. In particular, each of the banks offers highly personalized banking services.

EMPLOYEES

At December 31, 1997, the Company had a total of 155 full-time employees and 63 part-time employees. The Bank believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

The Bank owns the land and buildings at ten of its thirteen locations. Those locations include:


                 OFFICE NAME                      ADDRESS
                 -----------                      -------

                MAIN OFFICE                     2739 Santa Maria Way
                                                Santa Maria, California
                SOUTH BROADWAY                  528 South Broadway
                                                Santa Maria, California
                OAK KNOLLS                      1070 East Clark Avenue
                                                Santa Maria, California
                GUADALUPE                       905 Guadalupe Street
                                                Guadalupe, California
                VANDENBERG VILLAGE              3745 Constellation
                                                Vandenberg Village, CA
                GROVER BEACH                    1580 Grand Avenue
                                                Grover Beach, California
                PISMO BEACH                     790 Price Street
                                                Pismo Beach, California
                TEMPLETON                       1025 Las Tablas Road
                                                Templeton, California
                PASO ROBLES                     840 Spring Street
                                                Paso Robles, California
                ATASCADERO                      5955 E. Mall Street
                                                Atascadero, California


The Bank also leases the land where the NIPOMO branch has been built and a portion of the land upon which the NORTH BROADWAY branch building now stands. Both leases were long-term (25 years with an option to renew for a like period) and do contain the right of first refusal if the lessor elects to sell.
However, neither lease has any options to purchase and therefore no ownership is assumed.

With the addition of our LOMPOC BRANCH, the Bank acquired a lease on the building in which the branch is located. This shopping center lease, which became in effect on November 1, 1989, is a five year term lease with a five year option to renew which expires in October, 1999.

In addition, the Bank now leases one off-site ATM location in Atascadero, California.

OTHER PROPERTIES

When real estate loans are foreclosed, the Bank retains the property and records the transaction on the Balance Sheet to the Other Real Estate Owned account.
The following is a summary of the changes in Other Real Estate Owned for the periods ending December 31, 1997, 1996 and 1995.

      (In  Thousands)                                 1997      1996      1995
                                                      ----      ----      ----
      Balance at beginning of year                  $ 1,678   $ 1,516   $ 1,398
      Additions                                         630     1,515       838
      Provisions charged to income                      (55)      (75)     (189)
      Sales of other real estate owned               (1,284)   (1,278)     (531)
                                                    -------   -------   -------

         TOTAL                                      $   969   $ 1,678   $ 1,516
                                                    -------   -------   -------
                                                    -------   -------   -------


ITEM 3: LEGAL PROCEEDINGS

Due to the nature of its business, the Bank is a party to claims and legal proceedings arising in the ordinary course of business. It is management's opinion that there are no material actions pending against the bank as of this filing date.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDERS
MATTERS

The common stock of the Company is not listed on any national stock exchange or with NASDAQ. Trading in the stock has not been extensive and such trades which have occurred would not constitute an active trading market. As of December 31, 1997, there were approximately 2,000 shareholders, including those listed in "street name" under various brokers. The management of the Company is aware of three securities dealers who maintain an inventory and make a market in the Company's common stock. The market makers are Maguire Investments of Santa Maria, Hoefer & Arnett of San Francisco, and Sutro & Company, with a local office in Santa Maria.

Since 1984, the Bank has consistently declared and paid a cash dividend to the then shareholders of Bank of Santa Maria, with the equivalent of $.06 being paid since February of 1988. In 1994, the Board of Directors of the Bank increased the per share dividend to $.10. In 1995, the Board of Directors again increased the per share dividends to $.11 payable in February, 1995, to the holders of their stock.

In 1996, the Board of Directors increased the cash dividend to $.20 payable in February, 1996. At the 1996 Annual Shareholders Meeting, the Bank announced that it would begin to pay dividends on a semi-annual basis. In July 1996, a $.15 dividend was declared to be paid in August, 1996. In January of 1997, the Board again declared a $.15 cash dividend payable in February, 1997. Following the formation of the BSM Bancorp, the Directors of the Company continued the semi-annual dividend policy. In August of 1997, the Company paid a $.20 cash dividend. In January of 1998, the Company Board again declared a cash dividend of $.30 per share payable on February 6, 1998.

The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lessor of the Company's undivided profits, or the Company's net income for its last three fiscal years; less the amount of any distribution made by the Company to shareholders during the same period. Under these restrictions, approximately $8,608,000 was available for payment of dividends at December 31, 1997. In addition, as part of the Agreement with Mid-State, the Company's mid-year cash dividend, if any, is limited to a maximum of $.10 per share.

The following quarterly summary of market activity is furnished by Maguire Investments, Inc. of Santa Maria and by the OTC Bulletin Board. These quotes do not necessarily include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. Additionally, there may have been transactions at prices other than those shown below:

                                                     Bid            Ask
                                                     ---            ---
               1st Quarter 1996                   $14.00         $14.50
               2nd Quarter 1996                   $13.75         $14.25
               3rd Quarter 1996                   $15.00         $15.75
               4th Quarter 1996                   $15.00         $16.00
               1st Quarter 1997                   $15.25         $16.75
               2nd Quarter 1997                   $16.13         $17.63
               3rd Quarter 1997                   $16.75         $18.63
               4th Quarter 1997                   $18.00         $27.50


ITEM 6: SELECTED FINANCIAL DATA

BSM BANCORP SUMMARY HISTORICAL FINANCIAL DATA

The following summarizes historical financial data for the five years ended December 31, 1997. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included or incorporated by reference in this Form 10-K.


                                                                   ----------------------------------------------------------------
(Amounts in thousands, except per share data.)                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------------------------
                                                                     1997         1996           1995           1994          1993
                                                                     ----         ----           ----           ----          ----
SUMMARY OF OPERATIONS:
  Interest Income                                                  $ 24,977     $ 23,372        $ 22,367      $ 19,378     $ 18,431
  Interest Expense                                                    8,425        7,991           7,045         5,560        5,625
                                                                   --------     --------        --------      --------     --------

  Net Interest Income                                                16,552       15,381          15,322        13,818       12,806
  Provisions for Loan Losses                                             30          227             876           340          712
                                                                   --------     --------        --------      --------     --------

  Net Interest Income After Provision for Loan Losses                16,522       15,154          14,446        13,478       12,094
  Noninterest Income                                                  3,504        3,098           2,728         2,448        2,550
  Noninterest Expense                                                13,205       12,471          12,090        11,723       11,158
                                                                   --------     --------        --------      --------     --------

  Income Before Income Taxes                                          6,821        5,781           5,084         4,203        3,486
  Income Taxes                                                        2,616        2,313           1,885         1,475        1,146
                                                                   --------     --------        --------      --------     --------

  Net Income                                                       $  4,205     $  3,468        $  3,199      $  2,728     $  2,340
                                                                   --------     --------        --------      --------     --------
                                                                   --------     --------        --------      --------     --------

  Dividends on Common Stock                                          $1,402         $964            $257          $219         $131

PER SHARE DATA:
  Net Income-Basic                                                 $   1.41     $   1.17        $   1.10      $   0.96     $   0.86
  Net Income-Diluted                                               $   1.38     $   1.16        $   1.09      $   0.95     $   0.83
  Dividends on Common Stock                                        $   0.35     $   0.35        $   0.11      $   0.10     $   0.06
  Book Value                                                       $  12.06     $  10.97        $  10.16      $   9.17     $   8.35
  Tangible Book Value                                              $  11.45     $  10.33        $  10.16      $   9.17     $   8.35

STATEMENTS OF FINANCIAL CONDITION SUMMARY:
  Total Assets                                                     $344,046     $321,397        $284,616      $266,987     $253,311
  Total Deposits                                                    306,292      286,278         252,544       238,954      229,137
  Loans Held for Sale                                                 1,200        1,400           1,310           958        3,644
  Total Loans                                                       191,346      179,391         166,086       164,406      164,004
  Allowance for Loan Losses                                           2,115        2,702           2,729         2,413        2,524
  Total Shareholders' Equity                                         36,062       32,632          29,978        26,387       22,683

SELECTED RATIOS
  Return on Average Assets                                             1.31%        1.15%           1.17%         1.05%        0.95%
  Return on Average Equity                                            12.15%       11.06%          11.26%        10.99%       10.80%
  Average Loans as a Percent of Average Deposits                      62.44%       63.96%          63.04%        64.67%       66.94%
  Allowance for Loan Losses to Total Loans                             1.11%        1.51%           1.64%         1.47%        1.54%
  Average Capital to Average Assets                                   10.76%       10.41%          10.42%         9.56%        8.79%
  Tier 1 Capital to Risk-Weighted Assets                              14.74%       14.10%          13.69%        12.29%       10.89%
  Total Capital to Risk-Weighted Assets                               15.66%       15.30%          14.96%        14.71%       12.13%


ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the results of operations and the financial condition of BSM Bancorp and its subsidiary, Bank of Santa Maria ("the Company"). This discussion and analysis should be read in conjunction with the Company's audited financial statements and the notes thereto.

BSM Bancorp ("the Bancorp") was incorporated on November 12, 1996, for the sole purpose of becoming a bank holding company for Bank of Santa Maria ("the Bank"). Following regulatory approval and with the approval of the Bank's shareholders, the Bank merged with BSM Merger Company, (a wholly-owned subsidiary of the Bancorp), as of the close of business on March 11, 1997. The resulting bank assumed the name of Bank of Santa Maria, becoming a wholly-owned subsidiary of the Bancorp. This acquisition was accounted for using the pooling of interest method.

Bank of Santa Maria was initially incorporated under the laws of the State of California on June 27, 1997, and was licensed by the California State Banking Department. The Bank commenced operations on March 18, 1978, and operated thirteen retail locations along the central coast of California. The Bank offers a full range of commercial banking services designed to serve the banking needs of individuals as well as small to medium sized businesses located within its primary market area.

As reported in Note B to the Financial Statements, the Bank has been actively involved in the acquisition of other central coast banks during the periods under discussion below. During 1997, El Camino National Bank was merged into the Bank. This acquisition was accounted for by using the pooling of interest method which requires the restatement of all previously reported numbers to give effect for this merger. The acquisition of Citizens Bank of Paso Robles in 1996, on the other hand, was accounted for by using the purchase method of accounting where no restatement of prior periods numbers was required. During 1995, Templeton National Bank merged into the Bank. Like El Camino, this acquisition was also accounted for by using the pooling of interest method which requires the restatement of all previously reported numbers to give effect for this merger.

                      R E S U L T S  O F  O P E R A T I O N S

The Company reported net earnings of $4,205,000, or $1.41 per share, in 1997. This represents an increase of 21.3% over 1996 where net earnings were $3,468,000, or $1.17 per share. Net earnings in 1995 were $3,199,000, or $1.10 per share.

The increase in profitability during 1997 is the net result of several major factors. On a pre-tax basis, the difference between the income figures reported in 1997 over 1996 is approximately $1,040,000. The following recaps are presented as a preview to a more detailed discussion to follow:


CHANGES BETWEEN THE 1997 AND 1996 OPERATING PERIODS
Increase in interest income due to increase in the volume of earning assets               $1,268,000
(Increase) in interest expenses due to increase in the volume of interest-
   bearing liabilities                                                                      (583,000)
Increase in net interest income due to improved net interest margin                          486,000
Reduction in the provision for loan losses                                                   197,000
Increase in non-interest income from service charges                                         186,000
Increase in non-interest income from mortgage loan fees                                      168,000
(Increase) in salary & employee benefit costs                                               (621,000)
(Increase) in advertising & promotional expenses                                            (141,000)
Reduction in professional fees                                                               161,000
(Increase) in other costs (net)                                                              (81,000)
                                                                                          ----------
Change in pretax income between 1997 and 1996                                             $1,040,000
                                                                                          ----------
                                                                                          ----------

CHANGES BETWEEN THE 1996 AND 1995 OPERATING PERIODS
Contribution of former Citizens branches to profitability since merger                    $  230,000
(Increase) in advertising & promotional expenses                                            (133,000)
Decline in net interest income due to reduced net interest margin                           (551,000)
Reduction in the provision for loan losses                                                   649,000
Reduction in regulatory assessments                                                          288,000
Reduction in merger-related expenses                                                         107,000
Reduction in net losses on the sale of other real estate and fixed assets                    107,000
                                                                                          ----------
Change in pretax income between 1996 and 1995                                             $  697,000
                                                                                          ----------
                                                                                          ----------


Other key financial ratios are listed below:

TABLE 1 - KEY FINANCIAL RATIOS

                                                   YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------
                                       1997       1996       1995      1994       1993
----------------------------------------------------------------------------------------
 Return on average assets              1.31%      1.15%      1.17%     1.05%      0.95%
 Return on average equity             12.15%     11.06%     11.26%    10.99%     10.80%
 Return on beginning equity           12.89%     11.57%     12.12%    12.03%     11.47%
 Dividend payout ratio                24.82%     29.91%     10.00%    10.36%      6.97%
 Average equity to average assets     10.76%     10.41%     10.42%     9.56%      8.79%


NET INTEREST INCOME AND NET INTEREST MARGIN

Table 2, entitled Average Balances and Interest Rates, shows the Company's average assets, liabilities, and stockholders' equity with the related interest income, interest expense and rates for the years 1997, 1996, and 1995. Rates for tax preferenced investments are shown on a tax equivalent basis using a 34% tax rate. Table 3 analyzes the reasons for change in net interest income resulting from movement in rates and changes in average outstanding balances. Reference should be made to both Table 2 and Table 3 to assist in understanding this major component of Company profitability.

Net interest income is the difference between the interest and fees earned on interest-bearing assets, such as loans and investments, and the interest paid on interest-bearing liabilities, such as deposits. Net interest income is similar to "Gross profits on sales" used in the financial statements for retail sales organizations. Net interest income in 1997 was $16.6 million as compared to $15.4 million in 1996, and $15.3 million in 1995. Net interest income, when expressed as a percentage of total average interest-earning assets, is referred to as net interest margin or "NIM". The Company's NIM was 5.95% in 1997, compared to 5.84% in 1996, and 6.39% in 1995.

NIM is used as a measure of the efficiency of the Company's asset/liability management. The Company's NIM in 1997 increased by 1.9% compared to the decrease of 8.6% in 1996. The increase in NIM noted in 1997 is primarily the result of improved effective yield on the loan portfolio.

There are several reasons for the decline in 1996, which are best explained by an analysis of the NIM's major components. The two components of NIM are interest income and interest expense. Loans are the largest interest earning assets group which contribute to interest income. Loan demand in California during 1996 was weak. Although the average earning assets (after excluding the effect of the purchase of Citizens assets) increased by approximately $10 million during 1996. Loans, as a percentage of earning assets, declined from 66.7% to 62.8%. The investment portfolio absorbed these dollars, increasing their percentage of earning assets from 27.6% to 31.9%. This change in mix from higher yielding loans to the moderate yields available in low risk investments would have the effect of lowering interest income by over $500,000, assuming an average 5.0% differential between the two asset groups. In addition, the Company's average base rate declined from an average 8.83% for the year 1996, to an average 8.27% for the year 1997. This 56 basis point decline had a significant effect on the Company's loan portfolio because approximately 38% of all Company loans are tied to base rates, which re-price immediately upon movements in prime rates. Close to 60% of all loan dollars are subject to repricing within 90 days, and more than 72% of all loan dollars can be re-priced within any 12 month period. The actual decline in effective rates on the loan portfolio was 49 basis points during 1997. The effect on interest loan income of this decline in the effective interest rates would approximate $800,000.

Total interest income on earning assets for the year 1996 was up by $1.0 million, despite the large decline in overall interest rate yields. This can be primarily attributable to the acquisition of earning assets obtained in the Citizens merger, although non-acquisition growth also was a contributing factor.

The funding of earning assets comes primarily from deposits. Between 1995 and 1997, the percentage of average interest bearing deposits remained within the range of 78% to 79% of all deposits. However, the mix among average interest-bearing deposits changed with time deposits growing from 40.7% to 50.4% of all average interest-bearing funds. This resulted in an increase in the cost of interest-bearing funds by 11 basis points and, at the same time, interest-earning assets were experiencing a decline of 37 basis points. Within the bank's marketplace, customers appeared to be willing to forego immediate liquidity to earning a better return on funds normally held in both savings and money market savings accounts.

Interest expense on interest-bearing deposits increased $434,000 in 1997 over 1996, and by $946,000 in 1996 over 1995, primarily due to the increase in the volume of time deposits which fully offset the reductions in rates during this period.

The average interest rate from interest expense used in NIM is based upon average earning ASSETS rather than average interest-bearing deposits. Accordingly, fluctuations in earning assets affect the results of the percentages used in arriving at NIM. In 1997, interest expense, as expressed as a percentage of earning assets, increased by .7% to 2.96%, in comparison with 1996, where the percentage was an increase of 3.1% over the previous year.

Overall, NIM increased to 5.95% in 1997, up 10 basis points from 1996. This was in contrast to 1996, where NIM declined by 58 basis points as a result of the decline in interest-earning assets during the same time that increases were occurring in interest-bearing liabilities. Changes in both the mix of interest-earning assets and interest-bearing liabilities exacerbated the anticipated narrowing of the interest margin which would have normally occurred when general interest rates are on the decline.

TABLE 2 - AVERAGE BALANCES AND INTEREST RATES

                                                                      Year ended December 31,
                                ----------------------------------------------------------------------------------------------------
                                             1997                                1996                             1995
                                ----------------------------------------------------------------------------------------------------
                                Average     Amount                  Average     Amount                Average    Amount
 INTEREST                       Balance       of        Average     Balance       of      Average     Balance      of       Average
 EARNING ASSETS:                (000'S)    Interest     Rate(2)     (000'S)    Interest   Rate(2)     (000'S)   Interest    Rate(2)
------------------------------------------------------------------------------------------------------------------------------------
 INVESTMENT
 SECURITIES
      Taxable                    $78,333      4,723        6.03%     $71,046     4,264       6.00%     $54,775    $3,180       5.81%
      Non-Taxable                 19,071        794        6.31%      14,528       568       5.92%      12,324       463       5.70%
                                --------    -------      -------    --------   -------     -------    --------   -------     -------
           TOTAL SECURITIES       97,404      5,517        6.08%      85,574     4,832       5.99%      67,099     3,643       5.79%
                                --------    -------      -------    --------   -------     -------    --------   -------     -------
 Federal Funds Sold               11,865        658        5.55%      14,367       753       5.24%      13,977       775       5.54%
 Net Loans (1)                   175,660     18,802       10.70%     168,392    17,787      10.56%     162,397    17,949      11.05%
                                --------    -------      -------    --------   -------     -------    --------   -------     -------

       TOTAL EARNING ASSETS      284,929     24,977        8.91%     268,333    23,372       8.82%     243,473    22,367       9.28%
          TOTAL NON-EARNING
                     ASSETS       36,602                              32,896                            28,986
                                --------                            --------                          -------
               TOTAL ASSETS     $321,531                            $301,229                          $272,459
                                --------                            --------                          -------
                                --------                            --------                          -------
 LIABILITIES
 AND CAPITAL:
------------------------------------------------------------------------------------------------------------------------------------
 Interest-bearing
      demand/savings             110,026      2,413        2.19%     113,022     2,547       2.31%     113,217     2,954       2.61%
 Time deposits
      under $100,000              75,589      4,036        5.34%      67,516     3,647       5.40%      53,914     2,828       5.25%
 Time deposits $100,000
      or more                     35,995      1,976        5.49%      32,906     1,797       5.46%      23,796     1,263       5.31%
                                --------    -------      -------    --------   -------     -------    --------   -------     -------
             TOTAL INTEREST
           BEARING DEPOSITS      221,610      8,425        3.80%     213,444     7,991       3.79%     190,927     7,045       3.69%
                                --------    -------      -------    --------   -------     -------    --------   -------     -------
 Demand deposits                  63,636                              54,271                            51,215
 Other liabilities                 1,691                               2,161                             1,915
 Capital                          34,594                              31,353                            28,402
                                --------                            --------                          -------
          TOTAL LIABILITIES
                AND CAPITAL     $321,531                            $301,229                          $272,459
                                --------                            --------                          -------
                                --------                            --------                          -------
 Spread on average
      interest-bearing                                     5.11%                             5.03%                             5.59%
      funds
 Interest income/earning                                   8.91%                             8.82%                             9.28%
   assets
 Interest expense/earning                                  2.96%                             2.98%                             2.89%
   assets
 Net interest margin                                       5.95%                             5.84%                             6.39%


(1)  Non-accrual loans have been included in net loan figures

(2)  Yields are calculated on a tax equivalent basis

The impact of changes in the net interest income spread during 1997 and 1996 can also be examined by reference to Table 3, where increases or decreases in interest income is broken down into two components. Changes due primarily to increases or decreases in the size of the category are called volume variances. Changes due primarily to increases or decreases in the rates associated with each category are called rate variances. During 1996, net interest income increased by only $59,000. However, the method of accounting for the acquisition of Citizens tends to overshadow some of the factors which net to a relatively nominal change in 1996. See the restated analysis below.

TABLE 3 - RATE AND VOLUME ANALYSIS
           (In thousands)

                                                            Year ended December 31,
                                            ----------------------------------------------------------
                                                  1997 over 1996                 1996 over 1995
                                                 Increase (Decrease)           Increase (Decrease)
                                                  due to change in               due to change in
                                            --------------------------    ----------------------------
INTEREST EARNING ASSETS:                    Volume     Rate      Total    Volume      Rate      Total
------------------------------------------------------------------------------------------------------
Investment securities
     Taxable                                    $440       $19      $459      $973      $111    $1,084
     Non-taxable                                 189        37       226        86        19       105
                                              ------      ----    ------    ------    ------    ------
                         TOTAL SECURITIES        629        56       685     1,059       130     1,189
Federal funds sold                              (139)       44       (95)       21       (43)      (22)
Net loans                                        778       237     1,015       649      (811)     (162)
                                              ------      ----    ------    ------    ------    ------
                     TOTAL EARNING ASSETS     $1,268      $337    $1,605    $1,729    $ (724)   $1,005
                                              ------      ----    ------    ------    ------    ------
                                              ------      ----    ------    ------    ------    ------
INTEREST BEARING LIABILITIES:
------------------------------------------------------------------------------------------------------
 Interest-bearing demand/savings                $(18)    $(116)    $(134)      $(5)    $(402)    $(407)
 Time deposits under $100,000                    431       (42)      389       733        86       819
 Time deposits $100,000 or above                 170         9       179       497        37       534
                                              ------      ----    ------    ------    ------    ------
                         TOTAL INTEREST
                        BEARING DEPOSITS        $583     $(150)     $434    $1,225     $(279)     $946
                                              ------      ----    ------    ------    ------    ------
                                              ------      ----    ------    ------    ------    ------
 Increase (decrease) in interest
   differential                                 $684      $486    $1,171      $504     $(445)      $59


Information is provided in each category with respect to (a) changes attributable to changes in volume (changes in volume multiplied by prior rate);
(b) changes attributable to changes in rates (changes in rates multiplied by prior volume); and (c) the net change. The change attributable to the combined impact of volume and rate has been allotted proportionately to the change due to volume and the change due to rate.

RESTATED 1996 RATE AND VOLUME ANALYSIS

                                                            Restated  Per Table
                                         Volume       Rate     Total      Three
--------------------------------------------------------------------------------
 Total Earning Assets                      $257     $(724)    $(467)     $1,005
 Total Interest-Bearing Liabilities         363      (279)        84        946
                                         ------     ------    ------     ------
 Increase (decrease) in interest
   differential                          $(106)     $(445)    $(551)        $59
                                         ------     ------    ------     ------
                                         ------     ------    ------     ------

The level of non-performing loans in the Company's portfolio affects the amount of interest income. As noted in the notes to the Financial Statements, when serious doubt exists as to the repayment of a loan, that loan is placed on non-accrual status, and previously accrued and uncollected interest for the current year is reversed against income. Had non-performing loans as of December 31, 1997, complied with original terms, related interest income would have been approximately $100,000, in which $23,000 was collected. The difference of approximately $77,000 was not taken into income, which, if included, would have increased NIM by 3 basis points to 5.98%.

SUMMARY OF CREDIT LOSS EXPERIENCE

The Company maintains an allowance for loan losses, which is reduced by net loan charge-offs and increased by provisions for loan losses charged against operating income. The adequacy of the allowance for loan losses is reviewed on a continual basis. The amount of provisions and the level of the total allowance are based upon the Company's loan loss experience, the performance of loans in the portfolio, evaluation of loan collateral, the financial abilities and net worth of the borrowers or guarantors, and such other factors as, in management's judgment, deserve recog-nition.

In addition to internal evaluation, the adequacy of the allowance for loan losses is subject to review by regulators and outside consultants. While no assurance can be given that economic conditions which adversely affect the Company's service areas or other unforeseen circum-stances, will not require increased provisions for loan losses in the future. It is management's opinion that the allowance for loan losses as of December 31, 1997, of $2,115,000 or 1.11% of total loans was adequate to absorb losses from any known or inherent risks in the portfolio. Table 4 shows comparative statistics and a more detailed breakdown of activity in the loan loss reserve account. The low amount of the provision for 1997 reflects the overall stability in the loan portfolio.

TABLE 4 - SUMMARY OF LOAN LOSS EXPERIENCE
          (In thousands)

                                             Year ended December 31,
                                ------------------------------------------------
                                    1997     1996     1995      1994        1993
--------------------------------------------------------------------------------
 BALANCE OF RESERVE AT
      BEGINNING OF YEAR            $2,703    $2,801   $2,412    $2,524    $2,650
 CHARGE OFFS
      Consumer                        427       269      222       226       480
      Commercial                      193       302      242       141       171
      Agricultural                      0         0        0         0        64
      Construction and
        development                     0        32        0         0       151
      Other real estate               103        49      129        17       134
                                   ------    ------   ------    ------    ------
            TOTAL CHARGE OFFS         724       652      593       584     1,000

 RECOVERIES
      Consumer                         27        23       41        33        64
      Commercial                       79        74       65        62        96
      Agricultural                      0         0        0        36         0
      Construction and                  0         0        0         1         0
        development
      Other real estate                 0         1        0         0         1
             TOTAL RECOVERIES         106        99      106       132       161
                                   ------    ------   ------    ------    ------
 NET CHARGE OFFS                      618       553      487       452       839
                                   ------    ------   ------    ------    ------
 Acquired Allowance from Citizens       0       228        0         0         0
                                   ------    ------   ------    ------    ------
 Provision charged to operations       30       227      876       340       713
                                   ------    ------   ------    ------    ------
BALANCE AT YEAR END                $2,115    $2,703   $2,801    $2,412    $2,524
                                   ------    ------   ------    ------    ------
                                   ------    ------   ------    ------    ------
 Ratio of net charge-offs to
    average net loans during
    the period                      0.35%     0.33%    0.30%     0.27%     0.52%


NON-INTEREST INCOME

Non-interest income increased by $406,000 to $3.5 million in 1997, from $3.1 million in 1996, and $2.7 million in 1995. Service charges related to the Company's deposit products account for the largest portion of non-interest income. The increase noted in service charges and fees comes primarily from increased service charges on many of the bank's deposit products. Merchant discount fees are obtained in conjunction with the processing of credit card drafts and related products. Increases in fees are generally offset by increased costs from the bank's service provider. Other fee income includes mortgage broker fees, servicing fees on loans sold in the secondary markets, and other non-deposit related charges, including wires, safe deposit, ATM's, etc. The increase noted in this category was primarily from increase in mortgage broker activity. Other non-interest income includes net gains on sale of fixed assets and other real estate owned, income generated from the holding of other real estate owned and other non-fee related income. The decrease noted in this category was from reduced net gains on the sale of fixed assets and other real-estate owned and reduced income generated from rents on previously owned other real estate.

NON-INTEREST EXPENSE

The Bank's total non-interest expense amounted to $13.2 million in 1997, $12.5 million in 1996, and $12.1 million in 1995. Both the increase in 1997 of $773,000, or 5.69%, and the increase in 1996 of $380,000, or 3.1%, were due primarily to costs associated with the expansion of the bank into San Luis Obispo County.

Non-interest expense as a percentage of average assets has continued to decline from 4.44% in 1995, to 4.14% in 1996, and to 4.11% in 1997.

                   B A L A N C E    S H E E T    A N A L Y S I S

Total assets as of year end increased by 7.0% in 1997 to $344.0, compared to an 12.9% increase in 1996. The majority of the growth in assets and in deposits during 1996 can be attributed to the acquisition of Citizens Bank.

INVESTMENT SECURITIES
The Company maintains a portfolio of investment securities to provide income and to serve as a secondary source of liquidity for its operations in conjunction with funds sold overnight in the Federal funds market. The types of investments held in the portfolio include U.S. Treasury Bills and Notes, Government Agency issues, short-term municipal issues, and corporate obligations. The type of investments held in the Company's portfolio are influenced by several factors among which are; rate of return, maturity and risk. Note C to the Financial Statements sets forth additional information regarding our investment portfolio, as well as Table 5 below, which reports maturity distributions and weighted tax-equivalent rates by types of investments.

TABLE 5 - INVESTMENT PORTFOLIO

            (In thousands)

                                                                                      Year ended December 31, 1997
     -------------------------------------------------------------------------------------------------------------------------------
                                                                      After 1 But             After 5 But
                           Total Securities      Within One Year      Within 5 Years          Within 10 Years      After 10 Years
                           -------------------   -------------------  ---------------------  ------------------  ------------------
                                     Weighted              Weighted               Weighted             Weighted            Weighted
                            Book      average     Book      average    Book        average     Book     average    Book     average
                            value    T/E yield    value    T/E yield   value      T/E yield    value   T/E yield   value   T/E yield
 Held to Maturity, at
 Amortized Cost:
 U.S. Treasury              $1,000     5.65%      $1,000      5.65%        $0        0.00%         $0    0.00%        $0      0.00%
 U.S. Government
     Agencies               28,914     5.96%      10,459      5.73%    18,347        6.10%        108    6.52%         0      0.00%
 Municipal Issues           30,238     6.50%       3,288      6.06%    16,376        6.38%      9,235    6.67%     1,339      7.76%
 Other Debt Securities       2,615     5.97%       1,007      5.86%     1,608        6.04%          0    0.00%         0      0.00%
                          --------    ------     -------     ------   -------       ------    -------   ------   -------     ------
                            62,767     6.22%      15,754      5.80%    36,331        6.22%      9,343    6.67%     1,339      7.76%
 Available for Sale,
     at Market:
 U.S. Treasury              17,561     5.91%       6,130      5.78%    11,431        5.97%          0    0.00%         0      0.00%
 U.S. Government
     Agencies               28,439     6.14%       3,003      5.61%    25,436        6.20%          0    0.00%         0      0.00%
                          --------    ------     -------     ------   -------       ------    -------   ------   -------     ------
 TOTAL SECURITIES         $108,767     6.15%     $24,887      5.77%   $73,198        6.18%     $9,343    6.67%    $1,339      7.76%
                          --------    ------     -------     ------   -------       ------    -------   ------   -------     ------
                          --------    ------     -------     ------   -------       ------    -------   ------   -------     ------

LOANS
Table 6, entitled LOAN PORTFOLIO ANALYSIS BY CATEGORY, sets forth the distribution of the Company's loan portfolio for the past five years. During 1997, the loan portfolio mix continued to show growth in the percentage of agricultural loans, now representing over 19% of the Company's portfolio. Commercial loans also have experienced an increase in the percentage of loans outstanding making up over 30% of the portfolio. This change has resulted from declines in both consumer and real estate loan categories.

TABLE 6 - LOAN PORTFOLIO ANALYSIS BY CATEGORY
          (In thousands)

                                                  Year ended December 31,
                                                  -----------------------
                                    1997      1996       1995       1994       1993
                                 ----------------------------------------------------
 Consumer                         $42,856    $45,572    $40,548    $42,140    $41,392
 Commercial                        58,226     50,903     49,997     46,942     37,566
 Agricultural                      36,993     32,021     23,633     22,806     21,722
 Construction/Development          16,778     13,748     12,619     13,227     20,780
 Other Real Estate                 36,493     37,147     39,290     39,291     42,543
                                 --------   --------   --------   --------   --------
                   TOTAL LOANS   $191,346   $179,391   $166,087   $164,406   $164,003
                                 --------   --------   --------   --------   --------
                                 --------   --------   --------   --------   --------

The vast majority of the loans in the portfolio are either amortizing monthly or have relatively short maturities. This helps maintain liquidity in the portfolio. As noted, most of the loans which have floating rates are tied to the Company's base rate or other market rate indicators. This serves to lessen the risk to the Company from movement in interest rates, particularly rate increases. Table 7 shows the maturity of certain loan categories outstanding as of December 31, 1997, net of deferred fees and deferred costs.

TABLE 7 - MATURITIES AND SENSITIVITIES OF CERTAIN LOAN TYPES TO CHANGES IN INTEREST RATES
          (In thousands)

                                               Due after
                                 Due in one   one year to   Due after
                                year or less   five years   five years     Total
---------------------------------------------------------------------------------
Commercial and Agricultural
      Floating Rate              $33,960         $8,096       $16,203     $58,259
      Fixed Rate                   7,390         20,484         9,085      36,959

Real Estate Construction
      Floating Rate                3,336          4,161             -       7,497
      Fixed Rate                   6,275          3,006             -       9,281
                                 -------        -------       -------    --------
                        TOTAL    $50,961        $35,747       $25,288    $111,996
                                 -------        -------       -------    --------
                                 -------        -------       -------    --------


At December 31, 1997, non-performing assets (non-accrual loans, loans 90 days or more past due, restructured loans and other real estate loans) totaled $2.5 million, or .73% of total assets, down from $3.1 million or .95% from December 31, 1996, as restated for the El Camino merger. Management believes that these assets are generally well secured and that potential losses have already been reflected in valuation or allowance accounts. In November of 1996, the FDIC concluded its periodic safety and soundness examination. At that time, the internal grading system of the Company was tested against the findings of the
FDIC examiners.   In July of 1997, the Department of Financial Institutions
performed their periodic review of the Company. Again, the internal grading system of the Company was tested against their findings. During both examinations, management was directed to downgrade only one extension of credit, which reflects positively on management's efforts to identify and manage credit problems on a timely basis. Management is not aware of any information where serious doubts exist regarding any significant borrower's ability to comply with loan repayment terms. Table 8 sets forth information on non-performing assets for the periods indicated. The market value of other real estate owned and collateral securing non-performing loans is regularly monitored for changes.

TABLE 8 - NON-ACCRUAL AND NON-PERFORMING ASSETS
          (In thousands)

                                               Year ended December 31,
                                      -----------------------------------------
                                        1997     1996    1995     1994     1993
-------------------------------------------------------------------------------
 Non-Accrual                           $790      $981  $1,027   $2,120   $2,893
 Loans currently accruing which are
        past due 90 days or more          31        -     395      119      223
 Restructured loans                      737      407     190      35        28
 Other real estate owned                 969    1,678   1,516    1,726    2,225
                                      ------   ------  ------   ------   ------
                TOTAL NON-PERFORMING
                              ASSETS  $2,527   $3,067  $3,127   $4,000   $5,369
                                      ------   ------  ------   ------   ------
                                      ------   ------  ------   ------   ------
 Percentage of non-performing loans
      to total loans                   0.81%    0.77%   0.97%    1.38%    1.92%
                                      ------   ------  ------   ------   ------
                                      ------   ------  ------   ------   ------
 Percentage of non-performing
      assets to total assets           0.73%    0.95%   1.10%    1.50%    2.12%
                                      ------   ------  ------   ------   ------
                                      ------   ------  ------   ------   ------


DEPOSITS

As noted above, deposits have grown steadily over the reporting periods. The average balances for deposit categories and their associated costs are presented in Table 9.

TABLE 9 - DETAILED DEPOSIT SUMMARY
          (In thousands)

                                        Year ended December 31,
                            ---------------------------------------------------
                                 1997              1996              1995
                            ---------------------------------------------------
                            Average            Average           Average
                            Balance    Rate    Balance   Rate    Balance   Rate
-------------------------------------------------------------------------------
 Interest-bearing demand    $30,324   1.06%    $28,710  1.21%    $25,913  1.48%
 Savings accounts            32,269   2.20%     32,529  2.41%     35,279  2.50%
 Money market savings        47,433   2.91%     49,189  2.88%     52,026  3.24%
 TCD less than $100,000      75,589   5.34%     67,516  5.40%     53,914  5.24%
 TCD $100,000 or more        35,995   5.49%     32,907  5.46%     23,796  5.31%
                           --------   -----   --------  -----    -------  -----
          TOTAL INTEREST-
         BEARING DEPOSITS   221,610   3.80%    210,851  3.79%    190,928  3.78%
 Demand                      63,636     -       56,864    -       51,215    -
                           --------   -----   --------  -----   --------  -----
           TOTAL DEPOSITS  $285,246   2.95%   $267,715  2.99%   $242,143  2.98%
                           --------   -----   --------  -----    -------  -----
                           --------   -----   --------  -----    -------  -----


The effective cost of all funds decreased during 1997, primarily as the result of the increase in demand deposits as a percentage of total deposits outstanding. Demand deposits increased by 5.0% and now represents 22% of all deposits in the Bank. The interest-bearing deposit mix has several notable changes, modifying the previous trend towards more liquidity and shorter-termed accounts. Time deposits of less than $100,000, grew by 5.1%, time deposits of $100,000 or more grew by 2.6%, while money market savings declined by 9.5% and regular savings by 6.9%.

Table 10 sets forth the remaining maturities of large denominational time deposits, including public funds, as of December 31, 1997.

TABLE 10 - MATURITY DISTRIBUTION OF TCD'S OF $100,000 OR MORE

          (In thousands)

                                             Year ended December 31, 1997
-------------------------------------------------------------------------
 Three months or less                                             $15,463
 After three months to six months                                   9,596
 After six months to one year                                       7,878
 Over one year                                                      5,052
                                                                  -------
                                 TOTAL                            $37,989
                                                                  -------
                                                                  -------


LIQUIDITY

Liquidity is the Company's ability to meet fluctuations in deposit levels and provide for the credit needs of its customers. The objective in liquidity management is to maintain a balance between the sources and the uses of funds. Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits. The Company holds overnight Federal funds as a cushion for temporary liquidity needs. During 1997, Federal funds averaged $11.9 million, or 3.7% of total average assets. In addition, the Company maintains Federal funds credit lines with major correspondents, aggregating to $11.1 million, subject to the customary terms for such arrangements.

There are several accepted methods of measuring liquidity as utilized by the regulators. One ratio, which is fairly easy to understand, is referred to as the liquidity ratio. This ratio measures the percentage of deposits which are used to fund cash, equivalents and marketable securities. The Company has set a minimum standard percentage of 20% and, as of December 31, 1997, the Company's liquidity ratio was 42.0%. The Company appears to be sufficiently liquid to meet its operational needs.

CAPITAL RESOURCES

The primary source of capital for the Company is the retention of operating profits. The Company reviews its capital needs on an ongoing basis to ensure an adequate level of capital to support growth and to ensure depositor protection. Total capital grew by $3.4 million or 10.5%, to $36.0 million as of December 31, 1997. During 1997 and 1996, the Company's capital was augmented by the exercise of stock options. During 1996, the Company purchased land adjacent to the Paso Robles branch for the purpose of building a permanent building. The cost of the land was approximately $900,000. The Company had sufficient liquidity and capital to purchase the land without financing either by debt or equity funding. Comments regarding the established minimum capital ratios can be found in Footnote L of the financial statements. The Company can operate safely at its current level of capital and is positioned to grow within acceptable parameters.

MARKET INFORMATION REGARDING THE COMPANY'S COMMON STOCK

The common stock of the Company is not listed on any national stock exchange or with NASDAQ. Trading in the stock has not been extensive and such trades which have occurred would not constitute an active trading market. As of December 31, 1997, there were approximately 2,000 shareholders, including those listed in "street name" under various brokers. The management of the Company is aware of three securities dealers who maintain an inventory and make a market in the Company's common stock. The market makers are Maguire Investments of Santa Maria, Hoefer & Arnett of San Francisco, and Sutro & Company, with a local office in Santa Maria.

Since 1984, the Bank has consistently declared and paid a cash dividend to the then shareholders of Bank of Santa Maria, with the equivalent of $.06 being paid since February of 1988. In 1994, the Board of Directors of the Bank increased the per share dividend to $.10. In 1995, the Board of Directors again increased the per share dividends to $.11 payable in February, 1995, to the holders of their stock.

In 1996, the Board of Directors increased the cash dividend to $.20 payable in February, 1996. At the 1996 Annual Shareholders Meeting, the Bank announced that it would begin to pay dividends on a semi-annual basis. In July 1996, a $.15 dividend was declared to be paid in August, 1996. In January of 1997, the Board again declared a $.15 cash dividend payable in February, 1997. Following the formation of the BSM Bancorp, the Directors of the Company continued the semi-annual dividend policy. In August of 1997, the Company paid a $.20 cash dividend. In January of 1998, the Company Board again declared a cash dividend of $.30 per share payable on February 6, 1998. Restrictions on future dividend payments are outlined in the notes to the financial statements.

The following quarterly summary of market activity is furnished by Maguire Investments, Inc. of Santa Maria and by the OTC Bulletin Board. These quotes do not necessarily include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. Additionally, there may have been transactions at prices other than those shown below:

                                                     Bid          Ask
                                                     ---          ---
                          1st Quarter 1996        $14.00       $14.50
                          2nd Quarter 1996        $13.75       $14.25
                          3rd Quarter 1996        $15.00       $15.75
                          4th Quarter 1996        $15.00       $16.00
                          1st Quarter 1997        $15.25       $16.75
                          2nd Quarter 1997        $16.13       $17.63
                          3rd Quarter 1997        $16.75       $18.63
                          4th Quarter 1997        $18.00       $27.50


SELECTED FINANCIAL DATA

The following is a summary of operations of Bank of Santa Maria for each of the last five years ended December 31, 1997. This summary has not been examined by an independent public accountant. However, in the opinion of management, this summary reflects all adjustments which would be considered necessary for a fair presentation of the results of operations for each of these periods. This summary of operations should be read in conjunction with the financial statements and notes relating thereto included elsewhere in this report.

SELECTED FINANCIAL DATA

 (IN THOUSANDS)              1997        1996        1995        1994       1993
                         -------------------------------------------------------
 Total assets            $344,046    $321,397    $284,616    $266,989   $253,311
 Net interest income      $16,552     $15,154     $14,446     $13,818    $12,805
 Provision for loan
 loss                         $30        $227        $876        $340       $712
 Other income              $3,504      $3,098      $2,728      $2,448     $2,550
 Other expense            $13,205     $12,471     $12,090     $11,723    $11,158
 Net income                $4,205      $3,468      $3,199      $2,728     $2,340
 Net income per share       $1.41       $1.17       $1.10        $.96       $.86
 Cash dividend per
   share                     $.35        $.35        $.11        $.10       $.06


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of BSM Bancorp and Subsidiary

INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheets of BSM Bancorp and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSM Bancorp and Subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     /s/ Vavrinek, Trine, Day & Co.
----------------------------------------
Vavrinek, Trine, Day & Co.

January 8, 1998, except for Note O as to which the date is January 29, 1998. Laguna Hills, California

               C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                                        December 31,
                                              -------------------------------
ASSETS                                              1997             1996
-----------------------------------------------------------------------------
 Cash and Due from Banks                        $  18,472,719    $ 17,643,554
 Investment Securities - Note C:
     Securities available for sale                 46,143,134      23,865,611
     Securities held to maturity                   62,767,464      68,339,127
                                                -------------    ------------
     TOTAL INVESTMENT SECURITIES                  108,910,598      92,204,738
 Federal Funds Sold                                 7,461,000      13,920,000
 Loans - Note D:
     Commercial                                    58,225,966      50,902,945
     Agricultural                                  36,992,494      32,020,648
     Real Estate                                   53,271,399      50,895,476
     Consumer                                      42,855,965      45,572,297
                                                -------------    ------------
                              TOTAL LOANS         191,345,824     179,391,366
     Allowance for possible credit losses          (2,114,684)     (2,701,876)
                                NET LOANS         189,231,140     176,689,490
 Premises and equipment - Note E                   12,709,127      12,648,207
 Accrued interest and other assets                  4,555,235       4,744,483
 Goodwill                                           1,737,220       1,868,500
 Other Real Estate Owned                              968,577       1,678,313
                                                -------------    ------------
                             TOTAL ASSETS        $344,045,616    $321,397,285
                                                -------------    ------------
                                                -------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
 Deposits
     Noninterest-bearing demand                  $ 74,450,817    $ 67,181,717
     Interest-bearing demand and savings          114,900,337     111,528,482
     Time deposits under $100,000                  78,951,276      70,229,443
     Time deposits of $100,000 or more             37,989,170      37,338,194
                                                -------------    ------------
                           TOTAL DEPOSITS         306,291,600     286,277,836
 Accrued interest and other liabilities             1,691,788       2,487,932
                                                -------------    ------------
                        TOTAL LIABILITIES         307,983,388     288,765,768
                                                 ------------    ------------
 Commitments - Note J
 Shareholders' Equity - Note F:
    Preferred shares - authorized 25,000,000
        shares outstanding - none
    Common shares - authorized 50,000,000
        shares; issued and outstanding
        2,990,939 as of December 31, 1997;
        2,973,631 as of December 31, 1996          11,636,514      11,460,488
    Undivided profits                              24,339,778      21,176,801
    Net unrealized appreciation
        (depreciation) on available
        for sale securities, net of
        taxes of $57,291 in 1997 and
        $3,819 in 1996                                 85,936          (5,772)
                                                 ------------    ------------
        TOTAL SHAREHOLDERS' EQUITY                 36,062,228      32,631,517
                                                 ------------    ------------
             TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY               $344,045,616    $321,397,285
                                                 ------------    ------------
                                                 ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements

         C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E


                                                               Year ended  December 31,
                                                  -------------------------------------------
INTEREST INCOME                                       1997            1996            1995
---------------------------------------------------------------------------------------------
 Interest and fees on loans                       $18,801,501      $17,787,334    $17,948,550
 Interest on investment securities-taxable          4,722,703        4,264,162      3,180,013
 Interest on investment securities-non
    taxable                                           794,328          567,881        463,366
 Other interest income                                657,987          752,795        774,828
                                                   ----------       ----------     ----------
                          TOTAL INTEREST INCOME    24,976,519       23,372,172     22,366,757
                                                   ----------       ----------     ----------
INTEREST EXPENSE
---------------------------------------------------------------------------------------------
 Interest on demand and savings deposits            2,413,035        2,546,602      2,953,779
 Interest on time CD's over $100,000                1,975,827        1,797,494      1,262,855
 Interest on time CD's less than $100,000           4,035,997        3,647,378      2,828,677
                                                   ----------       ----------     ----------
                          TOTAL INTEREST EXPENSE    8,424,859        7,991,474      7,045,311
                                                   ----------       ----------     ----------
                             NET INTEREST INCOME   16,551,660       15,380,698     15,321,446
 Provision for credit losses                           30,000          227,000        875,500
                                                   ----------       ----------     ----------
                       NET INTEREST INCOME AFTER
                      PROVISION FOR CREDIT LOSSES  16,521,660       15,153,698     14,445,946
                                                   ----------       ----------     ----------
NON-INTEREST INCOME
---------------------------------------------------------------------------------------------
 Service charges on deposits                        2,016,085        1,829,790      1,681,995
 Merchant discount fees                               587,357          493,031        446,075
 Loan and servicing fees                              527,693          358,767        243,515
 Other fee income                                     257,564          235,014        228,524
 Other non-interest income                            115,512          181,197        128,133
                                                   ----------       ----------     ----------
                                           TOTAL    3,504,211        3,097,799      2,728,242
                                                   ----------       ----------     ----------
NON-INTEREST EXPENSE
---------------------------------------------------------------------------------------------
 Salaries and employee benefits                     7,162,366        6,540,602      6,327,466
 Occupancy expenses                                   982,920          952,114        879,116
 Furniture and equipment                            1,409,854        1,382,105      1,316,207
 Advertising and promotion                            697,019          556,042        422,655
 Professional                                         308,618          469,984        606,858
 General Office                                       553,781          446,549        444,306
 Communications                                       393,407          378,850        334,879
 Regulatory assessments                                70,225           43,220        330,739
 Merchant processing costs                            550,723          501,191        446,108
 Other OREO expense                                    54,742          136,053         39,568
 Other expenses                                     1,021,249        1,064,253        942,722
                                                   ----------       ----------     ----------
                                           TOTAL   13,204,904       12,470,963     12,090,624
                                                   ----------       ----------     ----------
 INCOME BEFORE TAXES                                6,820,967        5,780,534      5,083,564
 Income taxes - Note H                              2,616,000        2,312,800      1,884,900
                                                   ----------       ----------     ----------
                                      NET INCOME   $4,204,967       $3,467,734     $3,198,664
                                                   ----------       ----------     ----------
                                                   ----------       ----------     ----------
 Earnings per share data - Note I
    Net Income - Basic                                  $1.41            $1.17          $1.10
                                                   ----------       ----------     ----------
                                                   ----------       ----------     ----------
    Net Income - Diluted                                $1.38            $1.16          $1.09
                                                   ----------       ----------     ----------
                                                   ----------       ----------     ----------


The accompanying notes are an integral part of these consolidated financial statements

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S



                                                                           Year ended December 31,
                                                          ----------------------------------------------------
OPERATING ACTIVITIES                                            1997                1996               1995
--------------------------------------------------------------------------------------------------------------
Net income                                                $  4,204,967        $  3,467,734        $  3,198,664
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                           1,358,448           1,216,500           1,111,910
     Provision for credit losses                                30,000             227,000             875,500
     Amortization of premium/discounts
       on investment securities                                278,076             345,514              96,824
     Loans originated for sale                              (4,547,941)         (7,839,650)         (4,316,600)
     Proceeds from loan sales                                4,779,279           7,744,846           3,969,394
     Net (gain) from sale of fixed assets                      (14,812)            (51,912)            (30,450)
     Net loss (gain) on sale of other real
       estate loans                                           (101,129)             39,212             149,571
     Other items- Net                                         (669,854)            263,095            (275,382)
                                                          ------------        ------------        ------------
                         NET CASH PROVIDED BY
                         OPERATING ACTIVITIES                5,245,981           5,412,339           4,779,431


INVESTING ACTIVITIES
--------------------------------------------------------------------------------------------------------------
Proceeds from maturities of securities held
  to maturity                                               29,940,827          36,380,923          31,385,000
Proceeds from maturities of securities held
  for sale                                                  16,073,000           6,702,750           5,582,750
Purchases of held to maturity securities                   (27,277,773)        (34,125,412)        (46,118,216)
Purchases of available for sale securities                 (35,565,324)        (25,783,500)         (3,619,038)
Net (increase) decrease in loans                           (13,078,658)          2,889,950          (2,488,647)
Purchases of premises and equipment                         (1,602,476)         (3,146,259)           (724,388)
Proceeds from sales of other real estate owned               1,157,587           1,313,618             729,018
Proceeds from sales of fixed assets                             55,890              65,706              40,949
Net cash received for purchase of Citizens Bank
     of Paso Robles                                                              8,067,071
                                                          ------------        ------------        ------------
                             NET CASH USED BY
                         INVESTING ACTIVITIES              (30,296,927)         (7,635,153)        (15,212,572)


FINANCING ACTIVITIES
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in demand deposits and
  savings accounts                                          10,640,955          (9,596,605)          1,319,523
Net increase in time deposits                                9,372,809          14,012,070          12,271,245
Payments for dividends/distributions                        (1,041,990)           (964,191)           (256,832)
Proceeds from exercise of stock options                        176,026             210,200             580,294
                                                          ------------        ------------        ------------
                         NET CASH PROVIDED BY
                         FINANCING ACTIVITIES               19,147,800           3,661,474          13,914,230
                  INCREASE (DECREASE) IN CASH
                         AND CASH EQUIVALENTS               (5,629,835)          1,438,660           3,481,089
Cash and cash equivalents at beginning of year              31,563,554          30,124,894          26,643,805
                                                          ------------        ------------        ------------
                    CASH AND CASH EQUIVALENTS
                               AT END OF YEAR             $ 25,933,719        $ 31,563,554        $ 30,124,894
                                                          ------------        ------------        ------------
                                                          ------------        ------------        ------------
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for interest                  $  9,089,872        $  7,824,179        $  6,587,042
  Cash paid during the year for income taxes              $  2,271,032        $  2,244,705        $  2,194,780



The accompanying notes are an integral part of these consolidated financial statements

             C H A N G E S   I N   S H A R E H O L D E R S'   E Q U I T Y


                                                                                                         Net
                                                                                                     Unrealized
                                                                                                    Appreciaton/
                                                              Common Shares                        (Depreciation)
                                                        ------------------------                    in Available
                                                        Number of                     Undivided       for Sale
                                                          Shares        Amount         Profits       Securities       Total
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1995                              2,878,593    $10,669,994    $15,731,426    $   (14,409)   $26,387,011
Proceeds from exercise of stock options                    18,450        165,600                                      165,600
Proceeds from exercise of stock options
  (Templeton only)                                         53,019        414,058                                      414,058
Proceeds from exercise of stock options
  (El Camino only)                                            146          2,200                                        2,200
Partial Distribution-Templeton Merger                        (127)        (1,564)                                      (1,564)
Dividends paid                                                                         (256,832)                     (256,832)
Net income                                                                            3,198,664                     3,198,664
Adjustment in Available for Sale
  Securities, Net of Taxes of ($43,753)                                                                 65,630         65,630
                                                      -----------    -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1995                            2,950,081     11,250,288     18,673,258         51,221     29,974,767
                                                      -----------    -----------    -----------    -----------    -----------

Proceeds from exercise of stock options                    23,400        208,700                                      208,700
Issuance of organizational stock                              150          1,500                                        1,500
Dividends paid                                                                         (964,191)                     (964,191)
Net income                                                                            3,467,734                     3,467,734
Adjustment in Available for Sale
  Securities, Net of Taxes of $37,995                                                                  (56,993)       (56,993)
                                                      -----------    -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1996                            2,973,631     11,460,488     21,176,801         (5,772)    32,631,517
                                                      -----------    -----------    -----------    -----------    -----------

Retirement of organizational stock                           (150)        (1,500)                                      (1,500)
Proceeds from exercise of stock options                    17,600        179,725                                      179,725
Partial Distribution-El Camino Merger                        (142)        (2,199)                                      (2,199)
Dividends paid                                                                       (1,041,990)                   (1,041,990)
Net income                                                                            4,204,967                     4,204,967
Adjustment in Available for Sale
  Securities, Net of Taxes of ($61,139)                                                                 91,708         91,708
                                                      -----------    -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1997                            2,990,939    $11,636,514    $24,339,778    $    85,936    $36,062,228
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------


                            NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BSM Bancorp and Subsidiary (the "Company") are in accordance with generally accepted accounting principles and conform to practices with the banking industry. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

The accompanying notes are an integral part of these consolidated financial statements

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of BSM Bancorp (the "Bancorp") and its wholly owned subsidiary, Bank of Santa Maria (the "Bank"). All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

NATURE OF OPERATIONS

The Company's primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank's customers are predominantly small and middle-market businesses and individuals who are located in the central coast area of California. The Bank operates 13 branches, with headquarters in the city of Santa Maria.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND DUE FROM BANKS

For purposes of reporting cash flows, cash and due from banks includes cash on hand and amount due from banks. Cash flows from loans originated by the Company, deposits, and federal funds sold are reported net.

The Company maintains amounts due from banks which exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVESTMENTS SECURITIES

Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity, or to an earlier call, if appropriate, on a straight-line basis. Such securities include those that management intends and has the ability to hold into the foreseeable future.

Securities would be considered available for sale if they would be sold under certain conditions, among these being changes in interest rates, fluctuations in deposit levels or loan demand, or a need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available for sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are not recognized as current income or expense, but rather as an increase or decrease of capital through a separate reserve.

LOANS AND LOAN FEES

Loans are recorded at amount advanced less payments collected. Interest on loans is accrued daily as earned, except where management believes that serious doubt exists as to the full collectability of interest or principal. When this occurs, the accrual of income is discontinued and the balance of accrued interest is reversed against current income. Loans are generally put on nonaccrual status when interest is ninety days or more past due, unless the loan is well secured and in the process of collection. Subsequent cash payments are applied fully to the principal balance. Only after the principal is reduced to zero is interest income realized. Once a loan is placed on nonaccrual it generally remains on nonaccrual until the loan is termed uncollectable or the borrower's capacity and intent to make further payments is evidenced by keeping the loan current for a period of three to six months.

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Service income is generally recognized on a cash basis over the life of the loan. If the normal servicing fees are expected to be less than the estimated servicing costs, a loss would be recognized when the loan was sold. The Company also acts in a broker capacity assisting customers in obtaining mortgage loans with other institutions. The Company earns points and documentation fees but is otherwise not involved in the loan. Fees are recorded when payment is received.

Loan origination fees offset by certain direct origination costs are deferred and recognized over the contractual life of the loan as an adjustment to the yield. The unrecognized fees and costs are reported either as a reduction of the loan principal outstanding, or, if deferred costs are greater than deferred
fees, as additions to the applicable loan grouping.   Commitment fees are
deferred and recognized over the term of the commitment. Most deferred fees and costs are recognized using the interest method. When a loan is repaid or sold, an unamortized net deferred balance is credited or charged to income. Accretion of deferred loan fees is discontinued when loans are placed on nonaccrual status.

ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The determination of the balance in the allowance for possible loan losses is based on an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for potential loan losses after giving consideration to the character of the loan portfolio, current economic conditions, past loan loss experience and such other factors as warrant recognition in estimating loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to record additions to the allowance based upon their judgments on information available to them at the time of the examination.

The Company also evaluated loans in accordance with guidelines found in SFAS No. 114 and SFAS No. 118 from the Financial Accounting Standards Board (FASB) regarding loan impairment, income recognition and related disclosures, which the Company adopted in the first quarter of 1995. The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due on a timely basis, according to the contractual terms of the loan agreement. Impairment of a loan is measured by the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes impairment by creating a valuation allowance with a corresponding charge to provision for loan losses.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, which is computed principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their economic lives or the term of the lease.

GOODWILL

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of businesses acquired in purchase transactions. Goodwill is being amortized on a straight line method over fifteen years. The Company periodically reviews goodwill to assess recoverability from projected, undiscounted net cash flows of the related business unit, and impairments which would be recognized in operating results if a permanent reduction in value were to occur.

OTHER REAL ESTATE OWNED

Other real estate owned, which represents real estate acquired through foreclosure, or deed in lieu of foreclosure, is reported at the fair value of the property at the time of transfer to other real estate owned, reduced by estimated selling expenses. Any subsequent operating expenses, or income, reductions in estimated values, and gains or losses on disposition of such properties are charged to current operations.

INCOME TAXES

Income taxes are accounted for by the asset and liability method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting basis and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

STATEMENT OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include; cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

EARNINGS PER SHARE

Basic EPS (Earnings per Share) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPA reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

CURRENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". This statement, which is effective for the year ending December 31, 1998, establishes standards of disclosure and financial statement display for reporting comprehensive income and its components.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the management approach), and also requires certain related disclosures about products and services, geographic areas, and major customers. The disclosures are required for the year ending December 31, 1998.

RECLASSIFICATION

Certain reclassifications were made to prior years' presentations to conform to the current year. These reclassifications are of a normal recurring nature. All prior years' numbers have been restated to give affect for the acquisition of El Camino National Bank and Templeton National Bank by Bank of Santa Maria, and Bank of Santa Maria by BSM Bancorp, on a pooling of interest basis.

NOTE B - MERGERS AND ACQUISITIONS

On March 11, 1997, BSM Bancorp acquired Bank of Santa Maria by issuing 2,973,539 shares of Bancorp common stock in exchange for the surrender of all outstanding shares of the Bank's common stock. There was no cash involved in this transaction. The acquisition was accounted for as a pooling of interest and the consolidated financial statements contained herein have been restated to give full affect to this transaction.

Prior to this acquisition, the Bank acquired three other local financial institutions either through the exchange of stock or by cash payment. Details regarding these acquisitions can be found below.

MERGER WITH EL CAMINO NATIONAL BANK

At the close of business on January 10, 1997, Bank of Santa Maria consummated a merger with El Camino National Bank. This merger was accounted for by the pooling of interest method, whereby the Company's Financial Statements have been restated as if the two banks were historically one unit. A total of 201,678 common shares were issued to the shareholders of El Camino National Bank in connection with this merger.

The following summarizes the separate revenue and net income of Bank of Santa Maria and El Camino National Bank that have been reported in the restated financial statements included herein:

                                           1996                1995
                                      ------------        ------------
Interest and Noninterest Income:
   Bank of Santa Maria                $ 24,627,927        $ 23,021,319
   El Camino National Bank               1,842,044           2,073,680
                                      ------------        ------------
                                      $ 26,469,971        $ 25,094,999
                                      ------------        ------------
                                      ------------        ------------

Net Income:
   Bank of Santa Maria                $  3,718,740        $  3,149,392
   El Camino National Bank                (250,206)             49,272
   BSM Merger Company                         (800)                  -
                                      ------------        ------------
                                      $  3,467,734        $  3,198,664
                                      ------------        ------------
                                      ------------        ------------

MERGER WITH CITIZENS BANK

On May 3, 1996, the Bank acquired 100% of the outstanding common stock of Citizens Bank of Paso Robles, N.A. (Citizens) for $4,129,000 in cash. Citizens had total assets of approximately $31,858,000. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The financial statements include the operations of Citizens from the date of the acquisition. Goodwill arising from the transaction totaled approximately $1,958,000 and is being amortized over fifteen years on a straight-line basis.

The following table sets forth selected unaudited pro forma combined financial information of the Bank and Citizens for the years ended December 31, 1996, and 1995. The pro forma operating data reflects the effect of the acquisition of Citizens as if it was consummated at the beginning of each year presented. The pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been in effect for the full years presented, nor are they necessarily indicative of the results of future operations.

                                                    1996             1995
                                                ------------     ------------
Interest and Noninterest Income:
   Bank of Santa Maria restated                 $ 26,469,971     $ 25,094,999
   Citizens Bank of Paso Robles                    1,024,332        3,187,381
   Interest on Purchase Price                       (218,800)        (229,600)
                                                ------------     ------------
                                                $ 27,275,503     $ 28,052,780
                                                ------------     ------------
                                                ------------     ------------
Net Income:
   Bank of Santa Maria Restated                 $  3,467,734     $  3,198,664
   Citizens Bank of Paso Robles                       19,134          331,682
                                                ------------     ------------
                                                   3,486,868        3,530,346
                                                ------------     ------------
                                                ------------     ------------
   Merger Related Adjustments                        (16,927)        (196,332)
                                                ------------     ------------
Pro forma Net Income                            $  3,469,941     $  3,334,014
                                                ------------     ------------
                                                ------------     ------------
   Pro forma Net Income Per Share - Basic       $       1.17     $       1.14
                                                ------------     ------------
                                                ------------     ------------
   Pro forma Net Income Per Share - Diluted     $       1.16     $       1.13
                                                ------------     ------------
                                                ------------     ------------

Merger related adjustments include adjustments to interest income from the payment of the purchase price in cash, goodwill amortization, depreciation, professional expenses related to the merger, data processing, and other operating costs and related tax effects.

MERGER WITH TEMPLETON NATIONAL BANK

At the close of business on September 8, 1995, Bank of Santa Maria consummated a merger with Templeton National Bank. This merger was accounted for by the pooling of interest method, whereby the Balance Sheets and the Statements of Income are combined and restated as if the two banks were historically one unit. A total of 397,561 common shares were issued to the shareholders of Templeton National Bank in connection with this merger.

The following summarizes the historical separate revenue and net income of Bank of Santa Maria and Templeton National Bank that have been reported in the restated financial statements included herein:

                                             Eight month
                                            period ended
                                         August 31, 1995
                                         ---------------
INTEREST AND NON-INTEREST INCOME
Bank of Santa Maria                          $13,608,014
Templeton National Bank                        1,754,146
                                             -----------
                                             $15,362,160
                                             -----------
                                             -----------
NET INCOME
Bank of Santa Maria                          $ 2,061,359
Templeton National Bank                          199,598
                                             -----------
                                             $ 2,260,957
                                             -----------
                                             -----------

NOTE C - INVESTMENT SECURITIES

Securities have been classified in the Balance Sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31, were as follows:



                                                                 Gross          Gross       Estimated
                                              Amortized     Unrealized     Unrealized         Market
                                                   Cost          Gains         Losses          Value
----------------------------------------------------------------------------------------------------
1997:
Available for Sale Securities:
U.S. Treasury securities                    $17,560,736    $ 52,037    $  3,009    $17,609,764
U.S. Government and agency
     securities                              28,439,171     124,560      30,361     28,533,370
                                            -----------    --------    --------    -----------
                                            $45,999,907    $176,597    $ 33,370    $46,143,134
                                            -----------    --------    --------    -----------
                                            -----------    --------    --------    -----------

1997:
Held to Maturity Securities:
U.S. Treasury securities                    $   999,750           -    $     69    $   999,681
U.S. Government and agency
     securities                              28,913,811      71,152      86,281     28,898,683
Obligations of states and
     political subdivisions                  30,238,482     333,100       1,931     30,569,651
Other debt securities                         2,615,421       6,773      16,205      2,605,989
                                            -----------    --------    --------    -----------
                                            $62,767,464    $411,025    $104,486    $63,074,004
                                            -----------    --------    --------    -----------
                                            -----------    --------    --------    -----------

1996:
Available for Sale Securities:
U.S. Treasury securities                     $3,981,598     $26,867           -     $4,008,464
U.S. Government and agency
     securities                              19,893,604      27,101      63,559     19,857,146
                                            -----------    --------    --------    -----------
                                            $23,875,202    $ 53,968    $ 63,559    $23,865,610
                                            -----------    --------    --------    -----------
                                            -----------    --------    --------    -----------

1996:
Held to Maturity Securities:
U.S. Treasury securities                    $ 4,798,202    $117,139    $  2,915    $ 4,912,426
U.S. Government and agency
     securities                              45,190,581      84,635     188,581     45,086,635
Obligations of states and
     political subdivisions                  15,294,241           -       6,278     15,287,963
Other debt securities                         3,056,103      10,372      22,604      3,043,870
                                            -----------    --------    --------    -----------
                                            $68,339,127    $212,146    $220,378    $68,330,894
                                            -----------    --------    --------    -----------
                                            -----------    --------    --------    -----------


There were no gross realized gains or gross realized losses on sales of available for sale securities. The Company does not expect to realize either gains or losses shown in the above schedule. The Company fully expects to hold these securities to maturity/call date at which time the amortized cost and market value will be the same as the par value of the bond.

The Company has no derivative financial instruments as defined by SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

At December 31, 1997, and 1996, investment securities having an amortized cost of approximately $6,006,000 and $6,224,000 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost and estimated market value of all debt securities as of December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                             Held to Maturity            Available for Sale
                                       --------------------------    --------------------------
                                         Amortized      Estimated      Amortized      Estimated
                                       -----------    -----------    -----------    -----------
Due in one year or less                $15,754,095    $15,756,674    $ 9,133,101    $ 9,133,144
Due after one year to five years        36,331,320     36,473,327     36,866,806     37,009,990
Due after five years to ten years        9,342,945      9,490,224              -              -
Due after  ten years                     1,339,104      1,353,779              -              -
                                       -----------    -----------    -----------    -----------
     TOTAL                             $62,767,464    $63,074,004    $45,999,907    $46,143,134
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

NOTE D - LOANS

The Company's loan portfolio consists primarily of loans to borrowers within Santa Barbara and San Luis Obispo Counties. Although the Company seeks to avoid concentrations of loans to a single industry, loans to the agricultural community are listed separately, as in total they exceed 10% of all loans outstanding as of December 31, 1997, and 1996. Concentrations also can occur based upon a single class of collateral. Real estate and real estate associated businesses are among the principal industries in the Company's market area and, as a result, the Company's loan and collateral portfolios are to some degree concentrated in those industries. Real estate related loans, net of deferred fees and costs at December 31, 1997, and December 31, 1996, were as follows:

Real estate related:

                                              1997           1996
                                      ------------   ------------
Construction and land development     $ 16,778,000   $ 13,797,000
Home equity credit lines                18,727,000     20,465,000
Residential properties                  14,304,000     17,253,000
Commercial properties                   49,099,000     42,057,000
Farmland                                11,101,000      6,971,000
                                      ------------   ------------
                                      $110,009,000   $100,543,000
                                      ------------   ------------
                                      ------------   ------------

The Company also originates real estate loans for sale to governmental agencies and institutional investors. At December 31, 1997, and at December 31, 1996, the Company had approximately $1,200,000 and $1,400,000 held for sale respectively, and was servicing approximately $36,900,000 and $39,600,000, respectively, in loans previously sold.

A summary of the changes in the allowance for possible credit losses follows:


                                                         1997          1996           1995
                                                  ----------     ----------     ----------
Balance at beginning of year                      $2,701,876     $2,801,396     $2,412,427
Additions to the allowance charged to expense         30,000        227,000        875,500
Recoveries on loans charged off                      106,300         97,476        106,149
Allowance on loans acquired from Citizens
     Bank - Note B                                         -        228,022              -
                                                  ----------     ----------     ----------
Subtotal                                           2,838,176      3,353,894      3,394,076
Less loans charged off                               723,692        652,018        592,680
                                                  ----------     ----------     ----------
     TOTAL                                        $2,114,484     $2,701,876     $2,801,396
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized on a cash basis as of December 31:

                                                        1997           1996
                                                  ----------     ----------
Recorded Investment in Impaired Loans             $1,572,021     $1,390,561
                                                  ----------     ----------
                                                  ----------     ----------

Related Allowance for Loan Losses                 $  425,461     $  351,544
                                                  ----------     ----------
                                                  ----------     ----------

Average Recorded Investment in Impaired Loans     $1,733,151     $1,506,478
                                                  ----------     ----------
                                                  ----------     ----------

Interest Income Recognized for Cash Payments      $   61,569     $   39,128
                                                  ----------     ----------
                                                  ----------     ----------

Loans having carrying value of $419,669, $1,151,581 and $698,909 were transferred to other real estate owned in 1997, 1996, and 1995, respectively. During 1997 and 1996, loans totaling $144,000 and $122,900 respectively, were made to facilitate the sale of other real estate owned.

NOTE E -  PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

                                                        1997           1996
                                                 -----------    -----------
Land                                              $3,349,597     $3,225,913
Buildings and improvements                         8,721,744      8,598,715
Leasehold improvements                                12,210        109,199
Furniture, fixtures, and equipment                 7,581,153      7,162,786
                                                 -----------    -----------

     Subtotal                                     19,664,704     19,096,613
Less accumulated depreciation/amortization         6,955,577      6,448,406
                                                 -----------    -----------
     TOTAL                                       $12,709,127    $12,648,207
                                                 -----------    -----------
                                                  ----------     ----------

NOTE F - STOCK OPTION PLAN

In 1996, the Company adopted a stock option plan under which the Company's common shares may be issued to directors, officers and key employees of the Company and its subsidiary, as well as consultants and business associates, at not less than 100% of the fair market value at the date the options were granted. Of the 892,542 shares available to be issued under the new plan, 159,400 were immediately issued to replace options outstanding under Bank of Santa Maria's stock option plans.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995, respectively: risk-free rates of 5.8%, 6.1%, and 5.4%; dividend yields of 2.0%, 2.0%, and 2.0%; volatility of 20% for 1997, and 15% for 1996, and 1995. A summary of the status of the Company's plan and the Bank's two expired fixed stock option plans as of December 31, 1997, 1996, 1995, and changes during the years ending on those dates, is presented below:



                                                     1997                          1996                          1995
                                           ----------------------        ----------------------        ----------------------
                                                         Weighted                      Weighted                      Weighted
                                                          Average                       Average                       Average
                                                         Exercise                      Exercise                      Exercise
                                            Shares          Price         Shares          Price         Shares          Price
                                           ----------------------        ----------------------        ----------------------
Outstanding at beginning of year           158,400            $12        153,900            $11        153,300            $10
Granted                                      4,000             16         31,500             15         23,500             14
Exercised                                  (17,600)            10        (23,400)             9        (18,450)             9
Forfeited                                   (3,600)            15          3,600)             7         (4,450)            10
                                           -------                       -------                       -------
Outstanding at end of year                 141,200             12        158,400             12        153,900             11
                                           -------                       -------                       -------
                                           -------                       -------                       -------
Options exercisable at year-end             72,000                        59,500                        53,400
Weighted-average fair value of
     options granted during the year        $ 3.79         $ 3.10         $ 2.70
Options available for future grant         733,942             11         86,520             10        118,420              9

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                              Options Outstanding                 Options Exercisable
                 ------------------------------------------------------------------------------------
                               Weighted-Average
  Exercise          Number         Remaining       Weighted Average       Number         Weighted
   Price         Outstanding   Contractual Life     Exercise Price      Exercisable    Exercise Price
-----------------------------------------------------------------------------------------------------
$ 6                14,000          2 years                $6              12,500            $6
$10 to $12         72,400            1.3                  11              44,600            11
$13 to $17         54,800            3.2                  14              14,900            14
                  -------                                                 ------
$ 6 to $17        141,200            2.0                  12              72,000            11
                  -------                                                 ------
                  -------                                                 ------

NOTE G - RETIREMENT PLAN

The Company has a noncontributory retirement plan covering substantially all of its employees. The plan is a defined contribution plan with annual contributions established at the discretion of the Board of Directors. The retirement plan expense was $425,000 for 1997, $380,000 for 1996, and $340,000
for 1995.

In 1988, the Company's subsidiary established a Profit Sharing and Salary Deferral 401(K) Plan to allow employees to defer a portion of their current compensation until retirement. Since 1991, the Board of Directors of the Bank, at their discretion, have elected to make a matching contribution at a predetermined percentage of deferred dollars up to 2% of the participant's gross salary. In 1997, the Board increased the percentage to 3%. The expense of the matching contribution was $111,000 for 1997, $79,000 for 1996, and $74,000 for 1995. As of December 31, 1997, there were $7,366,000 in funds held for the benefit of Bank employees in the aforementioned plans.

The estimated annual benefit payable upon retirement for any participant is dependent upon the participant's salary levels for each of the years until retirement coupled with the election of the Bank's Board to make annual contributions for any given year, as well as the returns generated by the investment choices selected by the individual employee over the period prior to retirement.

NOTE H - INCOME TAXES

The provisions for income taxes included in the Statements of Income consist of the following:

                               1997           1996           1995
                               ----           ----           ----
Current:
     Federal             $1,617,000     $1,436,000     $1,480,900
     State                  683,000        607,800        619,000
                         ----------     ----------     ----------
                          2,300,000      2,043,800      2,099,900
Deferred                    316,000        269,000       (215,000)
                         ----------     ----------     ----------
                         $2,616,000     $2,312,800     $1,884,900
                         ----------     ----------     ----------
                         ----------     ----------     ----------

A comparison of the federal statutory income tax rates to the Company's effective income tax rates follow:


                                             1997                         1996                        1995
                                             ----                         ----                        ----
                                           Amount     Rate            Amount     Rate           Amount     Rate
Federal tax rate                        $2,319,000    34.0%        $1,965,000    34.0%       $1,728,000    34.0%
California franchise taxes,
     net of federal tax benefit            500,000     7.3%           448,000     7.8%          379,000     7.6%
Tax savings from exempt
     loan and investment income           (273,000)   (4.0%)         (197,000)   (3.4%)        (166,000)   (3.3%)
Other items - net                           70,000     1.0%            96,800     1.6%          (56,100)   (1.2%)
                                        ----------   -----         ----------    ----        ----------    ----
                                        $2,616,000    38.3%        $2,312,800    40.0%       $1,884,900    37.1%
                                        ----------   -----         ----------    ----        ----------    ----
                                        ----------   -----         ----------    ----        ----------    ----

The following is a summary of the components of the net deferred tax asset and liability accounts recognized in the accompanying Balance Sheets:

                                                                  1997           1996
                                                                  ----           ----
Deferred Tax Assets:
     Allowance for Credit Losses Due to Tax Limitations       $570,000      $ 855,000
     Other Assets/Liabilities                                  351,000        437,000
                                                              --------      ---------
                                                               921,000      1,292,000
Deferred Tax Liability:
     Premises and Equipment Due to Depreciation
     Difference                                               (496,000)      (490,000)
                                                              --------      ---------
     Net Deferred Taxes                                       $425,000      $ 802,000
                                                              --------      ---------
                                                              --------      ---------

NOTE I - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS.


                                              1997                          1996                          1995
                                              ----                          ----                          ----
                                     Income          Shares        Income          Shares        Income          Shares
                                     ------          ------        ------          ------        ------          ------
Net Income as Reported             $4,204,967                    $3,467,734                    $3,198,664
Shares Outstanding at Year  End                    2,990,939                     2,973,631                     2,950,081
Impact of Weighting Shares
     Purchased During the Year              -        (14,406)             -        (14,047)             -        (38,007)
                                   ----------     ----------     ----------     ----------     ----------     ----------
     Used in Basic EPS              4,204,967      2,976,533      3,467,734      2,959,584      3,198,664      2,912,074
Dilutive Effect of Stock Options            -         62,296              -         33,590              -         31,066
                                   ----------     ----------     ----------     ----------     ----------     ----------
     Used in Dilutive EPS          $4,204,967      3,038,829     $3,467,734      2,993,174     $3,198,664      2,943,140
                                   ----------     ----------     ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------     ----------     ----------

NOTE J - FINANCIAL COMMITMENTS

In the normal course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the Company's financial statements.

The Company's exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

As of December 31, 1997, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

     Commitments to extend credit          $ 53,823,796
     Standby letters of credit                2,046,426
                                           ------------
                                           $ 55,870,222
                                           ------------
                                           ------------

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a Company customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the customer. The majority of the Company's commitments to extend credit and standby letters of credit are secured by real estate.

NOTE K - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain officers and directors and the companies with which they are associated. In the Company's opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. An analysis of the activity with respect to such loans to related parties is as follows:

                                           1997               1996
                                           ----               ----
     Balance at Beginning of Year       $5,643,829         $5,677,776
     Advances                            2,815,721          5,993,138
     Repayments                         (3,888,618)        (6,027,085)
                                        ----------         ----------
     Balance at End of Year             $4,570,932         $5,643,829
                                        ----------         ----------
                                        ----------         ----------

NOTE L - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines, and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined); and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented in the following table.


                                                                                           Capital Needed
                                                                                                             To be Well
                                                                                For Capital               Capitalized Under
                                                                                 Adequacy                 Prompt Corrective
                                                    Actual                       Purposes                    Provisions
                                           -----------------------       -----------------------       -----------------------
IN THOUSANDS                                Amount           Ratio        Amount           Ratio        Amount           Ratio
------------------------------------------------------------------------------------------------------------------------------
BANCORP
As of December 31, 1997:
Total Capital to Risk-Weighted Assets      $36,366           15.6%       $18,630            8.0%       $23,287           10.0%
Tier 1 Capital to Risk-Weighted Assets     $34,251           14.7%       $ 9,315            4.0%       $13,972            6.0%
Tier 1 Capital to Average Assets           $34,251           10.7%       $12,789            4.0%       $15,986            5.0%

BANK
As of December 31, 1997:
Total Capital to Risk-Weighted Assets      $36,041           15.6%       $18,527            8.0%       $23,159           10.0%
Tier 1 Capital to Risk-Weighted Assets     $33,926           14.6%       $ 9,264            4.0%       $13,895            6.0%
Tier 1 Capital to Average Assets           $33,926           10.2%       $13,364            4.0%       $16,705            5.0%

BANK
As of December 31, 1996:
Total Capital to Risk-Weighted Assets      $33,047           15.3%       $17,287            8.0%       $21,609           10.0%
Tier 1 Capital to Risk-Weighted Assets     $30,537           14.1%       $ 8,644            4.0%       $12,966            6.0%
Tier 1 Capital to Average Assets           $30,537            9.7%       $12,581            4.0%       $15,726            5.0%

The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lessor of the Company's undivided profits, or the Company's net income for its last three fiscal years; less the amount of any distribution made by the Company to shareholders during the same period. Under these restrictions, approximately $8,608,000 was available for payment of dividends at December 31, 1997.

Banking regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Bank. During the year ended December 31, 1997, required reserves averaged approximately $2,281,000.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". For financial instruments, whether or not recognized in the Balance Sheets, the Company is required to disclose the fair value of those instruments for which it is practicable to estimate that value. In addition, the Company is required to disclose the methods and significant assumptions used to estimate those fair values.

Considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. This disclosure of the fair value of financial instruments should not be viewed as equivalent to the valuation of the Company as a whole.

Fair value estimates, methods, and assumptions are set forth below:

CASH, DUE FROM BANKS, AND FED FUNDS SOLD

For these short-term instruments, the carrying amount approximates fair value.

INVESTMENT SECURITIES

For investment securities, fair value equals quoted market prices where available, or, if unavailable, the fair value is based upon similar securities.

LOANS

For those loans with floating interest rates, it is presumed that estimated fair value generally approximates the carrying value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The fair value of non-accrual loans with a recorded book value of $963,000 was not estimated because it was not practicable to reasonably estimate the amount or timing of future cash flows for such loans.

DEPOSITS

The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities.

COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT

Commitments to extend credit and letters of credit are written at current market rates. The Company does not anticipate any interest rate or credit factors that would materially affect the fair value of these commitments or letters of credit outstanding at December 31, 1997.

The estimated fair values of the Company's financial instruments at December 31, 1997, are as follows (dollar amounts in thousands):

                                      Carrying
                                       Amount      Fair Value
                                       ------      ----------
Financial Assets:
     Cash and Due from banks         $ 18,473       $ 18,473
     Fed funds sold                     7,461          7,461
     Investment securities            108,911        109,217

     Loans                            192,136        190,394
     Less:  Non-Accruals                (790)          (790)
            Allowance for losses      (2,115)        (2,115)
                                     --------       --------
     Net Loans                       $189,231       $187,489

Financial Liabilities:
     Deposits                        $306,292       $306,167

NOTE N - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of BSM Bancorp (parent only) follows:

BSM BANCORP

Condensed Balance Sheet
December 31, 1997, and 1996


                                                          1997               1996
-------------------------------------------------------------------------------------
ASSETS
Cash in Bank of Santa Maria                           $   185,140         $    17,136
Investment in Bank of Santa Maria                      35,739,148                   -
Investment in BSM Merger Company                                -                 200
Other assets                                              151,440              54,106
                                                      -----------         -----------
     Total assets                                     $36,075,728         $    71,442
                                                      -----------         -----------
                                                      -----------         -----------
LIABILITIES & SHAREHOLDERS' EQUITY
Short-term note payable                               $         -         $    40,000
Accrued liabilities                                        13,500              30,742
                                                      -----------         -----------
     Total liabilities                                     13,500              70,742

Shareholders' equity                                   36,062,228                 700
                                                      -----------         -----------
     Total liabilities and shareholders' equity       $36,075,728         $    71,442
                                                      -----------         -----------
                                                      -----------         -----------

BSM BANCORP

Condensed Statements of Income
Years Ended December 31, 1997, and 1996

                                                                 1997              1996
------------------------------------------------------------------------------------------
INCOME:
     Cash Dividends from Bank of Santa Maria               $   850,000         $         -
EXPENSES:
     Operating Expenses                                        174,057                   -
                                                           -----------         -----------
Earnings before income taxes and equity in
     undistributed net earnings of Bank of Santa Maria         675,943                   -
Provision (Income tax benefit)                                (67,000)                   -
                                                           -----------         -----------
Earnings before equity in undistributed net earnings
     of Bank of Santa Maria                                    742,943                   -
Equity in undistributed net earnings of
     Bank of Santa Maria                                     3,462,024                   -
Equity in undistributed net loss of BSM Merger
     Company                                                         -               (800)
                                                           -----------         -----------
Net earnings (loss)                                        $ 4,204,967         $     (800)
                                                           -----------         -----------
                                                           -----------         -----------

BSM BANCORP

Condensed Statements of Cash Flows
Years Ended December 31, 1997, and 1996


                                                                                    1997          1996
---------------------------------------------------------------------------------------------------------
Cash flows from operation activities:
   Net income (loss)                                                           $ 4,204,967    $     (800)
Adjustments to reconcile net income to net cash
     provided by operating activities:
   Undistributed net (income) loss of consolidated subsidiaries                 (3,462,024)          800
   Amortization of organizational expenses                                          14,829             -
   Other                                                                          (129,405)      (23,364)
                                                                               -----------    -----------
          Net cash provided by operating activities                                628,367       (23,364)
                                                                               -----------    -----------
Cash flows from investing activities:
   Decrease (increase) of investment in subsidiaries                                   200        (1,000)
                                                                               -----------    -----------
          Net cash provided by (used in) investing activities                          200        (1,000)
                                                                               -----------    -----------
Cash flows from financing activities:
   Net change in short-term note payable                                           (40,000)       40,000
   Proceeds from the issuance of organizational stock                                     -        1,500
   Proceeds from the exercise of stock options                                     176,925             -
   Payment to redeem organizational stock                                           (1,500)            -
   Dividends paid                                                                 (595,988)            -
                                                                               -----------    -----------
          Net cash provided by (used in) financing activities                     (460,563)       41,500
                                                                               -----------    -----------
Net increase in cash                                                               168,004        17,136
Cash, beginning of year                                                             17,136             -
                                                                               -----------    -----------
Cash, end of year                                                              $   185,140    $   17,136
                                                                               -----------    -----------
                                                                               -----------    -----------

NOTE O - INTENT TO MERGE AND PROPOSED CHANGE OF CONTROL

On January 29, 1998, the Company jointly announced with Mid-State Bank that they have entered into an Agreement to Merge and Plan of Reorganization dated January 29, 1998, whereby the Bank of Santa Maria and Mid-State Bank would merge together under BSM Bancorp. Upon consummation, which is anticipated to occur in the third quarter of 1998, BSM Bancorp is expected to change its name to Mid State Bancshares and Mid-State Bank would become the surviving bank. Under the merger terms, existing Mid-State Bank stock would be exchanged for shares of the Holding Company in a ratio based upon a value of $29.37 for each share of BSM Bancorp and the fair market value of Mid-State Bank stock just prior to the close of the merger. It is estimated that Mid-State Bank shareholders will own approximately 70% and the BSM Bancorp shareholders will own approximately 30% of the holding company following the consummation of the merger.

This transaction is subject to the approval by holders of a majority of the outstanding shares of the Company's common stock and by regulatory authorities. All unexercised stock options of BSM Bancorp will become exercisable in full in the event that this proposed transaction is consummated. In addition, as part of the Agreement with Mid-State, the Company's mid-year cash dividend, if any, is limited to a maximum of $.10 per share.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                      DIRECTORS

The following table sets forth as to each of the persons who are currently directors of the Bancorp, such person's age as of February 17, 1998, principal occupation during the past five (5) years, and the period during which such person has served as a director of the Bancorp and also the Bank, its wholly-owned subsidiary.


                                                                                   YEAR FIRST    YEAR FIRST
                                                                                  APPOINTED AS   ELECTED AS
                                                       BUSINESS EXPERIENCE          BANCORP         BANK
NAME AND OFFICE HELD               AGE              DURING THE PAST FIVE YEARS      DIRECTOR      DIRECTOR
-----------------------------------------------------------------------------------------------------------
Armand R. Acosta                   72                   Retailer, Retired            1996           1977

Richard E. Adam                    67                        Farmer                  1996           1977

Fred L. Crandall, Jr., DDS         69                       Dentist                  1996           1978

A J. Diani                         76                     Construction               1996           1977
     Chairman of the Board
     Bank of Santa Maria
     BSM Bancorp

William A. Hares                   63                  Commercial Banking            1996           1981
     President and CEO
     Bank of Santa Maria
     BSM Bancorp

Roger A. Ikola, MD                 66                     Pediatrician               1996           1977

Toshiharu Nishino                  71                  Wholesale Produce             1996           1977

Joseph Sesto, Jr.                  85                 Investments, Retired           1996           1977

William L. Snelling                66             Business Manager, Consultant       1996           1977
     Secretary
     Bank of Santa Maria
     BSM Bancorp

Mitsuo Taniguchi                   71              Wholesale Produce, Retired        1996           1977

Joseph F. Ziemba, MD               80                  Physician , Retired           1996           1978

Upon consummation of the acquisition of Bank of Santa Maria, (see Item I-Business-Acquisition by Mid-State Bank), all but three of the above directors have agreed to resign as directors of the Company and its subsidiary. The three directors who will remain as a part of Mid-State Bancshares are Messieurs Diani, Hares and Snelling. The seven directors of Mid-State Bank will then be appointed to fill the vacancies at both the Bank and Company level and the number of directors of the Company will be reduced to ten. The names of the directors to be appointed to both the Company and the Bank's Board following the consummation of the merger are as follows:

                                  Gracia B. Bello
                                 Clifford H. Clark
                                   Daryl L. Flood
                                  Raymond E Jones
                                  Albert L Maguire
                                 Gregory R. Morris
                                  Carrol R Pruett

                                 EXECUTIVE OFFICERS

The following table sets forth as to each of the persons who are currently executive officers of the Bancorp, such person's age as of February 17, 1998, principal occupation during the past five (5) years, and the period during which such person has served as a director of the Bancorp and also the Bank, its wholly-owned subsidiary.


                                       BUSINESS EXPERIENCE                YEAR FIRST APPOINTED
NAME                  AGE             DURING PAST FIVE YEARS              AS EXECUTIVE OFFICER
----------------------------------------------------------------------------------------------
William A. Hares      63      President and Chief Executive Officer                1996
                               of the Bancorp since November, 1996.
                              President and Chief Executive Officer
                                   of the Bank since 1981

Carol Bradfield(1)    43         Executive Vice President of the                   1996
                                  Bancorp since November, 1996
                             Executive Vice President/Administration
                                     of the Bank since 1996

F. Dean Fletcher      50          Executive Vice President and                     1996
                                 Chief Financial Officer of the
                                  Bancorp since November, 1996
                                  Executive Vice President and
                                 Chief Financial Officer of the
                                        Bank since 1991

Susan Forgnone (2)    36         Executive Vice President of the                   1996
                                  Bancorp since November, 1996.
                                  Executive Vice President and
                                   Loan Administrator of the
                                        Bank since 1994

James D. Glines       55         Executive Vice President of the                   1996
                                  Bancorp since November, 1996.
                                    Executive Vice President-
                                   Branch Administrator of the
                                         Bank since 1997
                               Executive Vice President since 1992
                            Manager-Santa Maria Way Branch since 1983

(1) Ms. Bradfield joined the Bank in April, 1988. She was formally Senior Vice President - Human Resources prior to her appointment as an executive officer of the Bank.

(2) Ms. Forgnone joined the Bank in October, 1988. She has worked in various aspects of lending with the Bank prior to her appointment as an executive officer.

None of the directors, nominees or executive officers of the Bancorp were selected pursuant to any arrangement or understanding, other than with the directors and executive officers of the Bancorp, acting within their capacities as such. There are no family relationships between the directors and executive officers of the Bancorp, except between Director Nishino and Director Taniguchi who are brothers-in-law, and none of the directors or executive officers of the Bancorp serve as directors of any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934 or any investment company registered under the Investment Company Act of 1940, as amended, although all of the directors and executive officers hold similar positions with the Bank, which, until acquired by the Bancorp, was subject to the above periodic reporting requirements.

None of the directors or executive officers of the Bancorp have, during the last five years, been involved in any legal proceedings that are material to an evaluation of the ability or integrity of any director or executive officer of the Company.

ITEM 11: DIRECTORS AND EXECUTIVE OFFICER COMPENSATION

During 1997, the Bancorp did not pay any cash compensation to its executive officers nor were the directors compensated for their attendance at Bancorp meetings.

The following Summary Compensation Table shows compensation earned from the Bank for services rendered during fiscal years 1997, 1996, and 1995 to each of the Bank's executive officers whose salaries and bonuses exceeded $100,000 in 1997.


                                               SUMMARY COMPENSATION TABLE
                                                                                 Long-term
                                                         Annual                Compensation
                                                     Compensation(1)              Awards
                                                  -------------------------------------------------------
                                                                                Securities      All Other
                                                      Salary         Bonus      Underlying   Compensation
Name and Principal Position              Year          ($)(2)        ($)(4)   Options(#)(5)         ($)(3)
---------------------------------------------------------------------------------------------------------
William A. Hares                         1997     $  185,000     $  190,000                       $18,285
     President and Chief                 1996        170,000        165,000                        17,750
     Executive Officer                   1995        160,000        150,000         10,000         16,843

Carol Bradfield                          1997         90,000         70,000                        17,715
     Executive Vice President            1996         68,104         35,000          5,000         11,051
     Administration                      1995            N/A            N/A            N/A            N/A

F. Dean Fletcher                         1997        100,000         80,000                        17,135
     Executive Vice President            1996         96,000         60,000              -         13,776
     and Chief Financial Officer         1995         93,000         45,000              -         15,223

Susan Forgnone                           1997         95,000         70,000                        15,041
     Executive Vice President            1996         85,000         50,000              -         12,767
     and Loan Administrator              1995         80,000         45,000              -          9,241

James D. Glines                          1997         95,000         70,000                        17,311
     Executive Vice President            1996         89,000         50,000              -         14,614
     Branch Administrator                1995         85,000         45,000              -         12,025

(1) The column for other annual compensation has been omitted since the only items reportable thereunder for the named persons are perquisites, which did not exceed the lessor of $50,000 or 10% of salary and bonus for any of the named persons.

(2) Includes all contributions to the Bank's 401(k) Plan, and the Bank's Flexible Spending Account for medical and child care expenditures made through salary reductions and deferrals.

(3) All employees of the Bank who have at least one year of service having worked at least 1,000 hours during that year and are at least 18 years of age are eligible to participate in the Bank's Profit Sharing and the 401(k) Salary Deferral Plan. The Salary Deferral Plan is a self funded voluntary plan that offers certain tax savings with tax deferred investment earnings. The amount contributed by the participants is fully vested from the date of deposit. The directors of the Bank at their discretion may elect to match an amount equal to $.50 for every $1.00 the 401(k) participant invests, not to exceed 2% of their gross compensation. This contribution is made as of June 30th and December 31st of each year. All matching contributions follows a seven year vesting schedule. Contribution to the Bank's Profit Sharing Plan are also at the discretion of the Bank's directors. Any amount that is contributed is allocated to accounts established for each participating employee, and is based on a percentage of their gross income. These are subject to a seven year vesting schedule with 100% vesting occurring after seven years of service. Funding for the plan always occurs in January of each year. Participants contributions toward the 401(k) are included in amounts shown as "Salary," above. The Bank's matching contributions are as well as the Profit Sharing contribution are aggregated and included under "All Other Compensation," above.

(4) Cash bonuses are reported in the year earned and may be paid in that year or in January of the following year at the discretion of the officer.
Bonuses are recommended by the Compensation Committee of the Board and are approved by the full board at the December meeting. Bonuses are discretionary, but are generally based upon the operating results of the Bank.

(5) Options shown were issued under the Bank's Incentive Stock Option Plans. These plans are administered by the Compensation Committee. Options granted have an exercise price equal to the fair market value on the date of grant, vest over a term of 5 years, and expire 5 years from the date of grant unless otherwise noted.

STOCK OPTION GRANTS IN 1997

There were no grants of stock option to any of the named persons during 1997.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table sets forth the number of shares acquired by any of the named persons upon exercise of stock options in 1997, the value realized through the exercise of such options, and the number of unexercised options held by the such person, including both those which are presently exercisable, and those which are not presently exercisable.

                   Shares                           Number of
                  Acquired                       Share Underlying            Value of Unexercised
                    Upon                           Unexercised                      In-the
                   Option          Value              Options                    Money Options
Name             Exercise (#)   Realized($)        at 12-31-97 (#)            at 12-31-97 ($)(1)
----             ------------   ----------- --------------------------    --------------------------
                                                           Not                           Not
                                            Exercisable    Exercisable    Exercisable    Exercisable
                                            -----------    -----------    -----------    -----------
William A. Hares    1,000        $19,625         19,500          9,500       $355,563       $139,437
Carol Bradfield     2,500         38,125          1,000          4,000         12,750         51,000
F. Dean Fletcher
Susan Forgnone                                    5,000          2,500        74,750          37,125
James D. Glines     5,000         41,500


(1) Potential unrealized value is determined by multiplying the number of shares by the net of the fair market value at fiscal year end ($26.50) less the option exercise price.

COMPENSATION FOR NON-EMPLOYEE DIRECTORS

There were no fees paid to directors of the Bancorp.

During 1997, each non-officer director received $900 for each Board of Directors meeting attended. The Chairman of the Board and the Secretary received an additional $900 and $300 respectively each month. Members of the Executive Committee received $900 per month no matter how many meetings held per month. Members of all other committees received $300 for each committee meeting attended.

CONTRACTS WITH EXECUTIVE OFFICERS

In March, 1997, the Board of Directors of both the Bancorp and the Bank approved severance pay agreements for their executive officers which would be triggered by a change in control of either the Bancorp or the Bank, for valid reasons as defined in the agreements. The principal purposes of these agreements are to help assure that key executives give impartial consideration in evaluating and negotiating a potential business combination which is in the best interest of BSM Bancorp's shareholders, but which may result in the loss of, or reduction in, the executive's job.

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

Severance benefits payable to executive officers covered by Agreements are determined by multiplying base monthly salary by a component of 24 months for the President and by 18 months for the other four executive officers. The sum is payable in monthly installments, or at the discretion of the executive officer, in one lump sum. In addition, the executive officers are entitled certain fringe benefits including health and other medical benefits for either the 18 or 24 month period.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Bank's Compensation Committee is comprised of A. J. Diani, Carol Bradfield, William A. Hares, Roger A. Ikola, Joseph Sesto, Jr. and William L. Snelling. Both Mr. Hares and Ms. Bradfield served as Executive Officers of the Bank during 1997. All of the above directors have had loans from the Bank during 1997.

Neither Ms. Bradfield nor Mr. Hares participated in the discussion of their respective compensation or performance when such matters were addressed by the committee.

COMPENSATION COMMITTEE REPORT

The compensation committee meets annually to review the salaries and bonuses of all officers of the Bank. Upon their recommendation, the Bank's full board then approves salary modifications and bonuses, if any, for all Bank officers. While all officers are reviewed, particular emphasis is placed upon the salaries paid to executive officers.

The goal of the compensation program is to align compensation with business objective and performance, and to enable the Bank to attract and reward executive officers whose contributions are critical to the long-term success of the Bank. The Bank is committed to maintaining a pay program that helps attract and retain the best people in the industry. To ensure that pay is competitive, the Bank regularly compares its pay practices with those of other leading independent banks and sets its pay parameters based upon this review.

Executive officers are rewarded based upon corporate performance, and individual contribution. Bank performance is evaluated by reviewing the extent to which strategic and business plan goals have been met. Individual contribution is evaluated by reviewing the progress of the Bank against set objectives in the individuals area of responsibility.

CEO COMPENSATION

William A. Hares has been President and Chief Executive Officer ("CEO") of the Bank since January 1982, and President and CEO of the Company since it was formed in November of 1996. In setting Mr. Hares' compensation, the Compensation Committee made an overall assessment of Mr. Hares' leadership in achieving the Company's long-term strategic and business goals. During 1997, particular emphasis was placed on enhancing shareholders' value. The Committee paid specific attention to variation in budget projections and well as executive compensation surveys from the California Banking Association, Department of Financial Institutions and banks headquartered in the Company's local market
area.   Mr. Hares' salary reflects a consideration of both competitive forces and the Company's performance.

COMPENSATION COMMITTEE

A. J. Diani, Chairmen
Carol Bradfield
William A. Hares
Roger A. Ikola
Joseph Sesto, Jr.
William L. Snelling

                                  PERFORMANCE GRAPH

The chart shown below compares Mid-State Bank's cumulative five-year total shareholder return with both the S & P 500 Index and an index developed by SNL Securities that represents Southern California banks.

                   COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                AMONG BSM BANCORP, S & P 500 INDEX AND INDUSTRY INDEX

                                     BSM BANCORP

                                        CHART


                                                                             Period Ending
Index                                   12/13/92       12/13/93       12/13/94       12/13/95       12/13/96       12/13/97
---------------------------------------------------------------------------------------------------------------------------
BSM Bancorp/Bank of Santa Maria           100.00         110.00         115.99         138.57         167.88         287.05
S & P                                     100.00         110.08         111.53         153.44         188.52         251.44
Southern California Proxy                 100.00         122.27         139.49         176.91         267.07         510.65

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management of the Bancorp does not know of any person who owns beneficially or of record more than 5% of the Bancorp's outstanding common stock. The following table sets forth certain information as of March 18, 1998, concerning the beneficial ownership of the Bancorp's outstanding common stock by each of the directors of the Bancorp and by all directors and executive officers of the Bancorp as a group. As noted in "Item 1 - Business", the proposed merger with Mid-State Bank would result in a change of control for the Company.

As used throughout this Form 10-K, the term "executive officer" means the President and Chief Executive Officer of the Bancorp, and the four Executive Vice Presidents of the Bancorp.

Neither the Chairman of the Board or the Secretary of the Bancorp are treated as executive officers.

     TITLE OF       NAME OF BENEFICIAL                      AMOUNT OF           PERCENT OF
     CLASS          OWNER AND TITLE                  BENEFICIAL OWNERSHIP (1)  OF CLASS (2)
     Common         Armand R. Acosta, Director               24,220(3)             .8%

     Common         Richard E. Adam, Director               100,734(3)            3.3%

     Common         Fred L. Crandall, Jr., Director          82,176(3)            2.7%

     Common         A. J. Diani, Chairman                    86,588(3)            2.9%

     Common         William A. Hares, President/CEO          50,310(4)            1.7%

     Common         Roger A. Ikola, Director                 74,408(3)            2.5%

     Common         Toshiharu Nishino, Director              92,674(3)            3.1%

     Common         Joseph Sesto, Jr.                        14,000(3)             .5%


     Common         William L. Snelling, Secretary           81,140(3)            2.7%

     Common         Mitsuo Taniguchi, Director               74,524(3)            2.5%

     Common         Joseph F. Ziemba, Director               46,956(3)            1.6%

     Common         All Directors and Executive
                    Officers (15 in number)                 785,133(5)           25.6%


(1) Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (a) voting power, which includes the power to vote, or to direct the voting of such security; and/or (b) investment power which includes the power to dispose, or to direct the disposition of such security. Beneficial owner also includes any person who has the right to acquire beneficial ownership of such security as defined above within 60 days of the date specified.

(2) Shares subject to options held by directors and executive officers that were exercisable within 60 days after March 18, 1998 ("vested"), are treated as issued and outstanding for the purpose of computing the percentage of class owned by such person (or group) but not for the purpose of computing the percentage of class owned by any other individual person.

(3)  Includes 4,000 vested shares from the 1997 Bancorp stock option plan.

(4) Includes 8,000 vested shares from the 1997 Bancorp stock option plan and 7,237 shares over which Mr. Hares has sole investment powers.

(5) Includes 6,000 vested shares and 23,750 shares owned directly and 34,890 shares whose voting powers can be exercised by the executive officers not listed individually.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of the Company's Directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of, or have had banking transactions with, the Bank in the ordinary course of the Bank's business, and the Bank expects to have banking transactions with such persons in the future. In management's opinion, all loans and commitments to lend included in such transactions were made in the ordinary course of business, in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)  Financial Statements

     See Item # 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, which is part of this Form 10-K.

(B)  Reports on Form 8-K

     During the fourth quarter of 1997, the Company did not file any Current Reports on Form 8-K

     During the first quarter of 1998, the Company filed two Current Reports on Form 8-K, one as of January 16, 1998 and the second as of February 3, 1998.

(C)  Exhibits




  EXHIBIT NO.
  -----------
     2.1       Plan of Reorganization and Merger Agreement dated November 20,
               1996 - Annex 1 of Written Consent Statement/Prospectus*
     2.2       Plan of Reorganization and Merger Agreement dated January 29,
               1997***
     3.1       Articles of Incorporation of Registrant*
     3.2       Amendment to Articles of Incorporation of Registrant*
     3.3       Amendment to Articles of Incorporation of Registrant*
     3.4       Bylaws of the Registrant*
     10.1      Form of Indemnification Agreement*
     10.2      BSM Bancorp 1996 Stock Option agreement as approved by California
               Department of Corporations**
     10.3      Form of Written Consent*
     10.4      Nipomo Branch Land Lease*
     10.5      Lompoc Branch Lease*
     10.6      Form of "Change in Control" Employment Contract**
     10.7      Plan of Reorganization and Merger Agreement dated January 29,
               1998***
     21        Subsidiary of Registrant
               Registrant has one subsidiary, Bank of Santa Maria, a California
               State Chartered Bank
     23        Consent of Independent Accountants
     27        Financial Data Schedule (for SEC use only)


* Incorporated by reference to the Registration Statement of the Company filed on Form S-4 (Commission File No 333-16951). The effective date was January 29, 1997

** This exhibit is contained in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997. filed with the Commission on May 15, 1997 (Commission File No. 333-16951), and incorporated by reference.

*** This exhibit is contained in the Company's Current Report on Form 8-K as of February 3, 1998 and incorporated by reference.

(D)  Financial Statements-Other

     All schedules are omitted because they are not required, not applicable or
     because the information is included in the   financial statements or notes
     thereto or is not material.

SIGNATURE
---------

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 1998                   BSM BANCORP
                                        (Registrant)

                                        By:/s/ F. Dean Fletcher
                                           --------------------
                                        F. Dean Fletcher
                                        Executive Vice President
                                        Chief Financial Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William A. Hares                 3/18/98      /s/ Susan D. Forgnone         3/18/98
---------------------------------    -------      --------------------------    -------
  William A. Hares                    Date          Susan D. Forgnone            Date
  President/CEO/Director                            Executive Vice President,
                                                    Loan Administrator

/s/ F. Dean Fletcher                 3/18/98      /s/ James D. Glines           3/18/98
---------------------------------    -------      --------------------------    -------
  F. Dean Fletcher                    Date          James D. Glines              Date
  Executive Vice                                    Executive Vice President
  President/CFO                                     Branch Administrator

/s/ Carol Bradfield                  3/18/98      /s/ Mata L. Landry            3/18/98
---------------------------------    -------      --------------------------    -------
  Carol Bradfield                     Date          Mata L. Landry               Date
  Executive Vice President,                         Assistant Vice President,
  Administration                                    Controller

/s/ Armand Acosta                    3/18/98      /s/ Richard E. Adam           3/18/98
---------------------------------    -------      --------------------------    -------
  Armand Acosta                       Date          Richard E. Adam              Date
  Director                                          Director

/s/ Fred L. Crandall, Jr., D.D.S.    3/18/98      /s/ A. J. Diani               3/18/98
---------------------------------    -------      --------------------------    -------
  Fred L. Crandall, Jr., D.D.S.       Date          A. J. Diani                  Date
  Director                                          Chairman, Board of Directors

/s/ Roger A. Ikola, M.D.             3/18/98      /s/ Toshiharu Nishino         3/18/98
---------------------------------    -------      --------------------------    -------
  Roger A. Ikola, M.D.                Date          Toshiharu Nishino            Date
  Director                                          Director

/s/ Joseph Sesto, Jr.                3/18/98      /s/ William L. Snelling       3/18/98
---------------------------------    -------      --------------------------    -------
  Joseph Sesto, Jr.                   Date          William L. Snelling          Date
  Director     Director

/s/ Mitsuo Taniguchi                 3/18/98      /s/ Joseph F. Ziemba, M.D.    3/18/98
---------------------------------    -------      --------------------------    -------
  Mitsuo Taniguchi                    Date          Joseph F. Ziemba, M.D.       Date
  Director                                          Director