Form 10-K405/A
period 1997-12-31
BSM BANCORP
filed 1998-05-08
CIK 1027324

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529
                                    FORM 10-KA



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


                        COMMISSION FILE NUMBER 333-16951
                                   BSM BANCORP
             (Exact name of registrant as specified in its charter)


              California                               77-0442667
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

         2739 Santa Maria Way
            Santa Maria, CA                               93455
(Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code : (805) 937-8551

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock-No par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [ ]


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

                                                                       PAGE # IN
                                                                         10-KA
                                                                       ---------
PART I
------
  Item 1     Business                                                        1

  Item 2     Properties                                                     15

  Item 3     Legal Proceedings                                              16

  Item 4     Submission of Matters to a Vote of Security Holders            16


PART II
-------
  Item 5     Market for Registrant's Common Equity and Related
             Stockholder Matters                                            16

  Item 6     Selected Financial Data                                        17

  Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            18

  Item 8     Financial Statements and Supplementary Data                    30

  Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            52


PART III
--------
  Item 10    Directors and Executive Officers of Registrant                 53

  Item 11    Director and Executive Officer Compensation                    55

  Item 12    Security Ownership of Certain Beneficial Owners and
             Management                                                     60

  Item 13    Certain Relationships and Related Transactions                 61


PART IV
-------
  Item 14    Exhibits, Financial Statement Schedules and Reports on 8-K     61


PART 1

ITEM 1.  BUSINESS

GENERAL

BSM BANCORP

BSM Bancorp (referred to herein on an unconsolidated basis as "BSM" and on a consolidated basis as the "Company") is a bank holding company incorporated in California on November 12,1996, and registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on March 12, 1997 when, pursuant to a reorganization, it acquired all of the voting stock of Bank of Santa Maria (the "Bank"). The Bank is the Company's principal asset.


The Company's principal business is to serve as a holding company for the Bank and for other banking or bank related subsidiaries which the Company may establish or acquire. The Company has not engaged in any other activity to date. As a legal entity separate and distinct from its subsidiaries, BSM's principal source of funds is, and will continue to be, dividends paid by and other funds advanced by primarily the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to BSM. See "Note L-Regulatory Matters" in the Annual Report to Shareholders. At December 31, 1997, the Company had $344.0 million in total consolidated assets, $189.2 million in total consolidated net loans and $306.3 million in total consolidated deposits.


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

DEPOSIT AND LIABILITY MANAGEMENT


Deposits represent the Bank's primary source of funds. As of December 31, 1997, the Bank had approximately 18,500 demand, money market checking/savings deposits and NOW accounts representing approximately $157.1 million with an average balance of approximately $8,500 per account. Of those deposits, approximately $82.4 million, or 52%, were interest bearing accounts. The Bank had approximately 11,600 savings accounts representing approximately $32.5 million in total deposits, with an average balance of approximately $2,800 per account. The Bank had approximately 4,800 time certificates of deposit, representing approximately $116.4 million in total deposits with an average balance of approximately $24,300 per account. Of the total deposits as of December 31, 1997, approximately $38.0 million were in the form of certificates of deposit in denominations of $100,000 or more and all other time deposits were approximately $79.0 million. During the twelve months ending December 31, 1997, demand deposits increased approximately $7.4 million, money market and NOW accounts increased approximately $3.4 million, savings accounts remained essentially flat and time certificates of deposit increased approximately $9.4 million.


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


BSM is prohibited by the BHCA, except in certain statutory prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary. However, BSM, subject to the prior approval of the Federal Reserve Board, may engage in, or acquire shares of companies engaged in, any activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal
Reserve Board is required to consider whether the performance of such activities by BSM or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced DE NOVO and activities commenced by acquisition, in whole or in part, of a going concern. In 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act"), eliminated the requirement that the bank holding companies seek Federal Reserve Board approval before engaging DE NOVO in permissible nonbanking activities listed in Regulation Y, which governs bank holding companies, if the holding company and its lead depository institution are well-managed and well-capitalized and certain other criteria specified in the statute are met. For purposes of determining the capital levels at which a bank holding company shall be considered "well-capitalized" under this section of the Budget Act and Regulation Y, the Federal Reserve Board adopted as an interim rule, risk-based capital ratios (on a consolidated basis) that are, with the exception of the leverage ratio (which is lower), the same as the levels set for determining that a state member bank is well-capitalized under the provisions established under the prompt corrective action provisions of federal law. See "Item 1 Prompt Corrective Regulatory Action."


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

BANK OF SANTA MARIA


Banks are extensively regulated under both federal and state law. The Bank, as a California state chartered bank, is subject to primary supervision, periodic examination and regulation by the Commissioner of Financial Insitutions and the FDIC.


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


There are statutory and regulatory limitations on the amount of dividends which may be paid to the stockholders by the Bank. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to stockholders made during such period). In the event a bank has no retained earnings or net income for its last three fiscal years, cash dividends may be paid in an amount not exceeding the net income for such bank's last preceding fiscal year only after obtaining the prior approval of the Commissioner.


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

POTENTIAL AND EXISTING ENFORCEMENT ACTIONS

Commercial banking organizations, such as the Bank, may be subject to potential enforcement actions by the FDIC and the Commissioner for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act.

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


In 1996, the President signed into law provisions to strengthen the Savings Association Insurance Fund (the "SAIF") and to repay outstanding bonds that were issued to re-capitalize the SAIF's successor as result of payments made due to insolvency of savings and loan associations and other federally insured savings institutions in the late 1980's and early 1990's. The new law will require savings and loan associations to bear the cost of re-capitalizing the SAIF and, after January 1, 1997, banks will contribute towards paying off the financing bonds, including interest. In the year 2000, the banking industry will assume the bulk of the payments. The new law also aims to merge the Bank Insurance Fund and SAIF by 1999, but not until the bank and savings and loan charters are combined. The Treasury Department had until March 31, 1997, to deliver to Congress on combining the charters. Additionally, the new law provides "regulatory relief" for the banking industry by effecting approximately 30 laws and regulations. Currently, the costs and benefits of the new law to the Bank can not be accurately predicted.

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


On July 3, 1997, the President signed into law the Reigle-Neal Amendment Act of 1997 providing that branches of state banks that operate in other states are to be governed by the laws of their home (or chartering) states, not the laws of the host states. State banks and state bank regulators pushed for the legislation, believing that without it, state banks would switch to national charters to avoid having to deal with a different a set of laws in each state where they have established branches.


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


The Interstate Act is likely to increase competition in the Bank's market areas especially from larger financial institutions and their holding companies. It is difficult to access the impact such likely increased competition will have on the Bank' operations.



In 1986, California adopted an interstate banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a "reciprocal" basis (i.e., provided the other state's law permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two stages. The first stage allowed acquisitions on a "reciprocal" basis within a region consisting of 11 western states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national "reciprocal" basis. California has also adopted similar legislation applicable to savings associations and their holding companies.


On September 28, 1995, Governor Wilson signed Assembly Bill No. 1482, the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "1995 Act"). The 1995 Act, which was filed with the Secretary of State as Chapter 480 of the Statutes of 1995, became operative on October 2, 1995.


The 1995 Acts opts in early for interstate branching, allowing out-of-state banks to enter California by merging or purchasing a California bank or industrial loan company which is at least five years old. Also, the 1995 Act repeals the California Interstate (National) Banking Act of 1986, which regulated the acquisition of California banks by out-of-state bank holding companies. In addition, the 1995 Act permits California state banks, with the approval of the Commissioner of Financial Insitutions, to establish agency relationships with FDIC-insured banks and savings associations. Finally, the 1995 Act provides for regulatory relief, including (i) authorization for the Superintendent to exempt banks from the requirement of obtaining approval before establishing or relocating a branch office or place of business, (ii) repeal of the requirement of directors' oaths (Financial Code Section 682), and (iii) repeal of the aggregate limit on real estate loans (Financial Code
Section 1230).


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


          (In  Thousands)                              1997            1996          1995
                                                       ----            ----          ----
          Balance at beginning of year             $  1,678         $ 1,516       $ 1,398
          Additions                                     630           1,515           838
          Provisions charged to income                  (55)            (75)         (189)
          Sales of other real estate owned           (1,284)         (1,278)         (531)
                                                   ---------        --------      -------
               TOTAL                               $    969         $ 1,678       $ 1,516
                                                   ---------        --------      -------
                                                   ---------        --------      -------

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

The following quarterly summary of market activity is furnished by Maguire Investments, Inc. of Santa Maria and by the OTC Bulletin Board. These quotes do not necessarily include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. Additionally, there may have been transactions at prices other than those shown below:

                                                             Bid                  Ask
                                                            ------               ------
                 1st Quarter 1996                           $14.00               $14.50
                 2nd Quarter 1996                           $13.75               $14.25
                 3rd Quarter 1996                           $15.00               $15.75
                 4th Quarter 1996                           $15.00               $16.00
                 1st Quarter 1997                           $15.25               $16.75
                 2nd Quarter 1997                           $16.13               $17.63
                 3rd Quarter 1997                           $16.75               $18.63
                 4th Quarter 1997                           $18.00               $27.50

ITEM 6: SELECTED FINANCIAL DATA


BSM BANCORP SUMMARY HISTORICAL FINANCIAL DATA

The following summarizes historical financial data for the five years ended December 31, 1997. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included or incorporated by reference in this Form 10-K.

                                                              ------------------------------------------------------
(Amounts in thousands, except per share data.)                          AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------
                                                              1997         1996        1995         1994        1993
                                                              ----         ----        ----         ----        ----
SUMMARY OF OPERATIONS:
   Interest Income                                         $ 24,977     $ 23,372    $  22,367    $ 19,378    $ 18,431
   Interest Expense                                           8,425        7,991        7,045       5,560       5,625
                                                           --------     --------    ---------    --------    --------
   Net Interest Income                                       16,552       15,381       15,322      13,818      12,806
   Provisions for Loan Losses                                    30          227          876         340         712
                                                           --------     --------    ---------    --------    --------
   Net Interest Income After Provision for Loan Losses       16,522       15,154       14,446      13,478      12,094
   Noninterest Income                                         3,504        3,098        2,728       2,448       2,550
   Noninterest Expense                                       13,205       12,471       12,090      11,723      11,158
                                                           --------     --------    ---------    --------    --------
   Income Before Income Taxes                                 6,821        5,781        5,084       4,203       3,486
   Income Taxes                                               2,616        2,313        1,885       1,475       1,146
                                                           --------     --------    ---------    --------    --------
   Net Income                                              $  4,205     $  3,468    $   3,199    $  2,728    $  2,340
                                                           --------     --------    ---------    --------    --------
                                                           --------     --------    ---------    --------    --------
   Dividends on Common Stock                               $  1,402     $    964    $     257    $    219    $    131

PER SHARE DATA:
   Net Income-Basic                                        $   1.41     $   1.17    $    1.10    $   0.96    $   0.86
   Net Income-Diluted                                      $   1.38     $   1.16    $    1.09    $   0.95    $   0.83
   Dividends on Common Stock                               $   0.35     $   0.35    $    0.11    $   0.10    $   0.06
   Book Value                                              $  12.06     $  10.97    $   10.16    $   9.17    $   8.35
   Tangible Book Value                                     $  11.45     $  10.33    $   10.16    $   9.17    $   8.35

STATEMENTS OF FINANCIAL CONDITION SUMMARY:
   Total Assets                                            $344,046     $321,397    $ 284,616    $266,987    $253,311
   Total Deposits                                           306,292      286,278      252,544     238,954     229,137
   Loans Held for Sale                                        1,200        1,400        1,310         958       3,644
   Total Loans                                              191,346      179,391      166,086     164,406     164,004
   Allowance for Loan Losses                                  2,115        2,702        2,729       2,413       2,524
   Total Shareholders' Equity                                36,062       32,632       29,978      26,387      22,683

SELECTED RATIOS:
   Return on Average Assets                                    1.31%        1.15%        1.17%       1.05%       0.95%
   Return on Average Equity                                   12.15%       11.06%       11.26%      10.99%      10.80%
   Average Loans as a Percent of Average Deposits             62.44%       63.96%       63.04%      64.67%      66.94%
   Allowance for Loan Losses to Total Loans                    1.11%        1.51%        1.64%       1.47%       1.54%
   Average Capital to Average Assets                          10.76%       10.41%       10.42%       9.56%       8.79%
   Tier 1 Capital to Risk-Weighted Assets                     14.74%       14.10%       13.69%      12.29%      10.89%
   Total Capital to Risk-Weighted Assets                      15.66%       15.30%       14.96%      14.71%      12.13%

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

                             RESULTS OF OPERATIONS

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
                                                                              ----------
                                                                              ----------

Other key financial ratios are listed below:

TABLE 1  - KEY FINANCIAL RATIOS

                                                           YEAR ENDED DECEMBER 31,
                                 --------------------------------------------------------
                                     1997        1996        1995       1994        1993
-----------------------------------------------------------------------------------------
Return on average assets             1.31%       1.15%       1.17%       1.05%      0.95%
Return on average equity            12.15%      11.06%      11.26%      10.99%     10.80%
Return on beginning equity          12.89%      11.57%      12.12%      12.03%     11.47%
Dividend payout ratio               24.82%      29.91%      10.00%      10.36%      6.97%
Average equity to average assets    10.76%      10.41%      10.42%       9.56%      8.79%


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

TABLE 2 - AVERAGE BALANCES AND INTEREST RATES


                                                                         Year ended December 31,
                               -----------------------------------------------------------------------------------------------------
                                               1997                                1996                         1995
                               -----------------------------------------------------------------------------------------------------
                                  Average     Amount                   Average     Amount              Average    Amount
INTEREST                          Balance       of        Average      Balance       of     Average    Balance      of     Average
EARNING ASSETS:                   (000'S)    Interest     Rate(2)      (000'S)    Interest   Rate(2)   (000'S)   Interest   Rate(2)
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT
SECURITIES
  Taxable                         $78,333      4,723       6.03%      $71,046      4,264      6.00%     $54,775    $3,180     5.81%
  Non-Taxable                      19,071        794       6.31%       14,528        568      5.92%      12,324       463     5.70%
                                 --------     ------      ------      -------     ------     ------    --------   -------   -------
    TOTAL SECURITIES               97,404      5,517       6.08%       85,574      4,832      5.99%      67,099     3,643     5.79%
                                 --------     ------      ------      -------     ------     ------    --------   -------   -------
Federal Funds Sold                 11,865        658       5.55%       14,367        753      5.24%      13,977       775     5.54%
Net Loans (1)                     175,660     18,802      10.70%      168,392     17,787     10.56%     162,397    17,949    11.05%
                                 --------     ------      ------      -------     ------     ------    --------   -------   -------
TOTAL EARNING ASSETS              284,929     24,977       8.91%      268,333     23,372      8.82%     243,473    22,367     9.28%
TOTAL NON-EARNING
           ASSETS                  36,602                              32,896                            28,986
                                 --------                            --------                          --------
     TOTAL ASSETS                $321,531                            $301,229                          $272,459
                                 --------                            --------                          --------
                                 --------                            --------                          --------
LIABILITIES
AND CAPITAL:
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing
  demand/savings                  110,026      2,413       2.19%      113,022      2,547      2.31%     113,217     2,954     2.61%
Time deposits
  under $100,000                   75,589      4,036       5.34%       67,516      3,647      5.40%      53,914     2,828     5.25%
Time deposits $100,000
  or more                          35,995      1,976       5.49%       32,906      1,797      5.46%      23,796     1,263     5.31%
                                 --------     ------      ------     --------     ------     ------    --------   -------    ------
     TOTAL INTEREST
   BEARING DEPOSITS               221,610      8,425       3.80%      213,444      7,991      3.79%     190,927     7,045     3.69%
                                 --------     ------      ------     --------     ------     ------    --------   -------    ------
Demand deposits                    63,636                              54,271                            51,215
Other liabilities                   1,691                               2,161                             1,915
Capital                            34,594                              31,353                            28,402
                                 --------                            --------                          --------
   TOTAL LIABILITIES
         AND CAPITAL             $321,531                            $301,229                          $272,459
                                 ---------                           --------                          --------
                                 ---------                           --------                          --------
Spread on average
  interest-bearing funds                                   5.11%                              5.03%                           5.59%
Interest income/earning assets                             8.91%                              8.82%                           9.28%
Interest expense/earning assets                            2.96%                              2.98%                           2.89%
Net interest margin                                        5.95%                              5.84%                           6.39%

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


During 1996, net interest income increased by only $59,000. However, the method of accounting for the acquisition of Citizens tends to overshadow some of the factors which net to a relatively nominal change in 1996. See the pro forma analysis below which excludes the effects of net interest income from the former Citizen's operations subsequent to the acquisition in May of that year.

TABLE 3 - RATE AND VOLUME ANALYSIS
                 (In thousands)


                                                             Year ended December 31,
                                               -----------------------------------------------------------
                                                    1997 over 1996                    1996 over 1995
                                                  Increase (Decrease)              Increase (Decrease)
                                                    due to change in                due to change in
                                               ------------------------         --------------------------
INTEREST EARNING ASSETS:                     Volume     Rate      Total       Volume      Rate      Total
----------------------------------------------------------------------------------------------------------
Investment securities
  Taxable                                    $  440    $  19    $  459       $  973      $  111    $1,084
  Non-taxable                                   189       37       226           86          19       105
                                             ------    -----    ------       ------     -------    -------
                  TOTAL SECURITIES              629       56       685        1,059         130     1,189
Federal funds sold                             (139)      44       (95)          21         (43)      (22)
Net loans                                       778      237     1,015          649        (811)     (162)
                                             ------    -----    ------       ------     -------    -------
             TOTAL EARNING ASSETS            $1,268    $ 337    $1,605       $1,729      $ (724)   $1,005
                                             ------    -----    ------       ------     -------    -------
                                             ------    -----    ------       ------     -------    -------
INTEREST BEARING LIABILITIES:
----------------------------------------------------------------------------------------------------------
Interest-bearing demand/savings              $ (18)    $(116)   $ (134)      $   (5)     $ (402)   $ (407)
Time deposits under $100,000                   431       (42)      389          733          86       819
Time deposits $100,000 or above                170         9       179          497          37       534
                                             ------    -----    ------       ------     -------    -------
                  TOTAL INTEREST
                BEARING DEPOSITS             $ 583     $(149)   $  434       $1,225      $ (279)   $  946
                                             ------    -----    ------       ------     -------    -------
                                             ------    -----    ------       ------     -------    -------
Increase (decrease) in interest
  differential                               $ 685     $ 486    $1,171       $  504      $ (445)   $   59


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


PRO FORMA 1996 RATE AND VOLUME ANALYSIS

                                                                        Pro forma   Per Table
                                                    Volume      Rate       Total       Three
--------------------------------------------------------------------------------------------
Total Earning Assets                                $ 257      $(724)      $(467)     $1,005
Total Interest-Bearing Liabilities                    363       (279)         84         946
                                                    -----      -----       -----      ------
Increase (decrease) in interest differential        $(106)     $(445)      $(551)     $   59
                                                    -----      -----       -----      ------
                                                    -----      -----       -----      ------


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

SUMMARY OF CREDIT LOSS EXPERIENCE


The Company maintains an allowance for loan losses, which is reduced by net loan charge-offs and increased by provisions for loan losses charged against operating income. It is the Company's practice to maintain the allowance for loan and lease losses at a level considered by Management to be adequate. Each quarter, Management calculates an acceptable allowance for loan and lease losses using an internal rating system based upon the risk associated with various categories of loans. A portion of the calculation is based upon the historical loss experience of the preceding five years and in some risk categories the degree of collateralization. The risk assigned to each loan is first determined when the loan is originated. It is then reviewed quarterly and revised as appropriate. In addition, the Bank maintains a monitoring system for all credits that have been identified either internally or externally as warranting additional Management attention. These credits are formally reported to Management by the lending officers on a quarterly basis and are subsequently reviewed by the Loan Committee of the Board of Directors. Reserves against these loans are based on the credit risk assigned to the loans as described above utilizing a schedule of percentages developed by Management in accordance with historical loss experience, ranging from .18% to 50% of the present loan balances. These percentages may be modified, based upon current or prospective local economic conditions.
The comments of bank examiners, the Company's independent auditors and a third party loan review consultant hired by the Bank on a periodic basis are also considered in revising risk category assignments. In determining the actual allowance for loan and lease losses to be maintained, Management augments this calculation with an analysis of the present and prospective financial condition of certain borrowers, industry concentrations within the portfolio, trends in delinquent and nonaccrual loans and general economic conditions.



The primary risk element considered by Management with respect to each installment and conventional real estate loan is lack of timely payment and the value of the collateral. The primary risk elements with respect to real estate construction loans are fluctuations in real estate values in the Company's market areas, inaccurate estimates of construction costs, fluctuations in interest rates, the availability of conventional financing, the demand for housing in the Company's market area and general economic conditions. The primary risk elements with respect to commercial loans are the financial condition of the borrower, general economic conditions in the Company's market area, the sufficiency of collateral, the timeliness of payment and with respect to adjustable rate loans, interest rate fluctuations. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence of collateral and its value. Management also has a reporting system that monitors all past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Company's position.

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

TABLE 4 - SUMMARY OF LOAN LOSS EXPERIENCE
                     (In thousands)

                                                    Year ended December 31,
                                     -------------------------------------------------------
                                         1997         1996       1995      1994      1993
--------------------------------------------------------------------------------------------
BALANCE OF RESERVE AT
  BEGINNING OF YEAR                     $2,703       $2,801     $2,412    $2,524     $2,650

CHARGE OFFS
  Consumer                                 427          269        222       226        480
  Commercial                               193          302        242       141        171
  Agricultural                               0            0          0         0         64
  Construction and development               0           32          0         0        151
  Other real estate                        103           49        129        17        134
                                        ------      -------    -------    ------     ------
             TOTAL CHARGE OFFS             724          652        593       584      1,000

RECOVERIES
  Consumer                                  27           23         41        33         64
  Commercial                                79           74         65        62         96
  Agricultural                               0            0          0        36          0
  Construction and development               0            0          0         1          0
  Other real estate                          0            1          0         0          1
                                        ------      -------    -------    ------     ------
             TOTAL RECOVERIES              106           99        106       132        161
                                        ------      -------    -------    ------     ------
              NET CHARGE OFFS              618          553        487       452        839
                                        ------      -------    -------    ------     ------
Acquired Allowance from Citizens             0          228          0         0          0
                                        ------      -------    -------    ------     ------
Provision charged to operations             30          227        876       340        713
                                        ------      -------    -------    ------     ------
          BALANCE AT YEAR END           $2,115       $2,703     $2,801    $2,412     $2,524
                                        ------      -------    -------    ------     ------
                                        ------      -------    -------    ------     ------
Ratio of net charge-offs to average
  net loans during the period            0.35%        0.33%      0.30%     0.27%      0.52%

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

                     BALANCE SHEET ANALYSIS

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

TABLE 5 - INVESTMENT PORTFOLIO
         (In thousands)

                                                              Year ended December 31, 1997
                ------------------------------------------------------------------------------------------------------------------
                                                                     After 1 But        After 5 But
                        Total Securities     Within One Year       Within 5 Years      Within 10 Years       After 10 Years
                      ------------------  ------------------   -------------------    ----------------    ------------------
                                WEIGHTED            WEIGHTED              WEIGHTED            WEIGHTED               WEIGHTED
                       BOOK     AVERAGE     BOOK     AVERAGE     BOOK      AVERAGE    BOOK     AVERAGE      BOOK      AVERAGE
                       VALUE    T/E YIELD   VALUE   T/E YIELD    VALUE    T/E YIELD   VALUE   T/E YIELD     VALUE    T/E YIELD
Held to Maturity, at
Amortized Cost:
U.S. Treasury           $1,000    5.65%   $ 1,000     5.65%     $     0      0.00%    $    0     0.00%    $    0      0.00%
U.S. Government
  Agencies              28,914    5.96%    10,459     5.73%      18,347      6.10%       108     6.52%         0      0.00%
Municipal Issues        30,238    6.50%     3,288     6.06%      16,376      6.38%     9,235     6.67%     1,339      7.76%
Other Debt Securities    2,615    5.97%     1,007     5.86%       1,608      6.04%         0     0.00%         0      0.00%
                      --------   ------   -------    ------     -------     ------    ------    ------    ------     ------
                        62,767    6.22%    15,754     5.80%      36,331      6.22%     9,343     6.67%     1,339      7.76%
Available for
Sale,
  at Market:
U.S. Treasury           17,561    5.91%     6,130     5.78%      11,431      5.97%         0     0.00%         0      0.00%
U.S. Government
  Agencies              28,439    6.14%     3,003     5.61%      25,436      6.20%         0     0.00%         0      0.00%
                      --------   ------   -------    ------     -------     ------    ------    ------    ------     ------
TOTAL SECURITIES      $108,767    6.15%   $24,887     5.77%     $73,198      6.18%    $9,343     6.67%    $1,339      7.76%
                      --------   ------   -------    ------     -------     ------    ------    ------    ------     ------
                      --------   ------   -------    ------     -------     ------    ------    ------    ------     ------

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

TABLE 6 - LOAN PORTFOLIO ANALYSIS BY CATEGORY
            (In thousands)

                                                Year ended December 31,
                                                -----------------------
                                1997         1996         1995         1994         1993
                             -------------------------------------------------------------
Consumer                       $42,856     $45,572       $40,548      $42,140      $41,392
Commercial                      58,226      50,903        49,997       46,942       37,566
Agricultural                    36,993      32,021        23,633       22,806       21,722
Construction/Development        16,778      13,748        12,619       13,227       20,780
Other Real Estate               36,493      37,147        39,290       39,291       42,543
                              --------    --------      --------     --------     --------
           TOTAL LOANS        $191,346    $179,391      $166,087     $164,406     $164,003
                              --------    --------      --------     --------     --------
                              --------    --------      --------     --------     --------

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

TABLE 7 - MATURITIES AND SENSITIVITIES OF CERTAIN LOAN TYPES TO CHANGES IN INTEREST RATES
            (In thousands)

                                                      Due after
                                    Due in one       ne year to       Due after
                                  year or less       five years      five years          Total
-------------------------------------------------------------------------------------------------
Commercial and Agricultural
  Floating Rate                      $33,960          $ 8,096           $16,203          $58,259
  Fixed Rate                           7,390           20,484             9,085           36,959

Real Estate Construction
  Floating Rate                        3,336            4,161                 -            7,497
  Fixed Rate                           6,275            3,006                 -            9,281
                                     -------          -------           -------         --------
                 TOTAL               $50,961          $35,747           $25,288         $111,996
                                     -------          -------           -------         --------
                                     -------          -------           -------         --------


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

TABLE 8 - NON-ACCRUAL AND NON-PERFORMING ASSETS
            (In thousands)


                                                            Year ended December 31,
                                             -------------------------------------------------
                                                1997      1996      1995      1994      1993
----------------------------------------------------------------------------------------------
Non-Accrual                                   $  790      $  981    $1,027   $2,120    $2,893
Loans currently accruing which are
   past due 90 days or more                       31           -       395      119       223
Restructured loans                               737         407       190       35        28
Other real estate owned                          969       1,678     1,516    1,726     2,225
                                              ------      ------    ------   ------   -------
       TOTAL NON-PERFORMING
                     ASSETS                   $2,527      $3,066    $3,128   $4,000    $5,369
                                              ------      ------    ------   ------   -------
                                              ------      ------    ------   ------   -------
Percentage of non-performing loans
   to total loans                              0.81%       0.77%     0.97%    1.38%     1.92%
                                              ------      ------    ------   ------   -------
                                              ------      ------    ------   ------   -------
Percentage of non-performing
   assets to total assets                      0.73%       0.95%     1.10%    1.50%     2.12%
                                              ------      ------    ------   ------   -------
                                              ------      ------    ------   ------   -------


DEPOSITS

As noted above, deposits have grown steadily over the reporting periods. The average balances for deposit categories and their associated costs are presented in Table 9.

TABLE 9 - DETAILED DEPOSIT SUMMARY
            (In thousands)

                                                Year ended December 31,
                           --------------------------------------------------------------------
                                   1997                    1996                  1995
                           --------------------------------------------------------------------
                                Average               Average               Average
                                Balance     Rate      Balance     Rate      Balance     Rate
-----------------------------------------------------------------------------------------------
Interest-bearing demand        $ 30,324    1.06%     $ 28,710    1.21%     $ 25,913    1.48%
Savings accounts                 32,269    2.20%       32,529    2.41%       35,279    2.50%
Money market savings             47,433    2.91%       49,189    2.88%       52,026    3.24%
TCD less than $100,000           75,589    5.34%       67,516    5.40%       53,914    5.24%
TCD $100,000 or more             35,995    5.49%       32,907    5.46%       23,796    5.31%
                               --------   ------     --------   ------     --------   ------
      TOTAL INTEREST-
     BEARING DEPOSITS           221,610    3.80%      210,851    3.79%      190,928    3.78%
Demand                           63,636       -        56,864       -        51,215       -
                               --------   ------     --------   ------     --------   ------
      TOTAL DEPOSITS           $285,246    2.95%     $267,715    2.99%     $242,143    2.98%
                               --------   ------     --------   ------     --------   ------
                               --------   ------     --------   ------     --------   ------

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

TABLE 10 - MATURITY DISTRIBUTION OF TCD'S OF $100,000 OR MORE
             (In thousands)

                                                           Year ended December 31, 1997
---------------------------------------------------------------------------------------
Three months or less                                                            $15,463
After three months to six months                                                  9,596
After six months to one year                                                      7,878
Over one year                                                                     5,052
                                                                               --------
                         TOTAL                                                  $37,989
                                                                               --------
                                                                               --------

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


As shown in the consolidated statements of cash flows, cash and cash equivalents declined by $5.6 million during 1997, to $25.9 million at December 31, 1997. The decrease reflects $5.2 million in net cash provided by operating activities, $30.3 million used in investing activities and $19.1 million provided by financing activities. Net cash used by investing activities is primarily the result of increases in the security purchases and an equal increase in loan growth. Net cash provided by financing activities primarily reflect equal increases in both liquid and short-term deposits.


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


MARKET RISK MANAGEMENT

Market risk is the possibility that changes in interest rates will impair the fair value of the Company's financial instruments. The Asset/Liability Committee measures and reviews the market risk of the Company and established policies and procedures to limit its exposure to changes in interest rates. Their policies are reviewed and approved by the Board of Directors of the Company's subsidiary bank.



Interest rate risk is the most significant market risk regularly undertaken by the Company. This risk is monitored through the use of three complementary measurement methods: rate sensitivity gap, rate shocked interest margin and rate shocked economic value of equity. Rate sensitivity gap analysis measures interest rate risk due to volume differences, called the gap, between repricable assets and liabilities over a specific period of time. Rate shock is a method for stress testing the net interest margin
(NIM) over the next four quarters under several rate change levels. Rate shock on equity is used to approximate the bank's liquidation value as interest rates change.



At year end, the average twelve month gap as a percentage of earning assets was 7.3%. This results in a four basis point difference for each 100 basis points interest rate movement. Using the rate shock analysis method on NIM results in seven basis points for each 100 basis points interest rate movement. The mark-to-market method of rate shocking the economic value of equity results in a 12% change for every 100 basis points change in interest rates. All of the above approximation of interest rate risk are within the guidelines established by the Company.



The interest rate risk position is actively managed and changes on a regular basis as the interest rate enviroment changes. Accordingly, positions at the end of any period may not reflect the Company's position in any subsequent period.


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





(IN THOUSANDS)                                 1997              1996              1995            1994             1993
                                           --------          --------          --------        --------         --------
Total assets                               $344,046          $321,397          $284,616        $266,989         $253,311
Net interest income                         $16,552           $15,154           $14,446         $13,818          $12,805
Provision for loan loss                         $30              $227              $876            $340             $712
Other income                                 $3,504            $3,098            $2,728          $2,448           $2,550
Other expense                               $13,205           $12,471           $12,090         $11,723          $11,158
Net income                                   $4,205            $3,468            $3,199          $2,728           $2,340
Net income per share                          $1.41             $1.17             $1.10            $.96             $.86
Cash dividend per share                        $.35              $.35              $.11            $.10             $.06

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

         /s/ Vavrinek, Trine, Day & Co.
---------------------------------------
Vavrinek, Trine, Day & Co.


January 8, 1998, except for Note O as to which the date is January 29, 1998. Laguna Hills, California

                         CONSOLIDATED BALANCE SHEETS


                                                         December 31,
                                              ---------------------------------
ASSETS                                            1997                 1996
-------------------------------------------------------------------------------
Cash and Due from Banks                       $ 18,472,719         $ 17,643,554
Federal Funds Sold                               7,461,000           13,920,000
                                              ------------         ------------
TOTAL CASH & CASH EQUIVALENTS                   25,933,719           31,563,554
                                              ------------         ------------
Investment Securities - Note C:
    Securities available for sale               46,143,134           23,865,611
    Securities held to maturity                 62,767,464           68,339,127
                                              ------------         ------------
    TOTAL INVESTMENT SECURITIES                108,910,598           92,204,738
Loans - Note D:
    Commercial                                  58,225,966           50,902,945
    Agricultural                                36,992,494           32,020,648
    Real Estate                                 53,271,399           50,895,476
    Consumer                                    42,855,965           45,572,297
                                              ------------         ------------
            TOTAL LOANS                        191,345,824          179,391,366
    Allowance for possible credit losses        (2,114,684)          (2,701,876)
                                              ------------         ------------
            NET LOANS                          189,231,140          176,689,490
Premises and equipment - Note E                 12,709,127           12,648,207
Accrued interest and other assets                4,555,235            4,744,483
Goodwill                                         1,737,220            1,868,500
Other Real Estate Owned                            968,577            1,678,313
                                              ------------         ------------
            TOTAL ASSETS                      $344,045,616         $321,397,285
                                              ------------         ------------
                                              ------------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
Deposits
    Noninterest-bearing demand                $ 74,450,817         $ 67,181,717
    Interest-bearing demand and savings        114,900,337          111,528,482
    Time deposits under $100,000                78,951,276           70,229,443
    Time deposits of $100,000 or more           37,989,170           37,338,194
                                              ------------         ------------
            TOTAL DEPOSITS                     306,291,600          286,277,836
Accrued interest and other liabilities           1,691,788            2,487,932
                                              ------------         ------------
            TOTAL LIABILITIES                  307,983,388          288,765,768
                                              ------------         ------------
Commitments - Note J
Shareholders' Equity - Note F:
    Preferred shares - authorized 25,000,000
        shares outstanding - none
    Common shares - authorized 50,000,000
        shares; issued and outstanding
        2,990,939 as of December 31, 1997;
        2,973,631 as of December 31, 1996       11,636,514           11,460,488
    Undivided profits                           24,339,778           21,176,801
    Net unrealized appreciation (depreciation)
      on available for sale securities, net
      of taxes of $57,291 in 1997 and $3,819
      in 1996                                       85,936               (5,772)
                                              ------------         ------------
            TOTAL SHAREHOLDERS' EQUITY          36,062,228           32,631,517
                                              ------------         ------------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY              $344,045,616         $321,397,285
                                              ------------         ------------
                                              ------------         ------------
The accompanying notes are an integral part of these consolidated financial statements


                      CONSOLIDATED STATEMENTS OF INCOME
                                                             Year ended December 31,
                                              -----------------------------------------------------
INTEREST INCOME                                  1997                 1996                 1995
---------------------------------------------------------------------------------------------------
Interest and fees on loans                    $18,801,501          $17,787,334          $17,948,550
Interest on investment securities-taxable       4,722,703            4,264,162            3,180,013
Interest on investment securities-non
  taxable                                         794,328              567,881              463,366
Other interest income                             657,987              752,795              774,828
                                              -----------          -----------          -----------
            TOTAL INTEREST INCOME              24,976,519           23,372,172           22,366,757
                                              -----------          -----------          -----------
INTEREST EXPENSE
---------------------------------------------------------------------------------------------------
Interest on demand and savings deposits         2,413,035            2,546,602            2,953,779
Interest on time CD's over $100,000             1,975,827            1,797,494            1,262,855
Interest on time CD's less than $100,000        4,035,997            3,647,378            2,828,677
                                              -----------          -----------          -----------
            TOTAL INTEREST EXPENSE              8,424,859            7,991,474            7,045,311
                                              -----------          -----------          -----------
              NET INTEREST INCOME              16,551,660           15,380,698           15,321,446
Provision for credit losses                        30,000              227,000              875,500
                                              -----------          -----------          -----------
   NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                  16,521,660           15,153,698           14,445,946
                                              -----------          -----------          -----------
NON-INTEREST INCOME
---------------------------------------------------------------------------------------------------
Service charges on deposits                     2,016,085            1,829,790            1,681,995
Merchant discount fees                            587,357              493,031              446,075
Loan and servicing fees                           527,693              358,767              243,515
Other fee income                                  257,564              235,014              228,524
Other non-interest income                         115,512              181,197              128,133
                                              -----------          -----------          -----------
            TOTAL                               3,504,211            3,097,799            2,728,242
                                              -----------          -----------          -----------
NON-INTEREST EXPENSE
---------------------------------------------------------------------------------------------------
Salaries and employee benefits                  7,162,366            6,540,602            6,327,466
Occupancy expenses                                982,920              952,114              879,116
Furniture and equipment                         1,409,854            1,382,105            1,316,207
Advertising and promotion                         697,019              556,042              422,655
Professional                                      308,618              469,984              606,858
General Office                                    553,781              446,549              444,306
Communications                                    393,407              378,850              334,879
Regulatory assessments                             70,225               43,220              330,739
Merchant processing costs                         550,723              501,191              446,108
Other OREO expense                                 54,742              136,053               39,568
Other expenses                                  1,021,249            1,064,253              942,722
                                              -----------          -----------          -----------
            TOTAL                              13,204,904           12,470,963           12,090,624
                                              -----------          -----------          -----------
INCOME BEFORE TAXES                             6,820,967            5,780,534            5,083,564
Income taxes - Note H                           2,616,000            2,312,800            1,884,900
                                              -----------          -----------          -----------
            NET INCOME                         $4,204,967           $3,467,734           $3,198,664
                                              -----------          -----------          -----------
                                              -----------          -----------          -----------
Earnings per share data - Note I
   Net Income - Basic                               $1.41                $1.17                $1.10
                                              -----------          -----------          -----------
                                              -----------          -----------          -----------
   Net Income - Diluted                             $1.38                $1.16                $1.09
                                              -----------          -----------          -----------
                                              -----------          -----------          -----------
The accompanying notes are an integral part of these consolidated financial statements



                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  Year ended December 31,
                                                              ----------------------------------------------------------------
OPERATING ACTIVITIES                                             1997                          1996                   1995
------------------------------------------------------------------------------------------------------------------------------
Net income                                                   $ 4,204,967                   $ 3,467,734            $ 3,198,664
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                           1,358,448                     1,216,500              1,111,910
       Provision for credit losses                                30,000                       227,000                875,500
       Amortization of premium/discounts
          on investment securities                               278,076                       345,514                 96,824
       Loans originated for sale                              (4,547,941)                   (7,839,650)            (4,316,600)
       Proceeds from loan sales                                4,779,279                     7,744,846              3,969,394
       Net (gain) from sale of fixed assets                      (14,812)                      (51,912)               (30,450)
       Net loss (gain) on sale of other real
           estate loans                                         (101,129)                       39,212                149,571
       Other items- Net                                         (669,854)                      263,095               (275,382)
                                                             -----------                   -----------            -----------
                                NET CASH PROVIDED BY
                                OPERATING ACTIVITIES           5,245,981                     5,412,339              4,779,431

INVESTING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------------
Proceeds from maturities of securities held
    to maturity                                               29,940,827                     36,380,923            31,385,000
Proceeds from maturities of securities held
    for sale                                                  16,073,000                      6,702,750             5,582,750
Purchases of held to maturity securities                     (27,277,773)                   (34,125,412)          (46,118,216)
Purchases of available for sale securities                   (35,565,324)                   (25,783,500)           (3,619,038)
Net (increase) decrease in loans                             (13,078,658)                     2,889,950            (2,488,647)
Purchases of premises and equipment                           (1,602,476)                    (3,146,259)             (724,388)
Proceeds from sales of other real estate owned                 1,157,587                      1,313,618               729,018
Proceeds from sales of fixed assets                               55,890                         65,706                40,949
Net cash received for purchase of Citizens Bank
        of Paso Robles                                                                        8,067,071
                                                             -----------                    -----------           -----------
                                    NET CASH USED BY
                                INVESTING ACTIVITIES         (30,296,927)                    (7,635,153)          (15,212,572)
FINANCING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in demand deposits and
    savings accounts                                          10,640,955                     (9,596,605)            1,319,523
Net increase in time deposits                                  9,372,809                     14,012,070            12,271,245
Payments for dividends/distributions                          (1,041,990)                      (964,191)             (256,832)
Proceeds from exercise of stock options                          176,026                        210,200               580,294
                                                             -----------                    -----------           -----------
                                NET CASH PROVIDED BY
                                FINANCING ACTIVITIES          19,147,800                      3,661,474            13,914,230
                         INCREASE (DECREASE) IN CASH
                                AND CASH EQUIVALENTS          (5,629,835)                     1,438,660             3,481,089
Cash and cash equivalents at beginning of year                31,563,554                     30,124,894            26,643,805
                                                             -----------                    -----------           -----------

                           CASH AND CASH EQUIVALENTS
                                      AT END OF YEAR         $25,933,719                    $31,563,554           $30,124,894
                                                             -----------                    -----------           -----------
                                                             -----------                    -----------           -----------
Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                   $ 9,089,872                    $ 7,824,179           $ 6,587,042
    Cash paid during the year for income taxes               $ 2,271,032                    $ 2,244,705           $ 2,194,780

The accompanying notes are an integral part of these consolidated financial statements


                       CHANGES IN SHAREHOLDERS' EQUITY



                                                                                                            Net
                                                                                                         Unrealized
                                                                                                        Appreciation/
                                                     Common Shares                                     (Depreciation)
                                                 -----------------------                                in Available
                                                 Number of                          Undivided             for Sale
                                                  Shares          Amount             Profits             Securities         Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1995                       2,878,593      $10,669,994        $15,731,426            $(14,409)     $26,387,011
Proceeds from exercise of stock options             18,450          165,600                                                 165,600
Proceeds from exercise of stock options
    (Templeton only)                                53,019          414,058                                                 414,058
Proceeds from exercise of stock options
    (El Camino only)                                   146            2,200                                                   2,200
Partial Distribution-Templeton Merger                 (127)          (1,564)                                                 (1,564)
Dividends paid                                                                        (256,832)                            (256,832)
Net income                                                                           3,198,664                            3,198,664
Adjustment in Available for Sale
    Securities, Net of Taxes of ($43,753)                                                                   65,630           65,630
                                                 ---------      -----------        -----------            --------      -----------
BALANCE AT DECEMBER 31, 1995                     2,950,081       11,250,288         18,673,258              51,221       29,974,767
                                                 ---------      -----------        -----------            --------      -----------

Proceeds from exercise of stock options             23,400          208,700                                                 208,700
Issuance of organizational stock                       150            1,500                                                   1,500
Dividends paid                                                                        (964,191)                            (964,191)
Net income                                                                           3,467,734                            3,467,734
Adjustment in Available for Sale
    Securities, Net of Taxes of $37,995                                                                    (56,993)         (56,993)
                                                 ---------      -----------        -----------            --------      -----------
BALANCE AT DECEMBER 31, 1996                     2,973,631       11,460,488         21,176,801              (5,772)      32,631,517
                                                 ---------      -----------        -----------            --------      -----------

Retirement of organizational stock                    (150)          (1,500)                                                 (1,500)
Proceeds from exercise of stock options             17,600          179,725                                                 179,725
Partial Distribution-El Camino Merger                 (142)          (2,199)                                                 (2,199)
Dividends paid                                                                      (1,041,990)                          (1,041,990)
Net income                                                                           4,204,967                            4,204,967
Adjustment in Available for Sale
    Securities, Net of Taxes of ($61,139)                                                                   91,708           91,708
                                                 ---------      -----------        -----------            --------      -----------
BALANCE AT DECEMBER 31, 1997                     2,990,939      $11,636,514        $24,339,778             $85,936      $36,062,228
                                                 ---------      -----------        -----------            --------      -----------
                                                 ---------      -----------        -----------            --------      -----------

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

The following summarizes the separate revenue and net income of Bank of Santa Maria and El Camino National Bank that have been reported in the restated financial statements included herein:

                                             1996                    1995
                                          -----------             -----------
Interest and Nonintest Income:
   Bank of Santa Maria                    $24,627,927             $23,021,319
   El Camino National Bank                  1,842,044               2,073,680
                                          -----------             -----------
                                          $26,469,971             $25,094,999
                                          -----------             -----------
                                          -----------             -----------
Net Income:
   Bank of Santa Maria                    $ 3,718,740             $ 3,149,392
   El Camino National Bank                   (250,206)                 49,272
   BSM Merger Company                            (800)                      -
                                          -----------             -----------
                                          $ 3,467,734             $ 3,198,664
                                          -----------             -----------
                                          -----------             -----------


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

                                                  1996              1995
                                              -----------        -----------
Interest and Noninterest Income:
   Bank of Santa Maria restated               $26,469,971        $25,094,999
   Citizens Bank of Paso Robles                 1,024,332          3,187,381
   Interest on Purchase Price                    (218,800)          (229,600)
                                              -----------        -----------
                                              $27,275,503        $28,052,780
                                              -----------        -----------
                                              -----------        -----------
Net Income:
   Bank of Santa Maria Restated               $ 3,467,734        $ 3,198,664
   Citizens Bank of Paso Robles                    19,134            331,682
                                              -----------        -----------
                                                3,486,868          3,530,346
                                              -----------        -----------
                                              -----------        -----------
   Merger Related Adjustments                     (16,927)          (196,332)
                                              -----------        -----------
Pro forma Net Income                          $ 3,469,941        $ 3,334,014
                                              -----------        -----------
                                              -----------        -----------
   Pro forma Net Income Per Share - Basic     $      1.17        $      1.14
                                              -----------        -----------
                                              -----------        -----------
   Pro forma Net Income Per Share - Diluted   $      1.16        $      1.13
                                              -----------        -----------
                                              -----------        -----------

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

The following summarizes the historical separate revenue and net income of Bank of Santa Maria and Templeton National Bank that have been reported in the restated financial statements included herein:


                                                                 Eight month
                                                                period ended
                                                             August 31, 1995
                                                          ------------------
    Interest and non-interest income
    --------------------------------------
    Bank of Santa Maria                                          $13,608,014
    Templeton National Bank                                        1,754,146
                                                              --------------
                                                                 $15,362,160
                                                              --------------
                                                              --------------
    Net Income
    --------------------------------------
    Bank of Santa Maria                                         $  2,061,359
    Templeton National Bank                                          199,598
                                                              --------------
                                                                $  2,260,957
                                                              --------------
                                                              --------------


NOTE C - INVESTMENT SECURITIES


Securities have been classified in the Balance Sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31, were as follows:


                                                                          Gross                Gross               Estimated
                                                Amortized            Unrealized           Unrealized                  Market
                                                     Cost                 Gains               Losses                   Value
                                           ---------------         ------------         ------------          --------------
1997:
Available for Sale Securities:
U.S. Treasury securities                      $17,560,736               $52,037              $3,009             $17,609,764
U.S. Government and agency
      securities                               28,439,171               124,560              30,361              28,533,370
                                           ---------------         ------------         ------------          --------------
                                              $45,999,907              $176,597             $33,370             $46,143,134
                                           ---------------         ------------         ------------          --------------
                                           ---------------         ------------         ------------          --------------
1997:
Held to Maturity Securities:
U.S. Treasury securities                         $999,750                     -                 $69                $999,681
U. S. Government and agency
    securities                                 28,913,811                71,152              86,281              28,898,683
Obligations of states and
    political subdivisions                     30,238,482               333,100               1,931              30,569,651
Other debt securities                           2,615,421                 6,773              16,205               2,605,989
                                           ---------------         ------------         ------------          --------------
                                              $62,767,464              $411,025            $104,486             $63,074,004
                                           ---------------         ------------         ------------          --------------
                                           ---------------         ------------         ------------          --------------
1996:
Available for Sale Securities:
U.S. Treasury securities                       $3,981,598               $26,867                   -              $4,008,464
U.S. Government and agency
    securities                                 19,893,604                27,101              63,559              19,857,146
                                           ---------------         ------------         ------------          --------------
                                              $23,875,202               $53,968             $63,559             $23,865,610
                                           ---------------         ------------         ------------          --------------
                                           ---------------         ------------         ------------          --------------
1996:
Held to Maturity Securities:
U.S. Treasury securities                       $4,798,202              $117,139              $2,915              $4,912,426
U.S. Government and agency
    securities                                 45,190,581                84,635             188,581              45,086,635
Obligations of states and
    political subdivisions                     15,294,241                     -               6,278              15,287,963
Other debt securities                           3,056,103                10,372              22,604               3,043,870
                                           ---------------         ------------         ------------          --------------
                                              $68,339,127              $212,146            $220,378             $68,330,894
                                           ---------------         ------------         ------------          --------------
                                           ---------------         ------------         ------------          --------------


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


                                                    Held to Maturity                Available for Sale
                                                    ----------------                ------------------
                                                Amortized       Estimated        Amortized       Estimated
                                             ------------    ------------     ------------    ------------
Due in one year or less                       $15,754,095     $15,756,674       $9,133,101      $9,133,144
Due after one year to five years               36,331,320      36,473,327       36,866,806      37,009,990
Due after five years to ten years               9,342,945       9,490,224                -               -
Due after  ten years                            1,339,104       1,353,779                -               -
                                             ------------    ------------     ------------    ------------
           TOTAL                              $62,767,464     $63,074,004      $45,999,907     $46,143,134
                                             ------------    ------------     ------------    ------------
                                             ------------    ------------     ------------    ------------




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

Real estate related:


                                                      1997           1996
                                              ------------   ------------
         Construction and land development     $16,778,000    $13,797,000
         Home equity credit lines               18,727,000     20,465,000
         Residential properties                 14,304,000     17,253,000
         Commercial properties                  49,099,000     42,057,000
         Farmland                               11,101,000      6,971,000
                                              ------------   ------------
                                              $110,009,000   $100,543,000
                                              ------------   ------------
                                              ------------   ------------


The Company also originates real estate loans for sale to governmental agencies and institutional investors. At December 31, 1997, and at December 31, 1996, the Company had approximately $1,200,000 and $1,400,000 held for sale respectively, and was servicing approximately $36,900,000 and $39,600,000, respectively, in loans previously sold.

A summary of the changes in the allowance for possible credit losses follows:

                                                             1997                1996                1995
                                                    -------------         -----------         -----------
Balance at beginning of year                           $2,701,876          $2,801,396          $2,412,427
Additions to the allowance charged to expense              30,000             227,000             875,500
Recoveries on loans charged off                           106,300              97,476             106,149
Allowance on loans acquired from Citizens
      Bank - Note B                                             -             228,022                   -
                                                    -------------         -----------         -----------
Subtotal                                                2,838,176           3,353,894           3,394,076
Less loans charged off                                    723,692             652,018             592,680
                                                    -------------         -----------         -----------
     TOTAL                                             $2,114,484          $2,701,876          $2,801,396
                                                    -------------         -----------         -----------
                                                    -------------         -----------         -----------


The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized on a cash basis as of December 31:

                                                             1997                1996
                                                      -----------         -----------
Recorded Investment in Impaired Loans                  $1,572,021          $1,390,561
                                                      -----------         -----------
                                                      -----------         -----------
Related Allowance for Loan Losses                      $  425,461          $  351,544
                                                      -----------         -----------
                                                      -----------         -----------
Average Recorded Investment in Impaired Loans          $1,733,151          $1,506,478
                                                      -----------         -----------
                                                      -----------         -----------
Interest Income Recognized for Cash Payments           $   61,569          $   39,128
                                                      -----------         -----------
                                                      -----------         -----------


Loans having carrying value of $419,669, $1,151,581 and $698,909 were transferred to other real estate owned in 1997, 1996, and 1995, respectively. During 1997 and 1996, loans totaling $144,000 and $122,900 respectively, were made to facilitate the sale of other real estate owned.


NOTE E -  PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

                                                           1997                  1996
                                                  -------------         -------------
Land                                                 $3,349,597            $3,225,913
Buildings and improvements                            8,721,744             8,598,715
Leasehold improvements                                   12,210               109,199
Furniture, fixtures, and equipment                    7,581,153             7,162,786
                                                  -------------         -------------
     Subtotal                                        19,664,704            19,096,613
Less accumulated depreciation/amortization            6,955,577             6,448,406
                                                  -------------         -------------
     TOTAL                                          $12,709,127           $12,648,207
                                                  -------------         -------------
                                                  -------------         -------------

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

                                                    1997                           1996                           1995
                                         -------------------------      -------------------------    ---------------------------
                                                          Weighted                       Weighted                       Weighted
                                                           Average                        Average                        Average
                                                          Exercise                       Exercise                       Exercise
                                          Shares             Price          Shares          Price        Shares            Price
                                         -------------------------      -------------------------    ---------------------------
Outstanding at beginning of year          158,400              $12         153,900            $11       153,300              $10
Granted                                     4,000               16          31,500             15        23,500               14
Exercised                                 (17,600)              10         (23,400)             9       (18,450)               9
Forfeited                                  (3,600)              15           3,600)             7        (4,450)              10
                                         --------                        ---------                    ---------
Outstanding at end of year                141,200               12         158,400             12       153,900               11
                                         --------                        ---------                    ---------
                                         --------                        ---------                    ---------
Options exercisable at year-end            72,000                           59,500                       53,400
Weighted-average fair value of
     options granted during the year       $ 3.79                           $ 3.10                       $ 2.70
Options available for future grant        733,942              11           86,520             10        118,420               9


The following table summarizes information about fixed stock options outstanding at December 31, 1997:


                                 Options Outstanding                         Options Exercisable
                  ------------------------------------------------------------------------------------------------
                                  Weighted-Average
 Exercise              Number         Remaining            Weighted Average         Number           Weighted
  Price             Outstanding    Contractual Life          Exercise Price       Exercisable       Exercise Price
------------------------------------------------------------------------------------------------------------------
$6                     14,000         2 years                    $6                 12,500              $6
$10 to $12             72,400           1.3                      11                 44,600              11
$13 to $17             54,800           3.2                      14                 14,900              14
                    ---------                                                     --------
 $6 to $17            141,200           2.0                      12                 72,000              11
                    ---------                                                     --------
                    ---------                                                     --------


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


NOTE H - INCOME TAXES

The provisions for income taxes included in the Statements of Income consist of the following:

                                 1997                  1996                    1995
                          -----------          ------------             -----------
Current:
     Federal               $1,617,000            $1,436,000              $1,480,900
     State                    683,000               607,800                 619,000
                          -----------          ------------             -----------
                            2,300,000             2,043,800               2,099,900
Deferred                      316,000               269,000                (215,000)
                          -----------          ------------             -----------
                           $2,616,000            $2,312,800              $1,884,900
                          -----------          ------------             -----------
                          -----------          ------------             -----------


A comparison of the federal statutory income tax rates to the Company's effective income tax rates follow:

                                                1997                     1996                       1995
                                              Amount        Rate        Amount         Rate        Amount          Rate
                                          ----------     -------    -----------      ------    -----------      -------
Federal tax rate                          $2,319,000       34.0%     $1,965,000       34.0%     $1,728,000        34.0%
California franchise taxes,
     net of federal tax benefit              500,000        7.3%        448,000        7.8%        379,000         7.6%
Tax savings from exempt
     loan and investment income             (273,000)      (4.0%)     (197,000)       (3.4%)      (166,000)       (3.3%)
Other items - net                             70,000        1.0%        96,800         1.6%        (56,100)       (1.2%)
                                          ----------     -------    -----------      ------    -----------      -------
                                          $2,616,000       38.3%     $2,312,800       40.0%     $1,884,900        37.1%
                                          ----------     -------    -----------      ------    -----------      -------
                                          ----------     -------    -----------      ------    -----------      -------


The following is a summary of the components of the net deferred tax asset and liability accounts recognized in the accompanying Balance Sheets:


                                                                        1997          1996
                                                                 -----------    ----------
Deferred Tax Assets:
     Allowance for Credit Losses Due to Tax Limitations             $570,000      $855,000
     Other Assets/Liabilities                                        351,000       437,000
                                                                 -----------    ----------
                                                                     921,000     1,292,000
Deferred Tax Liability:
     Premises and Equipment Due to Depreciation
            Difference                                             (496,000)     (490,000)
                                                                 -----------    ----------
     Net Deferred Taxes                                             $425,000      $802,000
                                                                 -----------    ----------
                                                                 -----------    ----------


NOTE I - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS.

                                                       1997                          1996                           1995
                                              Income         Shares         Income          Shares         Income         Shares
                                         ------------    -----------     -----------    -----------   -------------     ----------
Net Income as Reported                     $4,204,967                     $3,467,734                     $3,198,664
Shares Outstanding at Year  End                            2,990,939                      2,973,631                      2,950,081
Impact of Weighting Shares
    Purchased During the Year                       -        (14,406)              -        (14,047)              -        (38,007)
                                         ------------    -----------     -----------    -----------   -------------     ----------
                   Used in Basic EPS        4,204,967      2,976,533       3,467,734      2,959,584       3,198,664      2,912,074
Dilutive Effect of Stock Options                    -         62,296               -         33,590               -         31,066
                                         ------------    -----------     -----------    -----------   -------------     ----------
                   Used in Dilutive EPS    $4,204,967      3,038,829      $3,467,734      2,993,174     $3,198,664       2,943,140
                                         ------------    -----------     -----------    -----------   -------------     ----------
                                         ------------    -----------     -----------    -----------   -------------     ----------


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

As of December 31, 1997, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

       Commitments to extend credit                $ 53,823,796
       Standby letters of credit                      2,046,426
                                                  -------------
                                                   $ 55,870,222
                                                  -------------
                                                  -------------

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

                                                1997                1996
                                            -----------        -------------
    Balance at Beginning of Year             $5,643,829           $5,677,776
    Advances                                  2,815,721            5,993,138
    Repayments                              (3,888,618)          (6,027,085)
                                            -----------        -------------
    Balance at End of Year                   $4,570,932           $5,643,829
                                            -----------        -------------
                                            -----------        -------------

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

                                                                                      Capital Needed
                                                                                      --------------
                                                                                                      To be Well
                                                                            For Capital           Capitalized Under
                                                                             Adequacy             Prompt Corrective
                                                    Actual                   Purposes                 Provisions
                                            -------------------        -------------------      --------------------
IN THOUSANDS                                   Amount    Ratio          Amount      Ratio        Amount        Ratio
-----------------------------               ---------  --------        -------    -------       -------       ------
BANCORP
As of December 31, 1997:
Total Capital to Risk-Weighted Assets         $36,366     15.6%        $18,630        8.0%      $23,287        10.0%
Tier 1 Capital to Risk-Weighted Assets        $34,251     14.7%        $ 9,315        4.0%      $13,972         6.0%
Tier 1 Capital to Average Assets              $34,251     10.7%        $12,789        4.0%      $15,986         5.0%

BANK
As of December 31, 1997:
Total Capital to Risk-Weighted Assets         $36,041     15.6%        $18,527        8.0%      $23,159        10.0%
Tier 1 Capital to Risk-Weighted Assets        $33,926     14.6%        $ 9,264        4.0%      $13,895         6.0%
Tier 1 Capital to Average Assets              $33,926     10.2%        $13,364        4.0%      $16,705         5.0%
BANK
As of December 31, 1996:
Total Capital to Risk-Weighted Assets         $33,047     15.3%        $17,287        8.0%      $21,609        10.0%
Tier 1 Capital to Risk-Weighted Assets        $30,537     14.1%        $ 8,644        4.0%      $12,966         6.0%
Tier 1 Capital to Average Assets              $30,537      9.7%        $12,581        4.0%      $15,726         5.0%


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


The estimated fair values of the Company's financial instruments at December 31, 1997 and December 31, 1996, are as follows (dollar amounts in thousands):




                                                         1997                 1997                1996                 1996
                                                      Carrying                                 Carrying
                                                        Amount             Fair Value            Amount             Fair Value
                                                    ----------         --------------        ----------         --------------
Financial Assets:
     Cash and Due from banks                           $18,473                $18,473           $17,644                $17,644
     Fed funds sold                                      7,461                  7,461            13,920                 13,920
     Investment securities                             108,911                109,217            92,205                 92,198

     Loans                                             192,136                190,394           180,372                179,037
     Less:  Non-Accruals                                  (790)                  (790)             (981)                  (981)
               Allowance for losses                     (2,115)                (2,115)           (2,702)                (2,702)
                                                    ----------         --------------        ----------         --------------
     Net Loans                                        $189,231               $187,489          $176,689               $175,354

Financial Liabilities:
     Deposits                                         $306,292               $306,167          $286,278               $286,556


NOTE N - PARENT COMPANY FINANCIAL INFORMATION


Condensed financial information of BSM Bancorp (parent only) follows:


BSM BANCORP


Condensed Balance Sheet
December 31, 1997, and 1996


                                                        1997            1996
--------------------------------------------------------------------------------
ASSETS
Cash in Bank of Santa Maria                       $     185,140    $     17,136
Investment in Bank of Santa Maria                    35,739,148               -
Investment in BSM Merger Company                              -             200
Other assets                                            151,440          54,106
                                                  -------------    ------------
    Total assets                                  $  36,075,728    $     71,442
                                                  -------------    ------------
                                                  -------------    ------------
LIABILITIES & SHAREHOLDERS' EQUITY
Short-term note payable                           $           -    $     40,000
Accrued liabilities                                      13,500          30,742
                                                  -------------    ------------
    Total liabilities                                    13,500          70,742

Shareholders' equity                                 36,062,228             700
                                                  -------------    ------------
    Total liabilities and shareholders' equity    $  36,075,728    $     71,442
                                                  -------------    ------------
                                                  -------------    ------------

BSM BANCORP


Condensed Statements of Income
Years Ended December 31, 1997, and 1996


                                                        1997            1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
INCOME:
   Cash Dividends from Bank of Santa Maria        $     850,000    $          -
EXPENSES:
   Operating Expenses                                   174,057               -
                                                  -------------    ------------
Earnings before income taxes and equity in
   undistributed net earnings of
   Bank of Santa Maria                                  675,943               -
Provision (Income tax benefit)                          (67,000)              -
                                                  -------------    ------------
Earnings before equity in undistributed
   net earnings of Bank of Santa Maria                  742,943               -
Equity in undistributed net earnings of
   Bank of Santa Maria                                3,462,024               -
Equity in undistributed net loss of BSM Merger
   Company                                                    -            (800)
                                                  -------------    ------------
Net earnings (loss)                               $   4,204,967     $      (800)
                                                  -------------    ------------
                                                  -------------    ------------

BSM BANCORP


Condensed Statements of Cash Flows
Years Ended December 31, 1997, and 1996


                                                        1997            1996
--------------------------------------------------------------------------------
Cash flows from operation activities:
   Net income (loss)                              $   4,204,967    $       (800)
Adjustments to reconcile net income to net cash
      provided by operating activities:
   Undistributed net (income) loss of consolidated   (3,462,024)            800
subsidiaries
   Amortization of organizational expenses               14,829               -
   Other                                               (129,405)        (23,364)
                                                  -------------    ------------
        Net cash provided by operating activities       628,367         (23,364)
                                                  -------------    ------------
Cash flows from investing activities:
   Decrease (increase) of investment in
subsidiaries                                                200          (1,000)
                                                  -------------    ------------
        Net cash provided by (used in)
          investing activities                              200          (1,000)
                                                  -------------    ------------
Cash flows from financing activities:
   Net change in short-term note payable                (40,000)         40,000
   Proceeds from the issuance of
     organizational stock                                     -           1,500
   Proceeds from the exercise of stock options          176,925               -
   Payment to redeem organizational stock                (1,500)              -
   Dividends paid                                      (595,988)              -
                                                  -------------    ------------
        Net cash provided by (used in)
          financing activities                         (460,563)         41,500
                                                  -------------    ------------
Net increase in cash                                    168,004          17,136
Cash, beginning of year                                  17,136               -
                                                  -------------    ------------
Cash, end of year                                 $     185,140    $     17,136
                                                  -------------    ------------
                                                  -------------    ------------

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

                                                                                           YEAR FIRST          YEAR FIRST
                                                            BUSINESS EXPERIENCE          APPOINTED AS       ELECTED AS BANK
              NAME AND OFFICE HELD          AGE         DURING THE PAST FIVE YEARS      BANCORP DIRECTOR        DIRECTOR
---------------------------------------------------------------------------------------------------------------------------

Armand R. Acosta                            72               Retailer, Retired                 1996              1977

Richard E. Adam                             67                    Farmer                       1996              1977

Fred L. Crandall, Jr., DDS                  69                    Dentist                      1996              1978

A J. Diani                                  76                 Construction                    1996              1977
   Chairman of the Board
   Bank of Santa Maria
   BSM Bancorp

William A. Hares                            63              Commercial Banking                 1996              1981
   President and CEO
   Bank of Santa Maria
   BSM Bancorp

Roger A. Ikola, MD                          66                 Pediatrician                    1996              1977

Toshiharu Nishino                           71               Wholesale Produce                 1996              1977

Joseph Sesto, Jr.                           85             Investments, Retired                1996              1977

William L. Snelling                         66         Business Manager, Consultant            1996              1977
   Secretary
   Bank of Santa Maria
   BSM Bancorp

Mitsuo Taniguchi                            71          Wholesale Produce, Retired             1996              1977

Joseph F. Ziemba, MD                        80              Physician, Retired                 1996              1978

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

                                                                    BUSINESS EXPERIENCE                    YEAR FIRST APPOINTED
   NAME                                     AGE                   DURING PAST FIVE YEARS                   AS EXECUTIVE OFFICER
---------------------------------------------------------------------------------------------------------------------------------
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


The following Summary Compensation Table shows compensation earned from the Bank for services rendered during fiscal years 1997, 1996, and 1995 by each of the Bank's executive officers whose salaries and bonuses exceeded $100,000 in 1997.



                           SUMMARY COMPENSATION TABLE

                                                                                                Long-term
                                                            Annual                            Compensation
                                                        Compensation(1)                          Awards
                                             ----------------------------------------------------------------------------------
                                                                                                Securities             All Other
                                                          Salary              Bonus             Underlying          Compensation
Name and Principal Position              Year            ($)(2)              ($)(4)            Options(#)(5)                ($)(3)
--------------------------------------------------------------------------------------------------------------------------------
William A. Hares                         1997        $  185,000          $  190,000                                  $    18,285
        President and Chief              1996           170,000             165,000                                       17,750
        Executive Officer                1995           160,000             150,000                 10,000                16,843

Carol Bradfield                          1997            90,000              70,000                                       17,715
        Executive Vice President         1996            68,104              35,000                  5,000                11,051
        Administration                   1995               N/A                 N/A                    N/A                   N/A

F. Dean Fletcher                         1997           100,000              80,000                                       17,135
        Executive Vice President         1996            96,000              60,000                      -                13,776
        and Chief Financial Officer      1995            93,000              45,000                      -                15,223

Susan Forgnone                           1997            95,000              70,000                                       15,041
        Executive Vice President         1996            85,000              50,000                      -                12,767
        and Loan Administrator           1995            80,000              45,000                      -                 9,241

James D. Glines                          1997            95,000              70,000                                       17,311
        Executive Vice President         1996            89,000              50,000                      -                14,614
        Branch Administrator             1995            85,000              45,000                      -                12,025


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

STOCK OPTION GRANTS IN 1997

There were no grants of stock options to any of the named persons during 1997.


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

                             Shares                                   Number of
                            Acquired                              Share Underlying                    Value of Unexercised
                              Upon                                   Unexercised                             In-the
                             Option          Value                     Options                           Money Options
Name                      Exercise (#)    Realized($)              at 12-31-97 (#)                     at 12-31-97 ($)(1)
----                      ------------    -----------     ---------------------------------    -----------------------------------
                                                                                 Not                                    Not
                                                           Exercisable          Exercisable      Exercisable           Exercisable
                                                          ------------         ------------      -----------           -----------
William A. Hares                1,000     $   19,625            19,500                9,500      $   355,563           $   139,437
Carol Bradfield                 2,500         38,125             1,000                4,000           12,750                51,000
F. Dean Fletcher
Susan Forgnone                                                   5,000                2,500           74,750                37,125
James D. Glines                 5,000         41,500




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


                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

              AMONG BSM BANCORP, S & P 500 INDEX AND INDUSTRY INDEX



                                   BSM BANCORP



                                      CHART

                                                                            Period  Ending
Index                                  12/13/92        12/13/93       12/13/94            12/13/95         12/13/96       12/13/97
----------------------------------------------------------------------------------------------------------------------------------
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

(C)        Exhibits


    EXHIBIT NO.
    -----------
        2.1           Plan of Reorganization and Merger Agreement dated
                      November 20, 1996 - Annex 1 of Written Consent
                      Statement/Prospectus*
        2.2           Plan of Reorganization and Merger Agreement dated
                      January 29, 1997***
        3.1           Articles of Incorporation of Registrant*
        3.2           Amendment to Articles of Incorporation of Registrant*
        3.3           Amendment to Articles of Incorporation of Registrant*
        3.4           Bylaws of the Registrant*
        10.1          Form of Indemnification Agreement*
        10.2          BSM Bancorp 1996 Stock Option agreement as approved by
                      California Department of Corporations**
        10.3          Form of Written Consent*
        10.4          Nipomo Branch Land Lease*
        10.5          Lompoc Branch Lease*
        10.6          Form of "Change in Control" Employment Contract**
        10.7          Plan of Reorganization and Merger Agreement dated
                      January 29, 1998***
         21           Subsidiary of Registrant
                      Registrant has one subsidiary, Bank of Santa Maria,
                      a California State Chartered Bank
         23           Consent of Independent Accountants
         27           Financial Data Schedule (for SEC use only)
         27.3         Financial Data Schedule (for SEC use only)



*Incorporated by reference to the Registration Statement of the Company filed on Form S-4 (Commission File No 333-16951). The effective date was January 29, 1997

**This exhibit is contained in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997. filed with the Commission on May 15, 1997 (Commission File No. 333-16951), and incorporated by reference.

***This exhibit is contained in the Company's Current Report on Form 8-K as of February 3, 1998 and incorporated by reference.

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




Dated: May 7, 1998                                    BSM BANCORP
       --------------
                                                      (Registrant)

                                                      By:/s/ F. Dean Fletcher
                                                      -----------------------
                                                      F. Dean Fletcher
                                                      Executive Vice President
                                                      Chief Financial Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ William A. Hares                       5/7/98                 /s/ Susan D. Forgnone                      5/7/98
---------------------------------         -------                 ---------------------------                -------
  William A. Hares                          Date                   Susan D. Forgnone                          Date
  President/CEO/Director                                           Executive Vice President,
                                                                   Loan Administrator
/s/ F. Dean Fletcher                       5/7/98                 /s/ James D. Glines                        5/7/98
---------------------------------         -------                 ---------------------------                -------
 F. Dean Fletcher                           Date                   James D. Glines                            Date
 Executive Vice President/CFO                                      Executive Vice President
                                                                   Branch Administrator
/s/ Carol Bradfield                        5/7/98                 /s/ Mata L. Landry                         5/7/98
---------------------------------         -------                 ---------------------------                -------
  Carol Bradfield                           Date                   Mata L. Landry                             Date
  Executive Vice President,                                        Assistant Vice President,
  Administration                                                   Controller
/s/ Armand Acosta                          5/7/98                 /s/ Richard E. Adam                        5/7/98
---------------------------------         -------                 ---------------------------                -------
  Armand Acosta                             Date                   Richard E. Adam                            Date
  Director                                                         Director
/s/ Fred L. Crandall, Jr., D.D.S.          5/7/98                  /s/ A. J. Diani                           5/7/98
---------------------------------         -------                 ---------------------------                -------
  Fred L. Crandall, Jr., D.D.S.             Date                   A. J. Diani                                Date
  Director                                                         Chairman, Board of Directors
/s/ Roger A. Ikola, M.D.                   5/7/98                  /s/ Toshiharu Nishino                     5/7/98
---------------------------------         -------                 ---------------------------                -------
  Roger A. Ikola, M.D.                      Date                   Toshiharu Nishino                          Date
  Director                                                         Director
/s/ Joseph Sesto, Jr.                      5/7/98                  /s/ William L. Snelling                   5/7/98
---------------------------------         -------                 ---------------------------                -------
  Joseph Sesto, Jr.                         Date                   William L. Snelling                        Date
  Director                                                         Director
/s/ Mitsuo Taniguchi                       5/7/98                 /s/ Joseph F. Ziemba, M.D.                 5/7/98
---------------------------------         -------                 ---------------------------                -------
  Mitsuo Taniguchi                          Date                   Joseph F. Ziemba, M.D.                     Date
  Director                                                         Director
