Form 10-Q
period 1998-03-31
BSM BANCORP
filed 1998-05-12
CIK 1027324

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports) Yes [X] and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

                        APPLICABLE ONLY TO CORPORATE ISSUERS

On May 8, 1998, there were 3,008,039 shares of BSM Bancorp Common Stock outstanding.

                                    BSM BANCORP
                                   March 31, 1998
                                       INDEX

                                                                            PAGE
                                                                            ----
                           PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
    Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997    3
    Consolidated Statements of Income for the three months ended
               March 31, 1998 and 1997....................................    4
    Consolidated Statements of Changes in Financial Position for the three
               months ended March 31, 1998 and 1997.......................    5
    Notes to Consolidated Financial Statements............................    6
Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................    7
                             PART II - OTHER INFORMATION
Item 6 - Exhibits and Reports on Form 8-K................................    10

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                             BSM BANCORP AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                       ASSETS



                                                       MARCH 31, 1998   DECEMBER 31, 1997
                                                       --------------   -----------------
Cash and due from banks                                 $ 17,071,041       $ 18,472,719
Federal funds sold                                        14,193,000          7,461,000
                                                       --------------   -----------------
Cash  and cash equivalents                                31,264,041         25,933,719
Investments:
    Securities available-for-sale                         37,988,019         46,143,134
    Securities held-to-maturity (market value of          59,790,997         62,767,464
    $60,083,146 and $63,074,004, respectively)

Loans, net of unearned income                            190,373,942        191,345,824
    Allowance for loan losses                             (2,222,012)        (2,114,684)
                                                       --------------   -----------------
Net loans                                                188,151,930        189,231,140
Premises and equipment                                    12,449,449         12,709,127
Accrued interest receivable and other assets               6,226,468          7,261,032
                                                       --------------   -----------------
         Total Assets                                   $335,870,904       $344,045,616
                                                       --------------   -----------------
                                                       --------------   -----------------

                                      LIABILITIES

Deposits:
    Noninterest-bearing demand                          $ 66,391,747       $ 74,450,817
    Interest-bearing demand and savings                  112,107,922        114,900,337
    Time deposits under $100,000                          80,200,490         78,951,276
    Time deposits $100,000 or more                        39,704,490         37,989,170
                                                       --------------   -----------------
         Total deposits                                  298,404,649        306,291,600
Accrued interest payable and other liabilities             1,161,138          1,691,788
                                                       --------------   -----------------
         Total liabilities                               299,565,787        307,983,388
                                                       --------------   -----------------
Shareholders' equity:
Common stock,  50,000,000 authorized;
    Issued and outstanding
         3,007,639 as of March 31, 1998
         2,975,139 as of December 31, 1997                11,753,864         11,636,514
Undivided profits                                         24,449,356         24,339,778
Valuation of securities available-for-sale, net of tax       101,897             85,936
                                                       --------------   -----------------
         Total capital                                    36,305,117         36,062,228
                                                       --------------   -----------------
         Total Liabilities & Capital                    $335,870,904       $344,045,616
                                                       --------------   -----------------
                                                       --------------   -----------------

                             BSM BANCORP AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                      THREE MONTH PERIOD
                                                        ENDED MARCH 31,
                                                 -----------------------------
                                                     1998              1997
                                                 ------------       ----------
INTEREST INCOME:
Interest and fees on loans                       $4,855,521         $4,609,041
Interest on investment securities-taxable         1,098,451          1,133,586
Interest on investment securities-nontaxable        333,077            164,034
Other interest income                                99,749            134,539
                                                 ----------         ----------
TOTAL INTEREST INCOME                             6,386,798          6,041,200
                                                 ----------         ----------
INTEREST EXPENSE:
Interest on demand and savings deposits             607,048            582,078
Interest on time deposits                         1,565,404          1,430,170
                                                 ----------         ----------
TOTAL INTEREST EXPENSE                            2,172,452          2,012,248
NET INTEREST INCOME BEFORE PROVISION              4,214,346          4,028,952
                                                 ----------         ----------
Less: Provision for loan losses                     150,000             30,000
                                                 ----------         ----------
NET INTEREST INCOME AFTER PROVISION               4,064,346          3,998,952
OTHER OPERATING INCOME:
Service charges and fees                            487,177            481,336
Other noninterest income                            471,842            354,786
                                                 ----------         ----------
TOTAL OTHER OPERATING INCOME                        959,019            836,122
                                                 ----------         ----------
OTHER OPERATING EXPENSES:
Salaries and employee benefits                    1,911,598          1,841,442
Occupancy expenses                                  255,604            239,514
Furniture and equipment                             346,164            360,306
Advertising and promotion                           168,951            152,456
Professional expenses                                72,407             83,811
Office expenses                                     200,543            161,532
Merchant processing costs                           141,798            118,588
Other expenses                                      353,691            409,662
                                                 ----------         ----------
TOTAL OTHER OPERATING EXPENSES                    3,450,756          3,367,311
                                                 ----------         ----------
Income before taxes                               1,572,609          1,467,763
Provision for income taxes                          562,000            552,800
                                                 ----------         ----------
NET INCOME                                       $1,010,609           $914,963
                                                 ----------         ----------
                                                 ----------         ----------
EARNING PER SHARE - BASIC                             $0.34              $0.31
EARNING PER SHARE - DILUTED                           $0.33              $0.30

                             BSM BANCORP AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                                    (UNAUDITED)

                                                                                    THREE MONTH PERIOD
                                                                                      ENDED MARCH 31,
                                                                                --------------------------
                                                                                    1998           1997
                                                                                -----------     ----------
OPERATING ACTIVITIES
Net income                                                                       $1,010,609       $914,963
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                    293,943        294,824
   Provision for credit losses                                                      150,000         30,000
   Net amortization of premium/discounts-investments                                 45,054         98,890
   Loans originated for sale                                                     (1,665,800)    (1,320,141)
   Proceeds from loan sales                                                       1,988,800      1,284,479
   Net loss (gain) from sale of fixed assets                                            (80)       (45,582)
   Net loss (gain) from sale other real estate loans                                 18,429         48,187
   Net change in accrued interest, other assets and other liabilities               330,687         72,732
                                                                                  ---------      ---------
Net cash provided by operating activities                                         2,171,642      1,378,352
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity                           4,840,462      6,458,077
Proceeds from maturities of securities available for sale                         8,500,000      2,173,000
Purchases of held-to-maturity securities                                         (1,927,332)    (4,442,359)
Purchases of available-for-sale securities                                         (300,000)    (4,976,963)
Net decrease in loans                                                               631,210      5,555,660
Purchases of premises and equipment                                                 (34,265)    (1,043,271)
Proceeds from the sale of other real estate owned                                   119,157        375,215
Proceeds for the sale of equipment                                                       80         49,385
Net cash provided (used) by investing activities                                 11,829,312      4,148,744
FINANCING ACTIVITIES
Net decrease in demand and savings deposits                                      (9,085,107)   (10,851,573)
Net increase in time deposits                                                     1,198,156      1,198,156
Payments for dividends/distributions                                               (901,031)      (446,001)
Proceeds from the exercise of stock options                                         117,350         32,201
                                                                                 -----------   ------------
Net cash provided (used) by financing activities                                 (8,670,632)   (10,067,217)
                                                                                 -----------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         5,330,322     (4,540,121)
                                                                                 -----------   ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     25,933,719     31,563,554
                                                                                 -----------   ------------
CASH AND CASH EQUIVALENTS, MARCH 31,                                            $31,264,041    $27,023,433
                                                                                 -----------   ------------
                                                                                 -----------   ------------
Cash paid during the year for interest                                            2,070,687      2,038,648
Cash paid during the year for income taxes                                                0        433,100

                             BSM BANCORP AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

BSM Bancorp (the "Company") was incorporated on November 12, 1996, for the sole purpose of becoming a bank holding company for Bank of Santa Maria (the "Bank"). Following regulatory consent and with the approval of the Bank's shareholders, the Bank merged with BSM Merger Company (a wholly-owned subsidiary of the Company) (the "Merger"), as of the close of business on March 11, 1997, and thereby became a wholly-owned subsidiary of the Company.

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. On March 18, 1998, the Company filed a Form 8-A to register the Company Common Stock pursuant to 12(g) of the Exchange Act of 1934, thereby becoming subject to its requirements.

The accompanying consolidated balance sheets, consolidated statements of income, and consolidated statements of changes in financial position (as restated subsequent to Merger of the Bank of Santa Maria by the Company), reflect all material adjustments necessary for fair presentation of the Company's financial position as of March 31, 1998, and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997. All such adjustments were of a normal recurring nature.

NOTE 2 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute Earnings Per Share (EPS).


                                     Three Month Period Ended    Three Month Period Ended
                                           March 31, 1998              March 31, 1997
                                        Income       Shares          Income      Shares
                                      ----------   ----------       --------    ----------
Net income as reported                $1,010,609                    $914,963
Shares outstanding at period end                   3,007,639                    2,975,139
Impact of weighted shares purchased
 during three month period                            (3,002)                      (1,276)
                                      ----------   ----------       --------    ----------
         Used in basis EPS             1,010,609   3,004,637         914,963    2,974,863
Dilutive effect of stock options                      63,299                       41,769
                                      ----------   ----------       --------    ----------
         Used in dilutive EPS         $1,101,609   3,067,936        $914,963    3,015,632
                                      ----------   ----------       --------    ----------
                                      ----------   ----------       --------    ----------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended March 31, 1998, the Company reported net income of $1,011,000, or $.34 per share compared to a net income of $915,000, or $.31 per share for the same three month period in 1997. The annualized return on average assets was 1.22% for 1998, compared to 1.20% for 1997. Annualized return on average shareholders' equity for 1998 and 1997, was 11.36% and 11.28% respectively.

On January 30, 1998, the Company and Mid-State Bank announced the signing of an Agreement to Merge and Plan of Reorganization on January 27, 1998 (as amended on March 18, 1998), pursuant to which the Bank of Santa Maria, the Company's wholly-owned subsidiary, would be merged with and into Mid-State Bank and become the subsidiary of the Company. Upon consummation of the merger, Mid-State will become the surviving bank and the name of the Company will be changed from BSM Bancorp to Mid-State Bancshares. As part of the Agreement, three of the existing directors of the Company/Bank, including the Company's Chairman and President, will continue as directors of the Company and will be appointed as directors of Mid-State Bank. The remaining directors of the Company will resign with the vacancies to be filled by the seven existing directors of Mid-State Bank. The Company President will be named as an Executive Vice President of the merged bank as well as an Executive Vice President of the Company. The Executive Officers of Mid-State will be appointed as the Executive Officers of both the Company and the Bank following the resignation of the Company/Bank's current executive officers. The signing of this Agreement, along with the Agreement itself, were reported to the SEC on February 4, 1998, on a Form 8-K. On March 18, 1998, the Company filed (with the SEC) a registration statement on Form S-4, and the Company is hopeful the registration statement will be declared effective by May 14, 1998. The Company intends to hold its 1998 Annual Shareholders Meeting on June 18,1998. The merger is intended to close during the third quarter of 1998, subject to the approval of government regulatory agencies and the shareholders of both the Company and Mid-State Bank.

FINANCIAL CONDITION

Historically, the Company experiences a first quarter decline in total assets, loans and deposits primarily due to timing of cash flows form the Company's agricultural customers. Total assets as of March 31, 1998, decreased 2.4% to $335.9 million in comparison to total assets of $344.0 million as of December 31, 1997. Comparable asset totals for the first three months of 1997, recorded a 3.1% decrease. Cash and cash equivalents increased by $5.3 million with funds provided primarily by the maturation of investment securities. Total investment dollars decreased by 10.3% to $97.8 million as of March 31, 1998. Loans declined by $1.0 million during the first three months of 1998, compared to a $5.6 million decline during the same period in 1997. The percentage of decline was .5% for 1998, versus a decline of 3.1% for 1997.

There were no material purchases of fixed assets during the first quarter of 1998. The Bank's cash flow continued to benefit from several sales of other real estate owned properties during the first quarter.

Deposits decreased by $7.9 million during the first three months of 1998, in comparison to a $9.6 million decline during the same period in 1997. The percentage of decrease was 2.6% for 1998, versus 3.4% decline in 1997. The larger 1997 decline appears to be attributable to the runoff of deposit dollars associated with the acquisition of El Camino National Bank in January of 1997. A certain level of runoff was anticipated by Company management.

The Bank, prior to its acquisition by the Company, paid semi-annual dividends, a policy which was first implemented in mid 1996. During the first quarter of 1996, the Directors of the Bank paid a $.20 per share annual cash dividend which was augmented in August of 1996, with the first semi-annual dividend of $.15 per share. In January of 1997, the Bank again paid a $.15 per share cash dividend. The Company was the beneficiary of two organizational dividends from the Bank during 1997. A dividend in the amount of $150,000 payable in March, 1997, and a dividend in the amount of $700,000 payable in August, 1997. With the Company now fully organized, a $.20 per share cash dividend was declared in July, 1997, payable on August 15, 1997. In January 1998, the Company declared a $.30 per share cash dividend, payable in February of 1998. The Bank declared a $800,000 cash dividend to provide cash for the Company's dividend as well as operating capital. In addition, the exercise of stock options by Bank employees, provided approximately $117,000 in cash to the Company. Both the Bank and the Company maintain strong liquidity positions.

A provision of the Agreement limits the amount of any mid-year dividend, if any, by the Company to $.10 per share. This dividend can only be paid if the Merger has not yet been consummated by July 14, 1998.

RESULTS OF OPERATIONS

Interest income on loans was up by $246,000 in the first three months of 1998, compared with the same period during 1997. The increase in interest income was primarily attributable to the increase in average outstanding loans, which were up by $11.7 million. The effective yield on the loan portfolio declined by approximately .33 basis points. Without any increase in the loans outstanding, interest income on loans would have declined by approximately $129,000.

Interest income on investments, including Federal funds transactions, increased by $100,000 during the first three months of 1998, over the comparable period in 1997. This increase, as with loans, was primarily attributable to the increase in funds available for investment, which was up by $7.8 million. The effective yield decreased .15 basis points.

Interest expense on interest-bearing deposits was up by $160,000 in the first three months of 1998, compared with the first three months of 1997. The increase in interest expense was attributable to the increase in average interest-bearing deposits which were up by $10.1 million. The effective rate increased by 2 basis points. The increase in the rate raised the overall interest expense cost by only $11,000 or approximately 7% of the total increase.

Net interest margin declined from 5.95% for the first three months of 1997, to 5.69% for the same period in 1998. The decline in interest income to earning assets, by 30 basis points, against a modest 4 basis point decline in interest expense to earning assets, tighten the company's overall spread.
The provision for loan losses of $150,000 is sufficient to bring the allowance for loan losses to a balance considered to be adequate to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based upon a detailed evaluation of the portfolio, current economic conditions and trends, historical loan loss experience and other risk factors.

Noninterest income increased $123,000 or 14.7% to $959,000 as of March 31, 1998. This increase is primarily the results of increased activity in the mortgage banking functions of the Bank. Non interest expenses increased $83,000 or 2.5% to $3,451,000 as of March 31, 1998. While there are some fluctuations in operating expenses due to the El Camino merger and the opening of the Atascadero Branch in the first quarter of 1997, the primarily reason for the increase in 1998 is due to increased commissions paid from the aforementioned mortgage banking function.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based upon an institution's asset risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. The following table sets forth the Company's and the Bank's leverage and risk-based capital ratios at March 31, 1998:


(In thousands)                     COMPANY                       BANK
                           ----------------------        ---------------------
                            Amount           %            Amount           %
                           -------         ------        -------        ------
LEVERAGE RATIO             $34,498         10.31%        $34,220        10.23%
Regulatory minimum         $13,380          4.00%        $13,377         4.00%
Excess                     $21,118          6.31%        $20,843         6.23%

RISKED-BASED RATIOS
Tier 1 capital             $34,498         15.07%        $34,220        14.94%
Tier 1 minimum              $9,157          4.00%         $9,163         4.00%
Excess                     $25,341         11.07%        $25,057        10.94%

Total capital              $36,720         16.04%        $36,442        15.91%
Total capital minimum      $18,313          8.00%        $18,325         8.00%
Excess                     $18,407          8.04%        $18,117         7.91%

The management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have material effect on the liquidity, capital resources or operations of the Company with the exception of the proposed merger with Mid-State Bank. The effects of this merger will be accretive to earnings in 1999, and should have positive effects to both capital resources and liquidity during 1998.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     A)   Exhibits


Exhibit No.   Exhibit
-----------   ---------------------------------------------------------------------
    2.1       Plan of Reorganization and Merger Agreement dated November 20, 1996 -
               Annex 1 of Written Consent Statement/Prospectus*
    2.2       Plan of Reorganization and Merger Agreement dated January 29, 1997 and amended by and between Company, The Bank and Mid-State Bank***
    3.1       Articles of Incorporation of Registrant*
    3.2       Amendment to Articles of Incorporation of Registrant*
    3.3       Amendment to Articles of Incorporation of Registrant*
    3.4       Bylaws of the Registrant*
    10.1      Form of Indemnification Agreement*
    10.2      BSM Bancorp 1996 Stock Option agreement as approved by California
               Department of Corporations**
    10.4      Nipomo Branch Land Lease*
    10.5      Lompoc Branch Lease*
    10.6      Form of "Change in Control" Employment Contract**
    27        Financial Data Schedule (for SEC use only)

    * All documents listed are incorporated by reference and can be found in the Registration Statement of the Company filed on Form S-4 (Commission File No 333-16951). The effective date was January 29, 1997

   ** This exhibit is contained in BSM Bancorp's Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed with the Commission on May 15, 1997 (Commission File No. 333-16951), and incorporated by reference.

  *** Document listed is incorporated by reference and can be found in the BSM Bancorp's Registration Statement on Form S-4
        (File No. 333-48181)

     B)   Reports on Form 8-K

          During the first quarter of 1998, the Company filed two Current Reports on Form 8-K, one as of January 16, 1998, and the second as of February 3, 1998

                                  SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BSM Bancorp
                                  (Registrant)


                                   /s/ WILLIAM A. HARES
Date:     May 8, 1998             ------------------------------
                                   William A. Hares
                                   President and
                                   Chief Executive Officer


                                   /s/ F. DEAN FLETCHER
Date:     May 8, 1998              ------------------------------
                                   F. Dean Fletcher
                                   Executive Vice President
                                   and Chief Financial Officer