Form 10-Q
period 1998-06-30
BSM BANCORP
filed 1998-08-07
CIK 1027324

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from..........................

                        Commission file number 333-16951

                                   BSM BANCORP
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                        NO. 77-0442667
    (State or other jurisdiction                (IRS Employer
        of incorporation)                     Identification No.)

               2739 Santa Maria Way, Santa Maria, California 93455 (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (805) 937-8551

                                 Not applicable
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports) Yes /X/ and (2) has been subject to such filing requirements for the past 90 days. Yes/ / No/X/

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On July 10, 1998, there were 3,062,339 shares of BSM Bancorp Common Stock outstanding.

                                   BSM BANCORP
                                  June 30, 1998
                                      INDEX

                                                                            PAGE
                         PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
    Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997      3
    Consolidated Statements of Income for the six months ended
      June 30, 1998 and 1997.............................................      4
    Consolidated Statements of Changes in Financial Position for the six
      months ended June 30, 1998 and 1997................................      5
    Notes to Consolidated Financial Statements...........................      6
Item 2 - Management's Discussion and Analysis of Financial Condition
      and Results of Operations..........................................      8

                          PART II - OTHER INFORMATION
Item 4 - Submission of Matters to a Bote of Security Holders.............     10
Item 5 - Other Information...............................................     10
Item 6 - Exhibits and Reports on Form 8-K................................     11

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                           BSM BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                         JUNE 30, 1998    DECEMBER 31, 1997
                                                         -------------    -----------------
Cash and due from banks                                   $ 21,511,762       $ 18,472,719
Federal funds sold                                          20,245,000          7,461,000
                                                          ------------       ------------
Cash  and cash equivalents                                  41,756,762         25,933,719
Investments:
    Securities available-for-sale                           36,062,016         46,143,134
    Securities held-to-maturity (market value of            58,303,217         62,767,464
    $58,673,164 and $63,074,004, respectively)

Loans, net of unearned income                              185,907,427        191,345,824
    Allowance for loan losses                               (2,258,374)        (2,114,684)
                                                          ------------       ------------
Net loans                                                  183,649,053        189,231,140
Premises and equipment                                      12,166,487         12,709,127
Accrued interest receivable and other assets                 6,554,631          7,261,032
                                                          ------------       ------------
         Total Assets                                     $338,492,166       $344,045,616
                                                          ------------       ------------
                                                          ------------       ------------

                                   LIABILITIES

Deposits:
    Noninterest-bearing demand                            $ 74,601,102       $ 74,450,817
    Interest-bearing demand and savings                    108,037,163        114,900,337
    Time deposits under $100,000                            76,731,828         78,951,276
    Time deposits $100,000 or more                          40,125,565         37,989,170
                                                          ------------       ------------
         Total deposits                                    299,495,658        306,291,600
Accrued interest payable and other liabilities                 429,919          1,691,788
                                                          ------------       ------------
         Total liabilities                                 299,925,577        307,983,388
                                                          ------------       ------------
Shareholders' equity:
Common stock,  50,000,000 authorized;
    Issued and outstanding
         3,061,839 as of June 30, 1998
         2,975,139 as of December 31, 1997                  12,679,014         11,636,514
Undivided profits                                           25,744,617         24,339,778
Valuation of securities available-for-sale, net of tax         142,958             85,936
                                                          ------------       ------------
         Total capital                                      38,566,589         36,062,228
                                                          ------------       ------------
         Total Liabilities & Capital                      $338,492,166       $344,045,616
                                                          ------------       ------------
                                                          ------------       ------------

                          BSM BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                     THREE MONTH PERIOD              SIX MONTH PERIOD
                                                       ENDED JUNE 30,                  ENDED JUNE 30,
                                                 -------------------------     ---------------------------
                                                    1998           1997           1998            1997
                                                 ----------     ----------     -----------    ------------
INTEREST INCOME:
Interest and fees on loans                       $4,994,077     $4,548,060     $ 9,849,598     $ 9,157,101
Interest on investment securities-taxable           957,511      1,147,064       2,055,962       2,280,650
Interest on investment securities-nontaxable        357,754        206,224         690,831         370,258
Other interest income                               171,192        136,975         270,941         271,514
                                                 ----------     ----------     -----------     -----------
TOTAL INTEREST INCOME                             6,480,534      6,038,323      12,867,332      12,079,523
                                                 ----------     ----------     -----------     -----------
INTEREST EXPENSE:
Interest on demand and savings deposits             575,108        597,278       1,182,156       1,179,356
Interest on time deposits                         1,563,613      1,480,101       3,129,017       2,910,271
                                                 ----------     ----------     -----------     -----------
TOTAL INTEREST EXPENSE                            2,138,721      2,077,379       4,311,173       4,089,627
NET INTEREST INCOME BEFORE PROVISION              4,341,813      3,960,944       8,556,159       7,989,896
                                                 ----------     ----------     -----------     -----------
Less: Provision for loan losses                     150,000              0         300,000          30,000
                                                 ----------     ----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION               4,191,813      3,960,944       8,256,159       7,959,896
OTHER OPERATING INCOME:
Service charges and fees                            485,906        511,624         973,083         992,799
Other noninterest income                            408,788        364,617         880,630         719,564
                                                 ----------     ----------     -----------     -----------
TOTAL OTHER OPERATING INCOME                        894,694        876,241       1,853,713       1,712,363
                                                 ----------     ----------     -----------     -----------
OTHER OPERATING EXPENSES:
Salaries and employee benefits                    1,718,336      1,797,672       3,629,934       3,639,114
Occupancy expenses                                  231,527        245,943         487,131         485,457
Furniture and equipment                             303,135        362,435         649,299         722,741
Advertising and promotion                           131,673        201,451         300,624         353,907
Professional expenses                                56,654         88,319         129,061         168,949
Office expenses                                     171,220        236,693         371,763         501,708
Merchant processing costs                           170,347        137,904         312,145         256,492
Other expenses                                      278,354        239,665         632,045         549,025
                                                 ----------     ----------     -----------     -----------
TOTAL OTHER OPERATING EXPENSES                    3,061,246      3,310,082       6,512,002       6,677,393
                                                 ----------     ----------     -----------     -----------
Income before taxes                               2,025,261      1,527,103       3,597,870       2,994,866
Provision for income taxes                          730,000        592,000       1,292,000       1,144,800
                                                 ----------     ----------     -----------     -----------
NET INCOME                                       $1,295,261     $  935,103     $ 2,305,870     $ 1,850,066
                                                 ----------     ----------     -----------     -----------
                                                 ----------     ----------     -----------     -----------
EARNING PER SHARE - BASIC                        $     0.44     $     0.32     $      0.77     $      0.62
EARNING PER SHARE - DILUTED                      $     0.43     $     0.31     $      0.75     $      0.61

                           BSM BANCORP AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                                   (UNAUDITED)

                                                                       THREE MONTH PERIOD                 SIX MONTH PERIOD
                                                                          ENDED JUNE 30,                    ENDED JUNE 30,
                                                                ------------------------------      ------------------------------
                                                                    1998              1997              1998               1997
                                                                ------------       -----------      ------------      ------------
OPERATING ACTIVITIES
Net income                                                      $  1,295,261       $   935,103      $  2,305,870       $ 1,850,066
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                     283,620           317,979           577,563           612,803
   Provision for credit losses                                       150,000                 0           300,000            30,000
   Net amortization of premium/discounts-
   investments                                                        48,608           112,750            93,662           211,640
   Net loss (gain) from sale of fixed assets                               0              (355)              (80)          (45,937)
   Net loss (gain) from sale other real estate loans                 229,633           (12,802)          248,062            35,385
   Net change in accrued interest, other assets and
   other liabilities                                              (1,318,017)         (261,350)         (664,329)         (224,278)
                                                                 -----------       -----------      ------------       -----------
Net cash provided by operating activities                            689,105         1,091,325         2,860,748         2,469,679
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity            4,028,440         3,401,999         8,868,902         9,860,077
Proceeds from maturities of securities available for sale          2,000,000         5,000,000        10,500,000         7,173,000
Purchases of held-to-maturity securities                          (2,595,955)       (3,739,235)       (4,523,287)       (8,181,594)
Purchases of available-for-sale securities                                 0        (4,181,623)         (300,000)       (9,158,586)
Net decrease in loans                                              3,615,539        (3,880,560)        4,246,749         1,675,100
Purchases of premises and equipment                                   (2,401)         (116,226)          (36,666)       (1,159,498)
Proceeds from the sale of other real estate owned                    741,834           327,381           860,990           702,596
Proceeds for the sale of equipment                                         0               355                80            49,740
Net cash provided (used) by investing activities                   7,787,457        (3,187,909)       19,616,768           960,835
FINANCING ACTIVITIES
Net decrease in demand and savings deposits                       (7,000,592)        6,203,775       (16,085,699)       (4,647,798)
Net increase in time deposits                                      8,091,601         1,921,212         9,289,757         3,119,368
Payments for dividends/distributions                                       0                 0          (901,031)         (446,002)
Proceeds from the exercise of stock options                          925,150            13,449         1,042,500            45,650
                                                                 -----------       -----------      ------------       -----------
Net cash provided (used) by financing activities                   2,016,159         8,138,436        (6,654,473)       (1,928,782)
                                                                 -----------       -----------      ------------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         10,492,721         6,041,852        15,823,043         1,501,732
                                                                 -----------       -----------      ------------       -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    31,264,041        27,023,433        25,933,719        31,563,554
                                                                 -----------       -----------      ------------       -----------
CASH AND CASH EQUIVALENTS, MARCH 31,                             $41,756,762       $33,065,285      $ 41,756,762       $33,065,286
                                                                 -----------       -----------      ------------       -----------
                                                                 -----------       -----------      ------------       -----------
Cash paid during the year for interest                             2,432,475         2,529,823         4,503,162         4,568,471
Cash paid during the year for income taxes                           906,103         1,115,134           906,103         1,116,077

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

The accompanying consolidated balance sheets, consolidated statements of income, and consolidated statements of changes in financial position (as restated subsequent to Merger of the Bank of Santa Maria by the Company), reflect all material adjustments necessary for fair presentation of the Company's financial position as of June 30, 1998, and December 31, 1997, and the results of operations for the six months ended June 30, 1998 and 1997. All such adjustments were of a normal recurring nature.

NOTE 2 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute Earnings Per Share (EPS).


                                            Three Month Period Ended      Three Month Period Ended
                                                   June 30, 1998               June 30, 1997
                                              Income         Shares         Income        Shares
                                            ----------      ---------      --------      ---------
Net income as reported                      $1,295,261                     $935,103
Shares outstanding at period end                            3,061,839                    2,978,139
Impact of weighted shares purchased
     during three month period                                (50,293)                      (2,505)
                                            ----------      ---------      --------      ---------
                  Used in basis EPS          1,295,261      3,011,546       935,103      2,975,634
Dilutive effect of stock options                               35,450                       48,659
                                            ----------      ---------      --------      ---------
                   Used in dilutive EPS     $1,295,261      3,046,996      $935,103      3,024,293
                                            ----------      ---------      --------      ---------
                                            ----------      ---------      --------      ---------

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENT

In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive Income, which encompasses net income and unrealized gains (losses) on available for sale securities adjustments, is presented below.

                                                         Three Month Period Ended,
                                                     June 30, 1998      June 30, 1997
                                                     -------------      -------------
Net Income                                             $1,295,261         $  935,103
Othe  Comprehensive  Income -
unrealized gain (loss) on available for sale
securities, net of tax expense of $27,374
and $74,270 for the three  monthsended June 30,
1998 and 1997, respectively                                41,061            111,405
                                                        ---------         ----------

Comprehensive Income                                   $1,336,322         $1,046,508
                                                        ---------         ----------
                                                        ---------         ----------
                                                         Six Month Period Ended,
                                                     June 30, 1998      June 30, 1997
                                                     -------------      -------------
Net Income                                             $2,305,870         $1,850,066
Othe  Comprehensive  Income -
unrealized gain (loss) on available for sale
securities, net of tax expense  (credit)
of $38,015 and (3,664) for the threemonths
ended June 30, 1998 and 1997, respectively                 57,022             (5,496)
                                                        ---------         ----------

Comprehensive Income                                    $2,362,892         $1,844,570
                                                        ---------         ----------
                                                        ---------         ----------


NOTE 4 - SUBSEQUENT EVENT - MERGER WITH MID-STATE BANK

As reported in the Company's most recent Reports on Form 10-K and Form 8-K, the Company entered into an Agreement to Merge and Plan of Reorganization (the "agreement") dated January 29, 1998 and amended on March 27, 1998 by and among the Company, Bank of Santa Maria and Mid-State Bank. This matter was submitted to a vote of the shareholders at its Annual Meeting on June 18, 1998. The matter was also submitted to a vote of the shareholders of Mid-State Bank on June 17, 1998. The shareholders of both organizations approved the merger. A pro forma statement of financial position of the combined organization is shown in Part II, Item 5, "Other Information", as of June 30, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the six months ended June 30, 1998, the Company reported net income of $2,305,870, or $.77 per share compared to a net income of $1,850,066, or $.62 per share for the same six month period in 1997. The annualized return on average assets was 1.39% for the first half of 1998, compared to 1.20% for the first half of 1997. Annualized return on average shareholders' equity for 1998 and 1997, was 12.82% and 10.92% respectively.

On January 30, 1998, the Company and Mid-State Bank announced the signing of an Agreement to Merge and Plan of Reorganization on January 29, 1998 (as amended on March 18, 1998), pursuant to which the Bank of Santa Maria, the Company's wholly-owned subsidiary, would be merged with and into Mid-State Bank and become the subsidiary of the Company. Upon consummation of the merger, Mid-State will become the surviving bank and the name of the Company will be changed from BSM Bancorp to Mid-State Bancshares. As part of the Agreement, three of the existing directors of the Company/Bank, including the Company's Chairman and President, will continue as directors of the Company and have been appointed as directors of Mid-State Bank. The remaining directors of the Company have resigned with the vacancies to be filled by the seven existing directors of Mid-State Bank. The Company President has been named as an Executive Vice President of the merged bank as well as an Executive Vice President of the Company. The Executive Officers of Mid-State have been appointed as the Executive Officers of both the Company and the Bank following the resignation of the Company/Bank's current executive officers. The signing of this Agreement, along with the Agreement itself, were reported to the SEC on February 4, 1998, on a Form 8-K. On March 18, 1998, the Company filed (with the SEC) a registration statement on Form S-4, which was declared effective on May 14, 1998. The Company held its 1998 Annual Shareholders Meeting on June 18,1998. The merger is intended to close during the third quarter of 1998 and has been approved by the government regulatory agencies and the shareholders of both the Company and Mid-State Bank.

FINANCIAL CONDITION

Total assets for the first half of 1998, increased 5.6% to $338.5 million in comparison to total assets of $320.5 million for the first half of 1997. Cash and cash equivalents increased by $8.6 million with funds provided primarily by the maturation of investment securities. Total investment dollars decreased by 16.0% to $94.3 million as of June 30, 1998. Loans declined by $5.6 million during the first six months of 1998, compared to a $2.5 million decline during the same period in 1997. The percentage of decline was 3.0% for 1998, versus a decline of 1.5% for 1997.

There were no material purchases of fixed assets during the first half of 1998. The Bank's cash flow continues to benefit from several sales of other real estate owned properties during the first and second quarters.

Deposits decreased by $6.8 million during the first six months of 1998, in comparison to a $1.5 million decline during the same period in 1997. The percentage of decrease was 2.3% for 1998, versus .5% decline in 1997. The larger 1998 decline appears to be attributable to the runoff of deposit dollars associated with the acquisition of El Camino National Bank in January of 1997. A certain level of runoff was anticipated by Company management.

The Bank, prior to its acquisition by the Company, paid semi-annual dividends, a policy which was first implemented in mid 1996. During the first quarter of 1996, the Directors of the Bank paid a $.20 per share annual cash dividend which was augmented in August of 1996, with the first semi-annual dividend of $.15 per share. In January of 1997, the Bank again paid a $.15 per share cash dividend. The Company was the beneficiary of two organizational dividends from the Bank during 1997. A dividend in the amount of $150,000 payable in March, 1997, and a dividend in the amount of $700,000 payable in August, 1997. With the Company now fully organized, a $.20 per share cash dividend was declared in July, 1997, payable on August 15, 1997. In January 1998, the Company declared a $.30 per share cash dividend, payable in February of 1998. The Bank declared a $800,000 cash dividend to provide cash for the Company's dividend as well as operating capital. In addition, the exercise of stock options by Bank employees, provided approximately $767,500 in cash to the Company. Both the Bank and the Company maintain strong liquidity positions.

A provision of the merger Agreement limits the amount of any mid-year dividend, if any, by the Company to $.10 per share. Due to the consummation of the merger on July 14, 1998, a mid-year dividend will not be declared.

RESULTS OF OPERATIONS

Interest income on loans was up by $692,000 in the first half of 1998, compared with the same period during 1997. The increase in interest income was primarily attributable to the increase in average outstanding loans, which were up by $15.2 million. The effective yield on the loan portfolio declined by approximately .18 basis points.

Interest income on investments, including Federal funds transactions, increased by $95,000 during the first half of 1998, over the comparable period in 1997. This increase, as with loans, was primarily attributable to the increase in funds available for investment, which was up by $9.4 million. The effective yield decreased .25 basis points.

Interest expense on interest-bearing deposits was up by $222,000 in the first half of 1998, compared with the first half of 1997. The increase in interest expense was attributable to the increase in average interest-bearing deposits which were up by $9.0 million. The effective rate decreased by 5 basis points.

Net interest margin declined from 5.83% for the first half of 1997, to 5.75% for the same period in 1998. The decline in interest income to earning assets, by 7 basis points, against a modest 5 basis point decline in interest expense to earning assets, tighten the company's overall spread. The provision for loan losses of $300,000 is sufficient to bring the allowance for loan losses to a balance considered to be adequate to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based upon a detailed evaluation of the portfolio, current economic conditions and trends, historical loan loss experience and other risk factors.

Noninterest income increased $141,000 or 8.3% to $1,854,000 as of June 30, 1998. This increase is primarily the results of increased activity in the mortgage banking functions of the Bank. Non interest expenses decreased $165,000 or 2.5% to $6,512,000 as of June 30, 1998. While there are some fluctuations in operating expenses due to the El Camino merger and the opening of the Atascadero Branch in the first half of 1997, the primarily reason for the decrease in 1998 is due to recurring expenses no longer paid by the Company due to the merger with Mid-State Bank.

CAPITAL RESOURCES

The Company and its bank subsidiary are subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based upon an institution's asset risk profile and off-balance sheet exposures, such as unused loan commitments and letters of credit. The following table sets forth the Company's and the Bank's leverage and risk-based capital ratios at June 30, 1998:

 (In thousands)                    COMPANY                BANK
                             -----------------     -----------------
                              Amount      %        Amount       %
                             -------    ------     -------    ------
LEVERAGE RATIO               $36,678    10.96%     $35,628    10.70%
Regulatory minimum           $13,381     4.00%     $13,315     4.00%
Excess                       $23,297     6.96%     $22,313     6.70%

RISKED-BASED RATIOS
Tier 1 capital               $36,678    16.10%     $35,628    15.67%
Tier 1 minimum               $ 9,111     4.00%     $ 9,097     4.00%
Excess                       $27,567    12.10%     $26,531    11.67%

Total capital                $38,936    17.09%     $37,886    16.66%
Total capital minimum        $18,223     8.00%     $18,194     8.00%
Excess                       $20,713     9.09%     $19,692     8.66%

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

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a summary of matters submitted to vote at the Annual Meeting of Shareholders of BSM Bancorp:

     a)   The Annual Meeting of Shareholders was held on June 18, 1998.

     b) The meeting involved the approval of merger agreement, election of directors and approval of proposed amendments to 1996 stock option plan. With shares represented totaling 2,300,669 of the 3,008,639 outstanding, the merger was approved by a vote of 2,238,853 in favor to 61,816 against. The proposed amendments to the 1996 stock option plan were approved with 2,159,207 votes in favor to 141,462 against.

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

     c)   The results of the election of the directors were as follows:

                                           For      Authority Withheld
                                       ---------    ------------------
          Armand Acosta                2,566,432        28,682
          Richard E. Adam              2,565,232        29,882
          Fred L. Crandall, Jr.        2,566,432        28,682
          A. J. Diani                  2,566,432        28,682
          William A. Hares             2,565,232        29,882
          Roger A. Ikola               2,566,432        28,682
          Toshiharu Nishino            2,566,432        28,682
          Joseph Sesto, Jr.            2,566,432        28,682
          William A. Snelling          2,565,472        29,642
          Mitsuo Taniguchi             2,566,432        28,682
          Joseph Ziemba                2,566,432        28,682

     d) The above directors, with the exeption of A. J. Diani, William A. Hares and William A. Snelling, have resigned their positions as directors of the Company.

ITEM 5 - OTHER INFORMATION

The proposed merger, referenced in item 4 above, received all requisite approvals from the Company's regulatory agencies and from the shareholders of BSM Bancorp. Presented below is a pro forma (unaudited) Statement of Financial Position for the consolidated entity as of June 30, 1998. The merger became effective July 10, 1998.

(in thousands)                                      BSM Bancorp    Mid-State Bank     Consolidated
                                                    -----------    --------------     ------------
Cash and Due From Banks                               $ 21,512        $ 60,941        $   82,453
Fed Funds Sold                                          20,245          14,000            34,245
Investment Securities
     Available for Sale                                 36,062         397,993           434,055
     Held to Maturity                                   58,303               0            58,303
Net Loans                                              183,649         344,839           528,488
Other Assets                                            18,721          50,003            68,724
                                                      --------        --------        ----------
TOTAL ASSETS                                          $338,492        $867,776        $1,206,268
                                                      --------        --------        ----------
                                                      --------        --------        ----------
Non-interest bearing demand                           $ 74,601        $139,223        $  213,824
Interest bearing NOW, Savings and Money Market         108,037         411,057           519,094
Time Deposits                                          116,857         216,254           333,111
                                                      --------        --------        ----------
   Total Deposits                                      299,495         766,534         1,066,029
Other Liabilities                                          430          16,841            17,271
Total Equity Capital                                    38,567          84,401           122,968
                                                      --------        --------        ----------
                                                      ------------------------------------------
TOTAL LIABILITIES AND EQUITY                          $338,492        $867,776        $1,206,268
                                                      --------        --------        ----------
                                                      --------        --------        ----------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     A)  Exhibits

  Exhibit No.                Exhibit
  --------------------------------------------------------------------------
     2.1       Plan of Reorganization and Merger Agreement dated November
               20, 1996 - Annex 1 of Written Consent Statement/Prospectus*
     2.2       Plan of Reorganization and Merger Agreement dated January
               29, 1997 and amended on March 18, 1998, by and between
               Company, The Bank and Mid-State Bank***
     3.1       Articles of Incorporation of Registrant*
     3.2       Amendment to Articles of Incorporation of Registrant*
     3.3       Amendment to Articles of Incorporation of Registrant*
     3.4       Bylaws of the Registrant*
     10.1      Form of Indemnification Agreement*
     10.2      BSM Bancorp 1996 Stock Option agreement as approved by
               California Department of Corporations**
     10.4      Nipomo Branch Land Lease*
     10.5      Lompoc Branch Lease*
     10.6      Form of "Change in Control" Employment Contract**
     27        Financial Data Schedule (for SEC use only)

              *All documents listed are incorporated by reference and can be found in the Registration Statement of the Company filed on Form S-4 (Commission File No 333-16951). The effective date was January 29, 1997
              **This exhibit is contained in BSM Bancorp's Quarterly Report on
                Form 10-Q for the period ended March 31, 1997, filed with the Commission on May 15, 1997 (Commission File No. 333-16951), and incorporated by reference.
              ***Document listed is incorporated by reference and can be found in the BSM Bancorp's Registration Statement on Form S-4 (File No. 333-48181)

     B)  Reports on Form 8-K

         During the first quarter of 1998, the Company filed two Current Reports on Form 8-K, one as of January 16, 1998, and the second as of February 3, 1998. Both reports were filed pursuant to Item 5 and related to the Agreement to Merge and Plan of Reorganization by and among the Company, Mid-State Bank and Bank of Santa Maria.

         On July 20, 1998, the Company filed an additional report related to the Agreement to Merge and Plan of Reorganization by an among the Company, Mid-State Bank and Bank of Santa Maria. That report indicated that the merger transaction contemplated by this Agreement had been completed as of close of business on July 10, 1998.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BSM Bancorp
                                            (Registrant)




                                            /s/ William A. Hares
                                            ----------------------
Date:    July 10, 1998                      William A. Hares
                                            President and
                                            Chief Executive Officer





                                            /s/ Susan Forgnone
                                            ----------------------
Date:    July 10, 1998                      Susan Forgnone
                                            Executive Vice President
                                            and Loan Administrator