Form 10-Q
period 1998-09-30
MID-STATE BANCSHARES
filed 1998-11-13
CIK 1027324

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20429

                                    FORM 10-Q

/X/   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

/ /   Transition report under Section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the transition period from   N/A   to   N/A.
                                             -------    -------


                        Commission File Number 333-16951

                              MID-STATE BANCSHARES
                              --------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                   77-0442667
--------------------------------           ------------------------------------
(State or Other  Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

   1026 GRAND AVE. ARROYO GRANDE, CA                      93420
----------------------------------------   ------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

                    Issuer's Telephone Number: (805) 473-7700
                                              ----------------

        Securities to be registered under Section 12(b) of the Act: NONE

          Securities to be registered under Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of class)

Check whether the Bank (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 4, 1998, the aggregate market value of the common stock held by non-affiliates of the Bank was: $233,730,286.
                                -------------

Number of shares of common stock of the Bank outstanding as of November 4, 1998:
10,066,200 shares

                              MID-STATE BANCSHARES
                               September 30, 1998
                                      Index

                                                                                   PAGE
                                                                                   ----
PART I - FINANCIAL INFORMATION
    Item 1 - Financial Statements
             Consolidated Statements of Financial Position as of
             September 30, 1998, December 31, 1997, and September 30, 1997. ....     3
             Consolidated Statements of Income for the three and nine months
             ended September 30, 1998 and September 30, 1997....................     4
             Consolidated Statements of Cash Flows for the three and nine
             months ended September 30, 1998 and September 30, 1997.............     5
             Notes to Consolidated Financial Statements.........................     6
    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................     9
    Item 3 - Quantitative and Qualitative Disclosure About Market Risk..........    13
    Item 4 - Disclosures concerning Year 2000 issues............................    16

PART II - OTHER INFORMATION
     Item 1 - Legal Proceedings.................................................    18
     Item 2 - Changes in Securities and Use of Proceeds.........................    18
     Item 3 - Defaults Upon Senior Securities...................................    18
     Item 4 - Submission of Matters to a Vote of Security Holders...............    18
     Item 5 - Other Information.................................................    18
     Item 6 - Exhibits and Reports on Form 8-K..................................    18

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                              MID-STATE BANCSHARES
                  Consolidated Statements of Financial Position
                 (Interim Periods Unaudited - figures in 000's)

ASSETS                                      Sept. 30, 1998     December 31, 1997        Sept. 30, 1997
-----------------------------------------------------------------------------------------------------------
Cash and Due From Banks                        $    84,776           $    92,180           $    91,721
Fed Funds Sold                                      29,865                17,461                17,074

Investment Securities:
  Available For Sale                               457,665               419,314               419,012
  Held-to-Maturity (Market value of                 51,494                62,767                56,620
  $52,411, $63,074 and $56,729,
  respectively)

Loans, net of unearned income                      543,576               540,877               523,986
         Allowance for Loan Losses                 (13,257)              (13,365)              (12,977)
                                               -----------           -----------           -----------
Net Loans                                          530,319               527,512               511,009

Premises and Equipment                              30,714                33,172                31,111
Accrued Interest Receivable                         10,917                10,503                10,285
Investments in Real Estate, Net                      8,386                 8,768                 9,603
Other Real Estate Owned, Net                           278                 3,480                 5,764
Other Assets                                        11,187                11,188                11,447
                                               -----------           -----------           -----------
         TOTAL ASSETS                          $ 1,215,601           $ 1,186,345           $ 1,163,646
                                               -----------           -----------           -----------
                                               -----------           -----------           -----------

LIABILITIES AND EQUITY
-----------------------------------------------------------------------------------------------------------
Non Interest Bearing Demand                    $   219,907           $   212,077           $   200,920
NOW Accounts, Money Market
         and Savings Deposits                      527,882               523,577               515,242
Time Deposits Under $100,000                       241,089               240,391               237,836
Time Deposits $100,000 or more                      89,792                87,301                82,336
                                               -----------           -----------           -----------
         TOTAL DEPOSITS                          1,078,670             1,063,346             1,036,334

Accrued Interest Payable and
         Other Liabilities                          10,443                 8,970                19,024
                                               -----------           -----------           -----------
         TOTAL LIABILITIES                       1,089,113             1,072,316             1,055,358

Shareholders' Equity:
Common Stock and Surplus (Shares                    42,720                41,576                31,978
  Outstanding of 10,059,  9,896 and
  9,558, respectively)
Retained Earnings                                   77,568                70,667                74,959
Unrealized Gain
  on Available for Sale Securities                   6,200                 1,786                 1,351
                                               -----------           -----------           -----------
         TOTAL EQUITY                              126,488               114,029               108,288
                                               -----------           -----------           -----------
         TOTAL LIABILITIES AND EQUITY          $ 1,215,601           $ 1,186,345           $ 1,163,646
                                               -----------           -----------           -----------
                                               -----------           -----------           -----------

                              MID-STATE BANCSHARES
                        Consolidated Statements of Income
          (Unaudited - figures in 000's except earnings per share data)

                                                            Three Month Period                Nine Months
                                                              Ended Sept. 30,               Ended Sept. 30,

                                                             1998           1997           1998           1997
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
         Interest and fees on loans                       $13,907        $13,427        $41,572        $39,734
         Interest on investment securities                  7,578          6,916         21,897         19,708
         Interest on fed funds sold, other                    700            522          1,706          1,322
                                                          -------        -------        -------        -------
                  TOTAL INTEREST INCOME                    22,185         20,865         65,175         60,764
                                                          -------        -------        -------        -------

INTEREST EXPENSE:

         Interest on NOW, money market and savings          2,225          2,249          6,595          6,637
         Interest on time deposits                          4,277          4,206         12,852         12,087
         Interest on mortgages, other                         105             63            256            135
                                                          -------        -------        -------        -------
                  TOTAL INTEREST EXPENSE                    6,607          6,518         19,703         18,859
                                                          -------        -------        -------        -------

NET INTEREST INCOME BEFORE PROVISION                       15,578         14,347         45,472         41,905
Less: Provision for loan losses                                 0              0            300             30
                                                          -------        -------        -------        -------
NET INTEREST INCOME AFTER PROVISION                        15,578         14,347         45,172         41,875
                                                          -------        -------        -------        -------

OTHER OPERATING INCOME:
         Service charges and fees                           1,590          1,707          4,897          5,107
         Other noninterest income                           2,551          2,319          8,218          6,659
                                                          -------        -------        -------        -------
                  TOTAL OTHER OPERATING INCOME              4,141          4,026         13,115         11,766
                                                          -------        -------        -------        -------

OTHER OPERATING EXPENSE:
         Salaries and employee benefits                     6,317          6,786         19,816         19,759
         Occupancy and furniture                            1,805          1,963          5,583          5,779
         Provisions for losses on investments in                0            600              0          1,800
               real estate
         Other operating expenses                           3,257          3,581         10,482         10,522
         Non-recurring merger related charges               6,938              0          6,938              0
                                                          -------        -------        -------        -------
                  TOTAL OTHER OPERATING EXPENSE            18,317         12,930         42,819         37,860
                                                          -------        -------        -------        -------

Income before taxes                                         1,402          5,443         15,468         15,781
Provision for income taxes                                  2,000          1,240          6,637          3,385
                                                          -------        -------        -------        -------
NET (LOSS) INCOME                                         $(  598)       $ 4,203        $ 8,831        $12,396
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

EARNINGS PER SHARE - BASIC                                $( 0.06)       $  0.42        $  0.88        $  1.24
                   - DILUTED                              $( 0.06)       $  0.42        $  0.87        $  1.23

                              MID-STATE BANCSHARES
                      Consolidated Statements of Cash Flows
                         (Unaudited - figures in 000's)

                                                                      Three Month Period       Nine Month Period
                                                                        Ended Sept. 30,         Ended Sept. 30,
                                                                       1998        1997        1998        1997
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
         Net (Loss) Income                                           $    (598)  $   4,203   $   8,831   $  12,396
         Adjustments to reconcile net (loss) income to net cash
         provided by operating activities:
               Provision for credit losses                                   0           0         300          30
               Provision for losses on investments in real estate            0         600           0       1,800
               Provision for losses: merger related surplus assets       2,500           0       2,500           0
               Depreciation and amortization                               896         993       2,673       2,805
               Net amortization of prem./discounts-investments             310         230         851         786
               Decrease (increase) in accrued interest receivable          612         140        (414)         19
               (Decrease) Increase in other liabilities                   (148)      2,225       1,485       2,984
               Decrease in other assets                                  3,278       1,442           1         934
               Other changes, net                                       (1,650)       (502)     (1,795)     (2,186)
                                                                     ---------   ---------   ---------   ---------
         Net cash provided by operating activities                       5,200       9,331      14,432      19,568
                                                                     ---------   ---------   ---------   ---------

INVESTING ACTIVITIES
         Net cash from proceeds of real estate                             422       3,130       3,584       6,637
         Proceeds from sales and maturities of investments              26,435      34,828     118,869      98,327
         Purchases of investments                                      (38,196)    (69,562)   (140,989)   (136,147)
         Increase in loans                                              (1,496)     (9,359)     (2,699)    (16,902)
         Purchases of premises and equipment, net                         (466)       (710)     (2,715)     (1,639)
                                                                     ---------   ---------   ---------   ---------

         Net cash used in investing activities                         (13,301)    (41,673)    (23,950)    (49,724)
                                                                     ---------   ---------   ---------   ---------

FINANCING ACTIVITIES
         Increase in deposits                                           12,641      29,927      15,324      35,331
         (Decrease) Increase in short-term borrowings                   (6,663)       (912)        (13)        411
         Exercise of stock options                                          66          32       1,144          84
         Cash dividends paid                                                (0)     (1,385)     (1,937)     (1,831)
                                                                     ---------   ---------   ---------   ---------

         Net cash provided by financing activities                       6,044      27,662      14,518      33,995
                                                                     ---------   ---------   ---------   ---------

         (Decrease) Increase in cash and cash equivalents               (2,057)     (4,680)      5,000       3,839

         Cash and cash equivalents at beginning of period              116,698     113,475     109,641     104,956
                                                                     ---------   ---------   ---------   ---------

         Cash and cash equivalents at end of period                  $ 114,641   $ 108,795   $ 114,641   $ 108,795
                                                                     ---------   ---------   ---------   ---------
                                                                     ---------   ---------   ---------   ---------

                              MID-STATE BANCSHARES
                   Notes to Consolidated Financial Statements
           (Information with respect to interim periods is unaudited)

NOTE A - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

The accompanying consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank which includes the Bank and the Bank's subsidiaries, MSB Properties and Mid Coast Land Company (collectively the "Company" or "Bank" or "Mid-State"). All significant intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Form 10-K Annual Reports for the year ended December 31, 1997 of both Mid-State Bank and BSM Bancorp (see Note D below). A summary of the Company's significant accounting policies is set forth in the Notes to consolidated financial statements contained therein.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the accounting policies reflected in the audited consolidated financial statements included in the Annual Reports on Form 10-K for the year ended December 31, 1997 of both Mid-State and BSM Bancorp (see Note D below). The merger of BSM Bancorp, Bank of Santa Maria and Mid-State was completed on July 10, 1998. The merger was accounted for on a pooling of interests basis and as a result, prior periods are combined and restated as if the two organizations were historically one unit. They do not, however, include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

NOTE B - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute Earnings Per Share ("EPS"). Figures are in thousands, except earnings per share data.

                                                 Three Month Period Ended                  Three Month Period Ended
                                                      Sept. 30, 1998                            Sept. 30, 1997
                                         Earnings         Shares           EPS       Earnings       Shares            EPS
-------------------------------------------------------------------------------------------------------------------------------
Net (Loss) Income as reported              $(598)                                    $ 4,203

BASIC EARNINGS PER SHARE:
         (Loss) Income available to
         common shareholders               $(598)         10,055        $  (0.06)    $ 4,203         9,959        $   0.42

Effect of dilutive securities:
         Stock options                                        93                                        85

DILUTED EARNINGS PER SHARE:
         (Loss) Income available to
         common shareholders               $(598)         10,148        $  (0.06)    $ 4,203        10,044        $   0.42

                                                  Nine Month Period Ended                   Nine Month Period Ended
                                                      Sept. 30, 1998                            Sept. 30, 1997
                                          Earnings        Shares          EPS        Earnings       Shares          EPS
-------------------------------------------------------------------------------------------------------------------------------
Net Income as reported                     $8,831                                    $12,396

BASIC EARNINGS PER SHARE:
         Income available to
         common shareholders               $8,831         10,017        $   0.88     $12,396         9,956        $   1.24

Effect of dilutive securities:
         Stock options                                        93                                        85

DILUTED EARNINGS PER SHARE:
         Income available to
         common shareholders               $8,831         10,110        $   0.87     $12,396        10,041        $   1.23

NOTE C - NEW ACCOUNTING PRONOUNCEMENT

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

                                                                           Three Month Period Ended,
               (In thousands)                                           Sept. 30, 1998   Sept. 30, 1997
                                                                        -------------------------------
               Net (Loss) Income                                           $(  598)         $ 4,203

               Other Comprehensive Income - unrealized gain on
               available for sale securities, net of tax expense of
               $2,797 and $848 for the three months ended Sept
               30, 1998 and 1997, respectively                               4,195            1,270
                                                                           -------          -------
               Comprehensive Income                                        $ 3,597          $ 5,473
                                                                           -------          -------
                                                                           -------          -------
               (In thousands)                                              Nine Month Period Ended,
                                                                        Sept. 30, 1998   Sept. 30, 1997
                                                                        -------------------------------
               Net Income                                                  $ 8,831          $12,396

               Other Comprehensive Income - unrealized
               gain on available for sale securities,
               net of tax expense of $2,856 and
               $296 for the nine months ended Sept. 30,
               1998 and 1997, respectively                                   4,500              449
                                                                           -------          -------

               Comprehensive Income                                        $13,331          $12,845
                                                                           -------          -------
                                                                           -------          -------

NOTE D - MERGER OF MID-STATE BANK, BANK OF SANTA MARIA AND BSM BANCORP

As reported in the Company's recent Reports on Form 10-K and Form 8-K, the Company entered into an Agreement to Merge and Plan of Reorganization (the "agreement") dated January 29, 1998 and amended on March 27, 1998 by and among Mid-State Bank, BSM Bancorp and Bank of Santa Maria. This matter was submitted to a vote of the shareholders of Mid-State Bank at its Annual Meeting on June 17, 1998. The matter was also submitted to a vote of the shareholders of BSM Bancorp, the parent company of Bank of Santa Maria, on June 18, 1998. The shareholders of both organizations approved the merger. Co-terminus with the completion of the merger on July 10, 1998, BSM Bancorp changed its name to Mid-State Bancshares and remained the parent company to the merged bank, which retained the Mid-State Bank name. The merger was accounted for on a pooling of interests basis and as a result, prior periods are combined and restated as if the two banks were historically one unit.

The following summarizes the separate revenue and net income of BSM Bancorp and Mid-State Bank that have been reported in the restated financial statements included herein (dollars in 000's):

                                              Nine Month             Three Month            Nine Month
                                              Period Ended           Period Ended           Period Ended
                                              September 30, 1998*    September 30, 1997     September 30, 1997
-------------------------------------------------------------------------------------------------------------------
Interest and non-interest income:
         BSM Bancorp *                        $14,721                $ 7,208                $21,000
         Mid-State Bank: Pre-merger*           37,243                 17,683                 51,530
         Mid-State Bank: Post-merger           26,326                      0                      0
                                              -------                -------                -------
                  Total                       $78,290                $24,891                $72,530
                                              -------                -------                -------
                                              -------                -------                -------
Net Income (Loss):
         BSM Bancorp *                        $ 2,306                $ 1,142                $ 2,992
         Mid-State Bank: Pre-merger*            7,123                  3,061                  9,404
         Mid-State Bank: Post-merger           (  598)                     0                      0
                                              -------                -------                -------
                  Total                       $ 8,831                $ 4,203                $12,396
                                              -------                -------                -------
                                              -------                -------                -------

* For the nine month period ended September 30, 1998, figures for BSM Bancorp and Mid-State Bank (pre-merger), reflect the six month period ended June 30, 1998. The merger was completed July 10, 1998 so that figures for the three month period ended September 30, 1998 showing the separate revenue and net income for BSM Bancorp and Mid-State Bank are not meaningful. Results from July 1st through July 10, 1998 are not material to the financial statements.

The shares outstanding for Mid-State Bancshares at September 30, 1998 results from the following activity in 1998:

         December 31, 1997 - Shares Outstanding:     Mid-State Bank             6,905,100
                                                     BSM Bancorp                2,990,939

         Stock Options Exercised Prior to Merger:    Mid-State Bank                 2,700
                                                     BSM Bancorp                   71,400
         Additional shares issued in connection with the exchange
         for Mid-State Bancshares stock (effective July 10, 1998)                  83,813

         Stock Options Excercised Post Merger:       Mid-State Bancshares           4,740
                                                                               ----------
         September 30, 1998 - Shares Outstanding Mid-State Bancshares          10,058,692
                                                                               ----------
                                                                               ----------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SELECTED FINANCIAL DATA - SUMMARY. The following table provides certain selected financial data at September 30, 1998 and September 30, 1997 and the unaudited results of operations for the quarter ended and year-to-date ended on those dates (unaudited). Prior year information has been restated to reflect the merger of BSM Bancorp, Bank of Santa Maria, and Mid-State Bank as if the organizations were historically one unit.


-----------------------------------------------------------------------------------------------------------------------
                                                                 Quarter-ended                    Year-to-Date
                                                           Sept. 30,       Sept. 30,        Sept. 30,     Sept. 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         1998            1997             1998           1997
-----------------------------------------------------------------------------------------------------------------------
SUMMARY INCOME STATEMENT:
Interest Income                                           $    22,185      $   20,865        $65,175        $60,764
Interest Expense                                                6,607           6,518         19,703         18,859
-----------------------------------------------------------------------------------------------------------------------
Net Interest Income                                            15,578          14,347         45,472         41,905
Provision for Loan Losses                                           -               -            300             30
Non-interest income                                             4,141           4,026         13,115         11,766
Non-interest expense                                           18,317          12,930         42,819         37,860
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                      1,402           5,443         15,468         15,781
Provision for income taxes                                      2,000           1,240          6,637          3,385
-----------------------------------------------------------------------------------------------------------------------
Net (Loss) Income                                         $      (598)     $    4,203        $ 8,831        $12,396
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

PER SHARE:
Net (Loss) Income - basic                                 $     (0.06)     $     0.42        $  0.88        $  1.24
Net (Loss) Income - diluted                               $     (0.06)     $     0.42        $  0.87        $  1.23
Weighted avg. shares used in basic E.P.S. calculation          10,055           9,959         10,017          9,956
Cash dividends                                            $         -      $     0.14        $  0.19        $  0.18
Stock dividend                                                      -               -              -              -
Dividend payout ratio                                            0.0%           33.3%          21.6%          14.5%
Book value at period-end (adjusted for stock dividends)   $     12.57      $    10.87
Shares outstanding at period end (actual)                      10,059           9,558
Closing Market Price of Stock (1)                         $     24.00      $    20.65

AT PERIOD-END:
Cash and cash equivalents                                 $    84,776      $   91,721
Investments and Fed Funds Sold                                539,024         492,706
Loans, net                                                    530,319         511,009
Other assets                                                   61,482          68,210
-------------------------------------------------------------------------------------
   Total Assets                                           $ 1,215,601      $1,163,646
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

Non-interest bearing deposits                             $   219,907      $  200,920
Interest bearing deposits                                     858,763         835,414
Other borrowings                                                4,482           7,835
Other liabilities                                               5,961          11,189
Shareholders' equity                                          126,488         108,288
-------------------------------------------------------------------------------------
   Total Liabilities and Shareholders' equity             $ 1,215,601      $1,163,646
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

                                                                      Quarter-ended                  Year-to- Date
                                                                     Sept. 30,       Sept. 30,     Sept. 30,        Sept. 30,
                                                                 -------------------------------------------------------------
                                                                         1998         1997          1998             1997
                                                                 -------------------------------------------------------------
ASSET QUALITY:
Non Accrual Loans                                                        1,283        3,539
Loans past due 90 days or more                                           2,286        1,410
Other real estate owned (acquired through foreclosure)                     278        5,764
Total non performing assets                                              3,847       10,713
Ratio of ending non performing assets to ending assets                   0.32%        0.92%

FINANCIAL RATIOS
For the period:
     Return on assets (2)                                               -0.19%        1.46%         0.99%            1.49%
     Return on equity (2)                                               -1.90%       15.76%         9.82%           16.13%
     Net interest margin (2)                                             5.77%        5.66%         5.74%            5.66%
     Net loan charge-offs (recoveries) to avg. loans (2)                 0.25%        0.19%         0.10%            0.04%
     Efficiency ratio                                                    92.9%        70.4%         73.1%            70.5%
At Period-End:
     Equity to average assets (leverage ratio)                            9.8%         9.2%
     Tier One capital to risk-adjusted assets                            16.1%        14.9%
     Total capital to risk-adjusted assets                               17.3%        16.0%
     Loan loss reserve to loans, gross                                    2.4%         2.5%
     Ending loans (net) to ending deposits                               49.2%        49.3%

(1) Closing price shown for September 30, 1997 reflects combined market capitalization of Mid-State Bank and BSM Bancorp, divided by shares outstanding as of September 30, 1998, for comparability purposes.

(2)   Ratio reflects annualized performance.

     PERFORMANCE SUMMARY. The Company incurred $6.9 million of one-time only charges to expense in the third quarter of 1998 as a result of the merger between Bank of Santa Maria, Mid-State Bank and BSM Bancorp. The effect of this mostly non-deductible, one-time only charge was to reduce reported earnings of the Company. Mid-State's net income for the first 9 months of 1998 was $8,831,000, a decrease of 28.9% over the $12,423,000 earned in the like 1997 period. Absent the merger charges, earnings would have increased to $15,769,000, or 26.9%. The Company posted a Net Loss for the third quarter in 1998 of $(598,000) compared to Net Income of $4,203,000 in the comparable 1997 quarter. Absent the merger charges, earnings would have increased to $6,340,000, or 50.8%.

   These earnings represented an annualized return on assets of 0.99% (1.77% when the one-time charges are excluded) on a year-to-date basis and -0.19% (2.06% when the one-time charges are excluded) for the third quarter, compared to 1.63% and 1.79%, respectively, earned in the comparable 1997 periods. The annualized return on equity was 9.82% (17.39% when the one-time charges are excluded) for the nine months of 1998 compared to 16.13% for the 1997 period. In comparing the third quarter only results, the return on equity was -1.90% (20.17% when the one-time charges are excluded) in 1998 compared to 15.76% in 1997. Year-to-date, basic net income per share was $0.88 ($0.87 diluted) compared to $1.24 basic and $1.23 diluted, after giving effect to the 5% stock dividend which was effective at the end of 1997 and the additional shares issued in connection with the merger. For the third quarter, per share results were $(0.06) (basic and diluted) compared to $0.42 (basic and diluted) in 1997. Absent the impact of the merger related charges, basic net income per share was $1.57 for the 9 month period and $0.63 for the three month period ended September 30, 1998. Absent the impact of the merger related charges, diluted income per share was $1.56 for the nine month period and $0.62 for the three month period ended September 30, 1998.

     Earnings, excluding the $6.9 million of one-time merger charges, for the nine months increased compared to the 1997 period due primarily to improvements in Mid-State's net interest margin (up $3.6 million) and non interest income sources (up $1.3 million). Non interest expense, excluding the one-time merger charges, were down during the nine months of 1998 compared to the 1997 period by $2.0 million. Tax expense partially offset some of these gains, having increased from $3.4 million in the nine month 1997 period to $6.7 million in the comparable 1998 period.

     NET INTEREST INCOME. Mid-State's year-to-date annualized yield on interest earning assets was 8.22% for the first nine months of 1998 compared to 8.21% in the like 1997 period. In a similar manner, annualized interest expense as a percent of earning assets declined from 2.55% in the first nine months of 1997 to 2.48% in this year's first nine months. As a result, Mid-State's annualized Net Interest Income, expressed as a percent of earning assets, was up slightly at 5.74% for the nine month period of 1998 compared to 5.66% in the comparable 1997 period. Annualized Net Interest Income as a percent of average total assets improved from 5.04% in the first nine months of 1997 to 5.11% in the 1998 period.

     Earning assets on average were $71 million higher in the nine month 1998 period ($1,060 million compared to $989 million) which is up about 7.2% from the like 1997 period. Average deposits in this same time-frame were up $48 million ($1,042 million compared to $994 million) explaining part of the increase in average assets. The remaining portion of the increase is a result of a combination of three factors - (1) the retention of earnings in the Bank, (2) the decline in non performing assets and investments in real estate and (3) a reduction in non earning balances held at the Federal Reserve Bank.

     PROVISION AND ALLOWANCE FOR LOAN LOSSES. Mid-State did not make a provision to the allowance for loan losses in the third quarter of 1998. Year-to-date, the Bank provided $300,000 as a charge to expense to the Allowance for Loan Losses. Management continues to believe that the allowance, which stands at 2.4% of total loans at September 30, 1998, down from 2.5% one year earlier, is adequate to cover future losses. The $13.3 million allowance is now more than three times the level of non performing assets which have declined to $3.8 million from $10.7 million one year earlier. Non performing assets consist of loans on nonaccrual, accruing loans 90 days or more past due and Other Real Estate Owned. While continuing efforts are made to improve overall asset quality, Management is unable to estimate what and under what exact terms problem assets will be resolved.

     Changes in the allowance for loan losses for the periods ended September 30, 1998 and 1997 are as follows:

                                                               (000's)
                                                        Quarter ended Sept. 30,           Year-to-date Sept. 30,
                                                        -----------------------           ----------------------
                                                           1998          1997               1998           1997
                                                           ----          ----               ----           ----
Balance, beginning of the period                          $13,592       $13,223            $13,365        $13,140

Provision for loan losses                                       0             0                300             30

Recoveries of loans previously charged-off                    166           180                606          1,051

Loans charged off                                            (501)         (426)            (1,014)        (1,244)
                                                          -------       -------            -------        -------
Balance, end of period                                    $13,257       $12,977            $13,257        $12,977
                                                          -------       -------            -------        -------
                                                          -------       -------            -------        -------

     At September 30, 1998, the recorded investment in loans which have been identified as impaired loans, totaled $4,542,356. Of this amount, $2,387,985 related to loans with no valuation allowance and $2,154,371 related to loans with a corresponding valuation allowance of $257,065. Impaired loans totaled $6,871,305 at September 30, 1997. Of that amount, $2,863,003 related to loans with no valuation allowance and $4,008,302 related to loans with a corresponding valuation allowance of $763,183. The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position. For the quarter ended September 30, 1998, the average recorded investment in impaired loans was $4,723,530 compared to $7,931,242 in the 1997 period.

     NONINTEREST INCOME. Noninterest income for the first nine months of 1998 was $13.1 million, up $1.3 million from the 1997 period, or 11.5%. The major explanation for the increase was in gain on sale of OREO properties (up $400 thousand) and in the amount of recoveries of prior periods losses (up $518 thousand). Recoveries of prior periods losses included recoveries of legal charges, accrued interest write-offs, operating losses and other losses. Additionally, sales of properties at Mid Coast Land Company resulted in an increase of $424 thousand in income. Service Charge earnings, which are a major component of noninterest income, were down by $210 thousand compared to the year-to-date figure one year ago. Other categories of noninterest income showed modest to flat growth over this time frame.

     NONINTEREST EXPENSE. Noninterest expense for the first nine months of 1998 was $42.8 million ($35.9 million without the non-recurring merger charges). This compares to $37.9 million in the comparable 1997 period. There was a reduction of $1.8 million charged to expense for the allowance for losses on investments in real estate in 1998 compared to the 1997 period. This reduction was in addition to other modest decreases of $196 thousand in occupancy expenses and $40 thousand net across the remaining other categories. Recurring staff expense charges were up a modest $57 thousand when comparing the 9 month period of 1998 to the like period in 1997.

     PROVISION FOR INCOME TAXES. The year-to-date provision for income taxes was $6,735,000, compared to $3,384,800 for the same period in 1997. The effective tax rate in 1998 was 43.2% compared to 21.4% in 1997. The effective tax rate in 1998 is slightly higher than a normalized effective tax rate due to the non-deductibility of certain merger related expenses for tax purposes, offset in part by the reversal of approximately $2.6 million of valuation allowance during the 9 month year-to-date 1998 period. The 1997 effective tax rate was lower than a normalized rate due to the reversal of $5.4 million of tax valuation allowance. The continued reversal of the tax valuation allowance reflects a general reduction in the level of net deferred tax assets of the Company, combined with an increase in the overall earnings capacity of the Company. For the full year 1998, the Company expects to utilize most, if not all, of the $3.7 million in valuation allowance available to it as of January 1, 1998.

     BALANCE SHEET. Total assets at September 30, 1998 totaled $1,215.6 million, up 4.5% from the level one year earlier of $1,163.6 million. Net loans were a component of this growth, increasing from $511.0 million at the end of September, 1997 to $530.3 million in 1998. Investments and fed funds sold grew significantly from $492.7 million one year earlier to $539.0 million this year. Other non earning asset categories declined when comparing 1998 to 1997.

     Total asset growth was funded through a $42.3 million increase in deposits and an $18.2 million increase in stockholders' equity when comparing 1998 over 1997. There was a modest decrease in other liabilities of $8.6 million, comparing the mid-year periods. Of the $18.2 million increase in stockholders' equity, $4.8 million was generated by an increase in the unrealized gain (loss) on available for sale securities.

     Mid-State's loan to deposit ratio of 49.2% at September 30, 1998 is down slightly from the 49.3% ratio one year earlier. There is ample internal liquidity to fund improvements in this ratio through Mid-State's investment portfolio which is categorized 90% as available for sale.

     INVESTMENT SECURITIES. Fed funds sold represent $29.9 million of the $539.0 million portfolio noted above. Of the remaining $509.1 million, 37% is invested in U.S. Treasury securities, 25% is invested in U.S. Government agency obligations, 34% is invested in securities issued by states and political subdivisions in the U.S. and 4% is invested in mortgage-backed securities and other securities. 90% of all these investment securities have stated maturities which are due prior to December 31, 2002. Approximately 33% matures in less than one year. Actual maturities will vary somewhat from stated maturities because certain issuers, especially in the mortgage-backed securities portfolio, may have the right to prepay their obligations at a faster rate than that indicated by their contractual maturity.

     CAPITAL RESOURCES. Total stockholders' equity increased from $108.3 million at September 30, 1997 to $126.5 million at September 30, 1998. Net income over this 12 month time period of $14.1 million less cash dividends of $1.9 million plus a $4.8 million increase in unrealized gains on available for sale securities plus $1.2 million in stock options exercised accounted for the $18.2 million increase. Capital continues to be strong with Mid-State Bancshare's ratio of tier one equity capital to average assets ("leverage ratio") at 9.8% up from 9.2% one year earlier. Similarly, Mid-State's ratios of tier one capital and total capital to risk-adjusted assets also increased. The Tier One ratio went from 14.9% one year earlier to 16.1% at September 30, 1998. The Total Capital ratio went from 16.0% one year earlier to 17.3% at September 30, 1998.

     LIQUIDITY. Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

     IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Quarterly Report on Form 10-Q which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include, but are not limited to, the real estate market, the availability of loans at acceptable prices, the general level of economic activity both locally and nationally, interest rates, actions by the Company's regulatory agencies, the Company's ability to profitably integrate the operations of the now merged institutions of Bank of Santa Maria into Mid-State Bank, and actions by competitors of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Bank's risk exposure to changes in interest rates is minimal. A recent review, using eight months 1998 year-to-date data, of the potential changes in the Bank's net interest income over a 12 month time horizon showed that it could fluctuate under very extreme alternative rate scenarios from between +4.9% and -12.1% of the base case (rates unchanged) of $60.9 million. The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management feels that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Bank's net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

                                                                                        Change
                                                                                       From Base
                                                                                       ---------
                 Rates Down Very Significant                                            -12.1%
                 (Prime down to 4.50% over 12 months)
                 Rates Down Significant                                                  -9.2%
                 (Prime down to 6.00% over 12 months)
                 Rates Down Modestly                                                     -3.9%
                 (Prime down to 7.50% over 12 months)
                 Base Case - Rates Unchanged                                               --
                 (Prime unchanged at 8.50% over 12 months)
                 Rates Up Modestly                                                       +3.7%
                 (Prime up to 9.50% over 12 months)
                 Rates Up Aggressive                                                     +4.9%
                 (Prime up to 11.00% over 12 months)
                 Rates Up Very Aggressive                                                +3.6%
                 (Prime up to 12.50% over 12 months)

Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $527.9 million) interest is based on rates set at the discretion of Management ranging from 1.00% to 2.30%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments. These characteristics are the main reasons that a 4% decline in Prime decreases net interest income by 12.1% while a 4% increase in Prime increases net interest income just 3.6%. Management believes that under current market conditions, deposit rates would be increased more aggressively in order to maintain the Bank's deposit base.

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to - competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Bank, customer behavior, and Management's responses. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.43% to a high of 5.93%. Based on the scenarios above, the net interest margin under the alternative scenarios ranges from 4.78% to 5.67%. Management feels this range of scenarios is conservative in view of its historical performance, but no assurances can be given that actual experience will fall within this range.

The Bank's exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil. The Bank does not own any instruments within these markets.

ITEM 4 - DISCLOSURES CONCERNING YEAR 2000 ISSUES

         STATE OF READINESS. The Company began implementation of its Year 2000 Plan in 1997. It has complied with all time-frames associated with that Plan and is on schedule to meet all remaining deadlines. The most significant component of that plan was the replacement of the Bank's mainframe computer and software system with a Year 2000 compliant system. That task was completed in July 1998 with the installation of the Information Technology Incorporated software on new Unisys equipment. This system is widely believed to be Year 2000 compliant and other banking organizations have completed Year 2000 testing with favorable results. The Company plans to complete its own testing of the system by the end of 1998. Other systems are currently being assessed including in-house applications, outside vendor applications, environmental systems and parties with whom the Company exchanges information. This process has been actively underway for some time and while no assurance can be given that all systems will be addressed, the Management feels that it should be able to address all "Mission Critical" tasks in a timely matter. Testing of "Mission Critical" systems and implementations of compliant systems should be substantially complete by the end of 1998.

         Additionally, the Bank has been mailing, and received a number of positive responses to, its Request for Compliance Assessment Letters to certain of its credit customers. The Company has also issued Compliance Acknowledgement Questionaires to new credit customers. While no assurance can be given that the Year 2000 problem could not negatively effect certain of the Bank's credit customers and hence negatively effect the Bank, Management feels that it has proactively addressed the Year 2000 issue as it may affect its customers. The Company has also been designing and distributing printed materials through mailings and statement stuffers, holding informational seminars for the Bank's business customers, and engaged a speaker at its October 1997 Annual Economic Symposium who addressed this issue.

         COSTS TO ADDRESS YEAR 2000 ISSUES. It is important to note that the Company's current computer system had been fully depreciated after serving the Bank for over 7 years. It was due for replacement irrespective of the Year 2000 issue. The total capital cost of the new mainframe, software, terminals and ATM's associated with the Bank's conversion to date have totaled approximately $6.9 million, all of which has been capitalized and will be amortized over their expected useful lives. It is expected that additional purchases of certain equipment will be necessary, but the Company does not expect that the total cost will exceed $7.5 million. Amortizing these capitalized costs over their expected useful lives, Management would expect monthly depreciation expense in the $150 thousand range. A majority of this expected amount did begin impacting the income statement in August of 1998. The costs associated with the mailings, questionaires, seminars and other activities noted above is not expected to have a material effect on the financial position or results of operations of the Company.

         RISKS FOR THE COMPANY FROM YEAR 2000 ISSUES. Like all financial institutions, Mid-State Bank relies heavily on its computer and software programs to accurately process and keep track of customer financial records and transactions. Failure of this hardware and software, especially if for an extended period of time, could pose a significant risk to the viability of the Company. Management believes that its Year 2000 plan, especially as it relates to its recent computer hardware and software conversion noted above, fully mitigates this direct risk from the Year 2000 problem.

         Credit risks associated with the difficulties incurred by the Bank's customers which have problems resulting from Year 2000 issues are considered low to moderate. Factors considered include, but are not limited to, 1) the review of the Request for Compliance Assessment Letters and Compliance Acknowledgment Questionaires received to date, 2) the understanding of each customer's business which the Bank has, 3) underlying secondary sources of collateral available to the Bank in the event of default by the customer, 4) the Bank's allowance for loan losses, 5) the potential effects of general economic disruptions (e.g. - transportation, communications, electrical) on the customer and 6) the "ripple effects" from problems elsewhere in the economy which end up effecting the customer.

         THE COMPANY'S CONTINGENCY PLAN. The Company has set a goal of completing its Contingency Plans for all Mission Critical processes by December 31, 1998. The Company has been working on these plans and would expect to test certain of these contingency plans during 1999. Moreover, should additional contingency plans be needed or revisions to developed plans be appropriate, Management believes it would still have time to make adjustments prior to the end of 1999.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Mid-State is not a party to any material legal proceeding.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         There were no material changes in securities and uses of proceeds during the period covered by this report.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Shareholders for a vote during the third quarter of 1998.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A)       Exhibits

         Exhibit No.                                 Exhibit
------------------------------------------------------------------------------------------------
         1.0                Agreement to Merge and Plan of Reorganization dated January 29,1998 and amended on March 27, 1998 by and among Mid-State Bank, BSM Bancorp and Bank of Santa Maria. Incorporated by reference from Appendix A to the Company's definitive proxy materials for its 1998 Annual Meeting.

         27            Financial Data Schedule (for SEC use only)

         B)       Reports on Form 8-K

                            During the first quarter of 1998, the Company filed
                       two Current Reports on Form 8-K, one as of January 29, 1998 and the second as of February 3, 1998. Both reports were filed related to the Agreement to Merge and Plan of Reorganization by and among the Mid-State Bank, BSM Bancorp and Bank of Santa Maria.

                            On July 20, 1998, the Company filed an additional
                       report related to the Agreement to Merge and Plan of Reorganization by and among the Company, BSM Bancorp and Bank of

                       Santa Maria. That report indicated that the merger transaction contemplated by this Agreement had been completed as of close of business on July 10, 1998.

                            On August 19, 1998, the Company filed a report
                       changing the registrant's certifying independent public accountant. This report was subsequent to the regular Board of Directors meeting of Mid-State Bancshares on August 12, 1998 at which the Board voted to appoint Arthur Andersen, LLP, as its independent public accountants, replacing Vavrinek, Trine, Day and Company. Arthur Andersen, LLP, had been the independent public accountants for Mid-State Bank prior to the merger of Bank of Santa Maria into Mid-State Bank, at which time BSM Bancorp became the holding company for Mid-State
                       Bank and changed its name to Mid-State Bancshares. The change of accountants was related solely to the merger. There had been no adverse opinions issued, no qualifications or modifications of opinion related to BSM Bancorp's financial statements, no disagreements with respect to accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The change was related solely to the merger.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Mid-State Bank
                                       (registrant)

Date: November 6, 1998                 By: /s/ CARROL R. PRUETT
                                           -------------------------------------
                                           CARROL R. PRUETT
                                           President and Chief Executive Officer

Date: November 6, 1998                 By  /s/ JAMES G. STATHOS
                                           -------------------------------------
                                           JAMES G. STATHOS
                                           Executive Vice President
                                           and Chief Financial Officer