Form 10-K405
period 1998-12-31
MID-STATE BANCSHARES
filed 1999-03-31
CIK 1027324

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES

                              EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD N/A TO N/A
                        COMMISSION FILE NUMBER 333-16951
                              MID-STATE BANCSHARES
             (Exact name of registrant as specified in its charter)

       California                                                77-0442667
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

         1026 Grand Ave.
         Arroyo Grande, CA                                          93420
(Address of principal executive offices)                          (Zip Code)

    Registrant's telephone number, including area code : (805) 473-7700

     Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:
                                 Common Stock
                                (no par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes[X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 23, 1999 was $263,168,960.

The number of shares of common stock of the registrant outstanding as of March 23, 1999 was 10,088,282.

The following documents are incorporated by reference herein: Part III, Items 10 through 13 are incorporated from Registrant's definitive proxy statement for the 1999 Annual Meeting of Shareholders.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
--------------------------------------------------------------------------------
                                 PART I
--------------------------------------------------------------------------------

ITEM 1.  DESCRIPTION OF BUSINESS                                               3

ITEM 2.  PROPERTIES                                                           18

ITEM 3.  LEGAL PROCEEDINGS                                                    20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  20

--------------------------------------------------------------------------------
                                 PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY                                20
         AND RELATED SHAREHOLDER MATTERS

ITEM 6.  SELECTED FINANCIAL DATA                                              23

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                              24
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT                        44
         MARKET RISK

ITEM 7B. DISCLOSURE ABOUT RISKS ASSOCIATED WITH YEAR 2000 ISSUES              44

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         F-1

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                        47
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------
                                PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   47

ITEM 11. EXECUTIVE COMPENSATION                                               47

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                      47
         AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       47

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND                          47
         REPORTS ON FORM 8-K

--------------------------------------------------------------------------------
                                    PART I
--------------------------------------------------------------------------------

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

MID-STATE BANCSHARES AND MID-STATE BANK

Mid-State Bancshares (The "Company") is the parent company to Mid-State Bank, its 100% owned principal subsidiary. Mid-State Bancshares (formerly BSM Bancorp) was formed on July 10, 1998, the effective date of the merger of Bank of Santa Maria with and into Mid-State Bank. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHC Act") and is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

Mid-State Bank (the "Bank") was incorporated under the laws of the State of California and commenced operations on June 12, 1961 as a California state chartered bank. The Bank's accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"), but it is not a member of the Federal Reserve System. At December 31, 1998 the Company had total assets of $1.2 billion, total deposits of $1.08 billion and total shareholders' equity of $133.7 million.

The Bank operates 28 full service retail banking offices along the central coast of California throughout Santa Barbara and San Luis Obispo counties. The Bank's headquarters is located in Arroyo Grande and it also serves the communities of Paso Robles, Cambria, Templeton, Atascadero, Cayucos, Morro Bay, Los Osos, San Luis Obispo, Pismo Beach, Grover Beach, Guadalupe, Nipomo, Santa Maria, Orcutt, Lompoc, Vandenberg Village, Buellton, Santa Ynez, Solvang, Goleta and Santa Barbara. The headquarters' mailing address is 1026 Grand Ave., Arroyo Grande, CA 93420, Telephone: (805) 473-7700. The Bank can also be reached through its internet address at www.midstatebank.com.

The Bank is a full-service community bank offering a broad range of banking products and services, including accepting time and demand deposits, originating commercial loans, consumer loans and real estate loans, providing escrow services, and making other investments. The Bank originates several types of loans, including secured and unsecured commercial and consumer loans, commercial and residential real estate mortgage loans, and commercial and residential construction loans. The Bank's loans are primarily short-term and adjustable rate. Special services and requests beyond the lending limits of the Banks are arranged through correspondent banks.

The Company, through the Bank, derives its income primarily from interest received on real estate loans, commercial loans and consumer loans and, to a lesser extent, from interest on investment securities, fees received in connection with loans and other services offered, including loan servicing and escrow and deposit services. The Company's major operating expenses are the interest it pays on deposits and on borrowings and general operating expenses. The Bank relies on a foundation of locally generated deposits, and management believes it has a relatively low cost of funds due to a high percentage of low cost and non-interest bearing deposits. The Company's operations, like those of other financial institutions operating in

California, are significantly influenced by economic conditions in California, including the strength of the real estate market, and the fiscal and regulatory policies of the federal government and of the regulatory authorities that govern financial institutions. See "Supervision and Regulation."

When the Company uses or incorporates by reference in this Annual Report on Form 10-K (the "Annual Report") the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

BANK SUBSIDIARIES

The Bank operates two wholly owned subsidiaries - Mid Coast Land Company and MSB Properties. Mid Coast Land Company was founded in 1984 pursuant to section 751.3 of the California Bank Law. Section 751.3 provided that State chartered banks were authorized to invest in a corporation that engaged in real estate activities. The Federal Deposit Insurance Corporation (FDIC) Improvement Act (FDICIA) became law in December 1991. Under FDICIA the Bank, through Mid Coast Land Company, would have been required to substantially eliminate its real estate development activities. The Bank received an extension of that deadline to December 31, 2000 for good cause. The Bank is in the process of completing the divestiture of the assets held by Mid Coast Land Company which were approximately $6.8 million on the Bank's consolidated investments in real estate (reflecting $7.0 million in gross holdings netted against a $262 thousand reserve). The holdings and results of operations of Mid Coast Land are included within the consolidated financial statements of the Bank. For further information concerning Mid Coast Land Company, see the subsidiaries activity section of the Management's Discussion and Analysis section and Footnote number 7 to the Financial Statements included in Item 8 of this Report.

MSB Properties was incorporated under the laws of the State of California in May of 1968 allowing for the ownership of property which may be reasonably necessary for the expansion of the Bank's business, or which is otherwise reasonably related to the conduct of the Bank's business, pursuant to Section 752 of the Financial Code of the State of California.

The holdings and results of operations of MSB Properties are included within the consolidated financial statements of the Bank. MSB Properties had earnings of $1.4 million, $1.6 million, and $1.3 million in 1998, 1997 and 1996, respectively. For further information concerning MSB Properties, see the "Subsidiary Activity" portions of the Management's Discussion and Analysis section of the Financial Condition and Results of Operations which is included in Item 7 of this Report.

ACQUISITION OF BANK OF SANTA MARIA

On January 29, 1998, the Bank entered into an Agreement to Merge and Plan of Reorganization (the "Agreement") with BSM Bancorp ("Bancorp") and its wholly owned subsidiary Bank of Santa Maria, Santa Maria, California ("Santa Maria"). The merger was completed after obtaining all requisite approvals on July 10, 1998.

The transaction was structured as a so-called "reverse triangular merger." Pursuant to the transaction, among other things, (1) Bank of Santa Maria was merged with and into Mid-State Bank, (2) BSM Bancorp became the bank holding company for Mid-State Bank and changed its name to Mid-State Bancshares and
(3) the outstanding shares of BSM Bancorp at the effective date of the transaction remained outstanding and the shareholders of Mid-State Bank became shareholders of BSM Bancorp in accordance with the exchange ratio set forth in the Agreement. For purposes of the exchange ratio, a share of BSM Bancorp stock was valued at $29.37. Each share of Mid-State Bank stock outstanding at the effective time of the transaction was exchanged for the number of shares of Bancorp stock equal to the reciprocal of the number determined by dividing $29.37 by the "Average Closing Price." The Average Closing Price meant the average of the daily closing prices of a share of the Bank's stock during the 20 consecutive trading days that the Bank's stock trades ending on the third trading day immediately before the effective day of the transaction. That average price was $29.01 resulting in an exchange ration of 1.0123. Total shares issued in connection with the merger equaled 83,813. When completed, of the 10,053,452 shares outstanding effective with the merger, 6,991,613 were former Mid-State Bank shareholders (69.54%) and 3,061,839 were former BSM Bancorp shareholders (30.46%).

The merger was accounted for as a pooling of interests. As a result, prior periods are combined and restated as if the two organizations were historically one unit.

SERVICES

The Bank offers a full range of commercial banking services including the acceptance of checking accounts, NOW accounts, Savings accounts, Money Market accounts, and various types of time certificates of deposit (including various maturities and individual retirement accounts). The Bank makes a variety of construction and land development loans, real estate related loans, home equity credit lines, installment loans, agricultural and commercial loans, SBA loans, and credit card lines. Other services offered by the Bank include, but are not limited to, safe deposit boxes, travelers cheques, notary public, merchant depository services for VISA and Mastercard, cash management, home banking, telephone voice response system and ATM's.

The Bank's organization and structure is designed to serve the banking needs of individuals and small to medium sized businesses in Santa Barbara and San Luis Obispo counties.

DEPOSIT AND LIABILITY MANAGEMENT

Deposits represent the Bank's primary source of funds. As of December 31, 1998 the Bank had approximately 28,815 non interest bearing demand deposit accounts representing $224.5 million, or $7,800 per account. The Bank also had over 102,045 NOW, Money Market and Savings accounts amounting to $539.4 million on deposit, or about $5,300 per account. There were over 16,060 time certificates of deposit outstanding at December 31, 1998 representing $324.8 million on deposit with an average deposit balance of approximately $20,200. Of the total time certificates of deposit, only $88.7 million represented holders who carried an amount on deposit of $100,000 or more - about 27% of the total.

The Bank is not dependent on a single or a few customers for its deposits, most of which are obtained from individuals and small to medium sized businesses. This results in the relatively small average balances noted above and allows the Bank to be less subject to the adverse effects of the loss of a large depositor. As of December 31, 1998, no individual, corporate, or public depositor accounted for more than 1% of the Bank's total deposits.

Liquidity is the Bank's ability to meet fluctuations in deposit levels and to provide for the credit needs of its customers. The objective in liquidity management is to maintain a balance between the sources and uses of funds. Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits. The Bank holds overnight Fed Funds Sold as a cushion for temporary liquidity needs. For 1998, Fed Funds Sold averaged $49.4 million representing 4.1% of average assets. In addition, the Bank maintains Federal Funds lines of $30 million with major correspondents, subject to customary terms for such arrangements.

The Bank's internally calculated liquidity ratio, which measures the percentage of total liabilities (excluding equity) which are used to fund cash, cash equivalents and non-pledged marketable securities, was 57.0% - well above the Bank's policy minimum of 15%.

LOANS

The Bank's Loan to Deposit ratio stood at approximately 50.7% at year-end 1998. This is below other Banks on the Central Coast which average about 63%. It is the Bank's goal to increase its Loan to Deposit ratio by growing its Loan Portfolio without sacrificing credit quality.

The Bank maintains an allowance for loan losses which is netted against loans on the balance sheet. Additions to the allowance are made by charges to operating expenses. All loans deemed to be uncollectible are charged to the allowance; subsequent recoveries are credited to the allowance. The amount in the loan loss allowance is an estimate of the losses inherent in the loan portfolio as determined by a variety of factors considered by Management. Factors include, but are not limited to, the current economic climate, type and quality of loans in the portfolio, trends in delinquencies, trends in losses, trends in non-accrual totals, diversification of the portfolio, exposure of the Bank's loan clients to losses from year 2000 issues, value of available collateral and the cost of collateral liquidation.

As of December 31, 1998, the Bank's allowance for loan losses stood at $12.9 million or 2.3% of gross loans. It also represents 205% of non performing loans (non-accrual loans plus loans 90 days or more past due). Outside factors, not within the Bank's control, such as adverse changes in the economy, can effect the adequacy of the allowance and there can be no assurance that, in any given period, the Bank might not suffer losses which are substantial in relation to the size of the allowance. During the year 1998, the Bank experienced charge-offs, net of recoveries, of $764 thousand, or 0.14% of average loans.

UNDERWRITING AND CREDIT ADMINISTRATION

The lending activities of Mid-State Bank are guided by the lending policies established by the Bank's Board of Directors. The credit policy is managed through periodic reviews and approved annually by the Board.

Each loan must meet minimum underwriting criteria established in the Bank's lending policy. Lending authority is granted to officers of the Bank on a limited basis, dependent upon individual knowledge and experience. Loan requests exceeding individual officer approval limits are approved by the Administrative Loan Committee. Loan requests exceeding these limits are submitted to the Executive Loan Committee, which consists of the President and Chief Executive Officer and three outside directors. Each of these committees meets on a regular basis in order to provide timely responses to the Bank's clients.

Mid-State Bank's credit administration function includes an internal review and the regular use of an outside loan review firm. In addition, the Special Assets Committee, composed of senior officers meet once a month and review delinquencies, non-performing assets, classified assets and other pertinent information about the loan portfolio. The information reviewed by this committee is submitted to the Board of Directors on a monthly basis.

LOAN PORTFOLIO

At December 31, 1998, Mid-State Bank's gross loan portfolio totaled $553.8 million. By portfolio segment, this is distributed as follows:

            Construction and Land Development                     12.6%
            Real Estate - Farmland                                 3.1%
            Real Estate - Residential                             18.3%
            Real Estate - Non Farm, Non Residential               23.4%
            Home Equity Credit Lines                               9.9%
            Credit Card and Related                                1.7%
            Installment                                            5.5%
            Agricultural Production                                6.4%
            Commercial, Other                                     19.1%
                                                                  -----
                                                                 100.0%


The interest rates charged for the loans made by the Bank vary with the degree of risk, size and maturity of the loans. Rates are generally affected by competition, associated factors stemming from the client's deposit relationship with the Bank along with the cost of funds.

COMMERCIAL LOANS. The Bank provides personal financial services to diverse commercial and professional businesses in the marketplace. Commercial loans consist primarily of short term loans (normally with a maturity of under one year) for working capital and business expansion.

Commercial loans typically include revolving lines of credit collateralized by inventory, accounts receivable and equipment. Emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment, and in some instances, third-party guarantees or highly liquid collateral (such as time deposits and investment securities). Commercial loan pricing is generally at a rate tied to the prime rate (as quoted in the WALL STREET JOURNAL) or the Bank's reference rates.

The Bank participates in a Small Business Administration (SBA) loan guarantee program. Those programs used include both the 504 program, which is focused toward longer-term financing of buildings and other long-term assets, and the 7A program, which is primarily used for financing of the equipment, inventory and working capital needs of eligible businesses, generally over a three-to-seven year term. The Bank's collateral position in the SBA loans is enhanced by the SBA guarantee in the case of 7A loans, and by lower loan-to-value ratios under the 504 program.

REAL ESTATE CONSTRUCTION AND DEVELOPMENT LOANS. The Bank's real estate construction loan activity has focused on providing short-term (less than one year maturity)loans to individuals and developers with whom the Bank has established relationships for the construction primarily of single family residences in the Bank's market area.

Residential real estate construction loans are typically secured by first deeds of trust and require guarantees of the borrower. The economic viability of the project and the borrower's credit-worthiness are primary considerations in the loan underwriting decision. The Bank utilizes approved independent local appraisers as well as in-house staff, and loan-to-value ratios which generally do not exceed 70% to 80% of the appraised value of the property. The Bank monitors projects during the construction phase through regular construction inspections and a disbursement program tied to the percentage of completion of each project.

The Bank also occasionally makes land loans to individuals who intend to construct a single-family residence on the lot, generally within 24 months. In addition, the Bank has occasionally in the past, and may to a greater extent in the future, make commercial real estate construction loans to high-net-worth clients with adequate liquidity for construction of office and warehouse properties. Such loans are typically secured by first deeds of trust and require guarantees of borrowers.

COMMERCIAL REAL ESTATE TERM LOANS. The Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the properties are either used by the owner for business purposes (owner-used properties) or have income derived from tenants (investment properties). The Bank's loan policies require the principal balance of the loan to be no more than 70% of the stabilized appraised value of the underlying real estate collateral. The loans, which are typically secured by first deeds of trust only, generally have terms of no more than ten years and are amortized over 25 years. Most of these loans have rates tied to the prime rate, with many adjusting whenever the prime rate changes; the remaining loans adjust every five years depending upon the term of the loan.

CONSUMER AND OTHER LOANS. The Bank's consumer and other loan portfolio is divided between installment loans secured by automobiles and other consumer purposes. Installment loans tend to be fixed rate and longer-term (one-to-five-year maturity). The Bank also has a minimal portfolio of credit card and related loans, issued as an additional service to its clients.

INVESTMENT SECURITIES

The Bank maintains a portfolio of investment securities to provide income and to serve as a secondary source of liquidity for its operations in conjunction with Federal Funds Sold (see liquidity management above). The Bank's investment policy provides for the purchase of United States Treasury Securities, United States Government Agency Securities, Mortgage Backed Securities, Obligations of State and Political Subdivisions, and Other Securities as permitted by Federal and State regulation. As of December 31, 1998, the aggregate carrying value of the Investment Portfolio was $516.7 million. Of this total, $174.8 million was invested in U.S. Treasury Securities, $135.5 million in U.S. Government Agencies, $13.2 million in Mortgage Backed Securities, $190.4 million in Obligations of State and Political Subdivisions and $2.9 million in Other Securities. The types of securities held are influenced by several factors, among which are: rate of return, maturity, and risk. Generally, the Bank endeavors to stagger the maturities of its securities so that it has regular maturities for liquidity purposes.

Acceptable securities may be pledged to secure public deposits from State and Public Agencies. As of December 31, 1998, the Bank had public funds totaling approximately $7.7 million. The Bank has made available $43.3 million of securities to securitize these funds. Excess collateral can be released as needed.

ECONOMIC CLIMATE

The economy in the Bank's trade area is based upon agriculture, oil, tourism, light industry, the aerospace industries and retail trade. Services supporting those involved in these industries have also developed in the areas of medical, financial and educational services. Population in the two county area totals about 635,000 people with about 62% of them in Santa Barbara County and the balance in San Luis Obispo County. Certain economic activities are unique to the area such as the space launching facilities at Vandenberg Air Force Base (which is now also being used by private commercial enterprises) and the production of seeds for various flowers grown worldwide. While major oil companies have elected to do business elsewhere (due to the very stringent county business regulations), smaller production companies have moved in to continue the oil industry in the area. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches make large contributions to the local economy. Access to numerous recreational activities, including both mountains and beaches, provide a fairly stable tourist industry from larger metropolitan areas such as the Los Angeles/Orange County basin and the San Francisco Bay area. With the diversity of the various types of industries in the Bank's service area, the Central Coast, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity than many other areas of California.

COMPETITION

The banking business in California generally, and in the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as trust services and international banking which are not offered directly by the Bank; but which can be offered indirectly by the Bank through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual customer are based upon a percentage of a bank's total capital accounts.) The Bank's unsecured and secured lending limits were approximately $21,993,000 and $36,656,000, respectively, at December 31, 1998.

Although within the Bank's trade area, there are few companies who would require more funds than the Bank can legally lend. Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank in the acquisition of deposits. Banks also compete with money market funds and other money market instruments which are not subject to interest rate ceilings.

In order to compete with other competitors in their primary service areas, the Bank attempts to use, to the fullest extent, the flexibility which its independent status permits. This includes an emphasis on specialized services, local promotional activity, and personal contacts by its officers, directors and employees. In particular, the Bank offers highly personalized banking services.

EMPLOYEES

At December 31, 1998, the Bank had a total of 703 employees. A number of these employees are part-time however. On a full-time equivalent basis, these employees represent 622 positions. The Bank believes that its employee relations are satisfactory.

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

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation has been introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. See "Financial Modernization Legislation."

SUPERVISION AND REGULATION

The Bank is extensively regulated under both federal and state law. Set forth below, is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

THE COMPANY

The Company is a bank holding company within the meaning of the BHC Act and is registered as such with, and subject to the supervision of, the Federal Reserve Board. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

The Company is required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging , directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates when the Federal Reserve Board determines that the activity or the control or the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

Under the Federal Reserve Board's regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and filed reports and proxy statements pursuant to such Act with the Securities and Exchange Commission ("SEC").

THE BANK

The Bank is chartered under the laws of the State of California and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the DFI and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition.

Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes relate to many aspects of the Banks operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

CAPITAL STANDARDS

The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends. The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 1998.

                                           DECEMBER 31, 1998
                                           -----------------
                                                Minimum
                                                 Capital              Well
                                  Actual       Requirement        Capitalized
                                  ------       -----------        -----------
Leverage ratio                    10.5%           4.0%                5.0%
Tier 1 risk-based ratio           16.7%           4.0%                6.0%
Total risk-based ratio            17.9%           8.0%               10.0%

Under applicable regulatory guidelines, the Bank was also considered "Well Capitalized" at December 31, 1998.

On January 1, 1998 new legislation became effective which, among other things, gave the power to the DFI to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of the bank is less than the greater of (i) 3% of the banks total assets or (ii) $1,000,000.

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

    "Well capitalized"                           "Adequately capitalized"
    ------------------                           ------------------------
    Total risk-based capital of 10%;             Total risk-based capital of 8%;
    Tier 1 risk-based capital of 6%; and         Tier 1 risk-based capital of 4%; and
    Leverage ratio of 5%.                        Leverage ratio of 4%.

    "Undercapitalized"                           "Significantly undercapitalized"
    ------------------                           --------------------------------
    Total risk-based capital less than 8%;        Total risk-based capital less than 6%;
    Tier 1 risk-based capital less than 4%; or    Tier 1 risk-based capital less than 3%; or
    Leverage ratio less than 4%.                  Leverage ratio less than 3%.

    "Critically undercapitalized"
    -----------------------------
    Tangible equity to total assets less than 2%.

An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment. The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage;
(v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

PREMIUMS FOR DEPOSIT INSURANCE

All deposits of the Bank are insured by the FDIC through the Bank Insurance Fund ("BIF") which are subject to FDIC insurance assessment. The amount of FDIC assessment paid by individual insured depository institutions is based upon their relative risk as measured by regulatory capital ratios and certain other factors. During 1995, the FDIC significantly reduced premium rates assessed on deposits insured by the BIF. As a result of its "Well Capitalized" status, the Bank paid the minimum required premium in 1998.

FINANCIAL MODERNIZATION LEGISLATION

Various proposals to adopt comprehensive financial modernization legislation have been introduced in Congress which include, among other things, elimination of the federal thrift charter, creation of a uniform financial institutions charter, expansion of bank powers, and integration of banking, commerce, securities activities and insurance. In May 1998, the House passed legislation that would have overhauled the financial services industry and would have, among other things, allowed mergers among banking, securities and insurance firms. Congress adjourned for 1998 without the passage of similar legislation by the Senate. Similar legislation has already been introduced in both houses of Congress in the current session. It is currently impossible to predict whether and in what form financial reform legislation will be passed in 1999 or in the future or what the impact of such legislation might be on the Company, its financial condition and business as well as its results of operations.

COMMUNITY REINVESTMENT ACT

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." At its last examination by the FDIC, the Bank received a CRA rating of "Satisfactory."

ACCOUNTING CHANGES

From time to time the Financial Accounting Standards Board ("FASB") issues pronouncements which govern the accounting treatment for the Company's financial statements. For a description of the recent pronouncements applicable to the Company (see the Notes to the Financial Statements included in Item 7 of this Report). The FASB recently agreed to solicit comments by means of an Invitation to Comment as part of its business combinations project. While the Board has not yet deliberated the issues or conclusions from the Invitation to Comment, it is possible that certain changes to methods of accounting for business combinations may result. Specifically, the "pooling method" of accounting could be changed or possibly even eliminated. Financial institutions often prefer to account for mergers using this method and many of the mergers in the financial institutions industry in the last several years have been accounted for using the pooling method. The impact of such accounting change, if adopted, on mergers and acquisitions involving financial institutions and upon the Company and the value of its Common Stock cannot presently be predicted.

POTENTIAL ENFORCEMENT ACTIONS

Commercial banking organizations, such as the company and the Bank, may be subject to potential enforcement actions by the FDIC and the DFI for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act.

ITEM 2. PROPERTIES
        ----------

The Company's principal office is located at 1026 Grand Avenue, Arroyo Grande, California. In total as of December 31, 1998, the Bank owned 21 of its offices and leased 7 other locations. Information regarding offices of Bank of Santa Maria consolidated and discontinued is set forth below.

OWNED BY BANK OR SUBSIDIARY:                   LOCATION OF OFFICES                           ENCUMBRANCE
Arroyo Grande*                                 991 Bennett Avenue                               NONE
Arroyo Grande                                  1026 Grand Avenue                                NONE
Arroyo Grande*                                 550 Camino Mercado                               NONE
Arroyo Grande*                                 398 Sunrise Terrace                              NONE
Atascadero                                     6950 El Camino Real                          $189,403.32
Buellton                                       West Highway 246 & Central                       NONE
Cambria                                        1070 Main Street                                 NONE
Goleta Valley                                  5956 Calle Real                                  NONE
Grover Beach                                   899 Grand Avenue                                 NONE
Grover Beach*                                  140 North Second Street                          NONE
Guadalupe                                      905 Guadalupe Street                             NONE
Lompoc                                         828 North "H" Street                             NONE
Los Osos                                       1001 Los Osos Valley Road                        NONE
Morro Bay                                      251 Harbor Street                                NONE
Nipomo                                         615 West Tefft Street                            NONE
Paso Robles                                    845 Spring Street                                NONE
Pismo Beach                                    801 Price Street                                 NONE
San Luis Obispo                                75 Santa Rosa                                    NONE
San Luis Obispo                                2276 Broad Street                                NONE
Santa Maria                                    720 North Broadway                               NONE
Santa Maria                                    2739 Santa Maria Way                             NONE
Santa Maria                                    1554 South Broadway                              NONE
Santa Maria                                    519 E. Main Street                               NONE
Templeton                                      1025 Las Tablas Road                             NONE
Vandenberg Village                             3745 Constellation Road                          NONE

FORMER BANK OF SANTA MARIA OFFICES WHICH HAVE BEEN CONSOLIDATED AND ARE BEING
SOLD:

OWNED BY BANK OR SUBSIDIARY:                   LOCATION OF OFFICES                          ENCUMBRANCE
Paso Robles                                    840 Spring Street                                NONE

Orcutt Oak Knolls                              1070 East Clark                                  NONE

Grover Beach                                   1580 Grand Avenue                                NONE

Santa Maria                                    528 South Broadway                               NONE


                                          LEASED BY BANK OR SUBSIDIARY

Cayucos                                        107 North Ocean Avenue                       $1,423.50 per month
                                                                                            Expires November, 2002

Paso Robles                                    705 Golden Hill Road                         $9,463.00 per month
                                                                                            Expires, August, 2000

Oak Knolls - Orcutt                            1110 East Clark, Santa Maria                 $8,959.00 per month
                                                                                            Expires October, 2000

Oak Park - Pismo Beach                         865 Oak Park Boulevard                       $9,837.00 per month
                                                                                            Expires March, 2008

Santa Barbara                                  921 Carpinteria Street                       $9,396.58 per month
                                                                                            Expires May, 2017

Santa Maria*                                   2801 - B Santa Maria Way                     $1,296.99 per month
                                                                                            Expires April, 2000

Santa Ynez                                     3600 Sagunto Street                          $2,000.00 per month
                                                                                            Expires May, 2002

Solvang                                        1600 Copenhagen Drive                        $9,688.69 per month
                                                                                            Expires April, 2003


                           FORMER BANK OF SANTA MARIA OFFICES LEASED BY BANK -
                                       WHICH WILL BE SUB-LEASED OR EXPIRE

Lompoc                                         1325 North H. Street                         $5,783.00 per month
                                                                                            Expires October, 1999

Nipomo                                         630 W. Tefft Street                          $3,394.61 per month
                                                                                            Expires Feb. 2015


*ALL OFFICES LISTED ABOVE (EXCLUDING THOSE FORMER BANK OF SANTA MARIA OFFICES BEING SOLD OR SUB-LEASED) ARE FULL-SERVICE OFFICES, EXCEPT THOSE WITH ASTERISKS NOTED ABOVE. ASTERISKS REPRESENT NON-BANKING SUPPORT OFFICES (E.G., ADMINISTRATION, DATA PROCESSING, SUPPLIES WAREHOUSE, CREDIT SERVICES, TRAINING FACILITIES, ET. AL.).

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Company is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. The Company is not a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's business) and no such proceedings are known to be contemplated.

There are no material proceedings adverse to the Company to which any director, officer, affiliate of the Company or 5% shareholder of the Company, or any associate of any such director, officer, affiliate or 5% shareholder of the Company is a party, and none of the above persons has a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

-------------------------------------------------------------------------------
                                 PART II
-------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         ---------------------------------------------------------------------

MARKET INFORMATION

The Company's Common Stock trades on the Nasdaq National Market under the symbol "MDST."

Prior to July 10, 1998, trading of the Company's Common Stock occurred solely "over the counter," and was limited. Consequently, the prices listed before that date represent quotations by dealers making a market in the Company's Common Stock and reflect inter-dealer prices, without adjustments for mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. On July 10, 1998, the Company's Common Stock was designated for quotation on the Nasdaq National Market. The prices listed below for periods subsequent to July 10, 1998 are as reported by the Nasdaq National Market.

The following table summarizes those trades of the Company's Common Stock of which Management is aware, setting forth the approximate high and low trade prices for each quarterly period ended since January 1, 1997.

                    QUARTER ENDED                                                   SALES PRICES
                    -------------                                  ------------------------------------------------
                          1997                                               LOW                     HIGH
                          ----                                               ---                     ----
                 March 31                                                   $15.00                  $21.00
                 June 30                                                    $16.38                  $22.00
                 September 30                                               $19.75                  $23.75
                 December 31                                                $22.75                  $30.85

                    QUARTER ENDED                                                   SALES PRICES
                    -------------                                  ------------------------------------------------
                          1997                                               LOW                     HIGH
                          ----                                               ---                     ----
                 March 31                                                   $25.63                  $29.25
                 June 30                                                    $28.75                  $32.00
                 September 30                                               $24.00                  $31.25
                 December 31                                                $22.88                  $28.88

HOLDERS

As of December 31, 1998, there were approximately 3,500 holders of the Company's Common Stock. There are no other classes of common equity outstanding.

DIVIDENDS

The Company is a legal entity separate and distinct from the Bank. The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation's assets equal at least 1-1/4 times its liabilities, and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities.

The ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greater of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to federal law. (See, "Item 1 - Description of Business - Prompt Corrective Action and Other Enforcement Mechanisms.")

Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.

The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 1997.

                           PAYABLE DATE                    DIVIDEND
         Jan. 27, 1997 - Mid-State Bank                   5% - Stock
         July 25, 1997 - Mid-State Bank             $0.12 per share - Cash
         Jan. 23, 1998 - Mid-State Bank                   5% - Stock
         June 26, 1998 - Mid-State Bank             $0.15 per share - Cash
         Jan. 22, 1999 - Mid-State Bancshares       $0.12 per share - Cash

Whether or not stock dividends or any cash dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company's profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company.

TRANSFER AGENT

ChaseMellon Shareholder Services serves as the Company's transfer agent. Shareholder inquiries regarding holdings of Mid-State Bancshares Common Stock can be directed to:

                          Sharon Knepper
                          ChaseMellon Shareholder Services
                          400 S. Hope Street
                          Los Angeles, California 90071

Alternatively, ChaseMellon can be contacted via the Internet at www.chasemellon.com.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

CONSOLIDATED FINANCIAL DATA - MID-STATE BANCSHARES
------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                               1998         1997          1996         1995         1994
------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31:
Interest Income (not taxable equivalent)                        $ 86,960     $ 82,276      $ 75,416     $ 74,041    $  68,533
Interest Expense                                                  25,992       25,560        24,150       23,685       19,716
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                               60,968       56,716        51,266       50,356       48,817
Provision for Loan Losses                                            300           30           227          875        2,790
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income after provision for loan losses               60,668       56,686        51,039       49,481       46,027
Non-interest income                                               22,881       16,460        15,819       14,720       13,338
Non-interest expense                                              55,529       50,888        53,842       60,142       66,024
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        28,020       22,258        13,016        4,059      (6,659)
Provision for income taxes                                         9,000        4,616         5,138          210        1,475
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                      $ 19,020     $ 17,642      $  7,878     $  3,849    $ (8,134)
------------------------------------------------------------------------------------------------------------------------------

PER SHARE:
Net Income - basic                                              $   1.90     $   1.77       $  0.79      $  0.39    $  (0.83)
Net Income - diluted                                            $   1.88     $   1.76       $  0.79      $  0.39    $  (0.83)
Weighted avg. shares for Basic E.P.S. calculation                 10,031        9,965         9,948        9,900        9,779
Cash dividends                                                      0.31         0.18          0.10         0.03         0.09
Book value at year-end                                             13.07        11.43          9.76         9.20         7.79
Ending Shares (adj. for stock dividends & merger)                 10,078        9,980         9,962        9,938        9,867

AT DECEMBER 31,
Cash and due                                                    $ 66,761     $ 92,180      $ 91,036     $ 87,631    $  91,758
Investments and Fed Funds Sold                                   568,535      499,542       450,636      394,092      317,816
Loans, net of deferred fees, before allowance                    551,780      540,878       509,020      480,362      515,135
Allowance for Loan & Lease  Losses                               (12,901)     (13,366)      (13,141)     (14,144)     (15,629)
Other assets                                                      60,781       67,111        76,277       95,061      115,861
------------------------------------------------------------------------------------------------------------------------------
     Total Assets                                             $1,234,956   $1,186,345    $1,113,828   $1,043,002   $1,024,941
------------------------------------------------------------------------------------------------------------------------------

Non-interest bearing deposits                                  $ 224,516    $ 212,077     $ 189,578    $ 169,938    $ 164,780
Interest bearing deposits                                        864,159      851,269       811,425      767,940      767,523
Other borrowings                                                   3,049        4,494         7,424        5,589        8,992
Accrued interest payable and
 other liabilities                                                 9,508        4,476         8,205        8,057        6,762
Capital Accounts                                                 133,724      114,029        97,196       91,478       76,884
------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' equity               $1,234,956   $1,186,345    $1,113,828   $1,043,002   $1,024,941
------------------------------------------------------------------------------------------------------------------------------

ASSET QUALITY
     Non-accrual loans                                          $  1,899     $  3,467      $  4,619     $ 14,114     $ 26,089
     Loans past due 90 days or more                                4,399          663         2,801        2,048        5,531
     Other real estate owned                                         259        3,480         7,838       11,814       15,123
------------------------------------------------------------------------------------------------------------------------------
     Total non performing assets                                $  6,557     $  7,610      $ 15,258     $ 27,976     $ 46,743

FINANCIAL RATIOS
For the year:
     Return on assets                                              1.59%        1.57%         0.74%        0.38%       -0.78%
     Return on equity                                             15.35%       16.67%         8.35%        4.53%       -9.19%
     Net interest margin (not taxable equivalent)                  5.69%        5.72%         5.62%        5.94%        5.66%
     Net loan losses (recoveries) to avg. loans                    0.14%       -0.04%         0.30%        0.48%        1.84%
     Efficiency ratio                                              66.2%        69.5%         80.3%        92.4%       106.2%
At December 31:
     Equity to average assets (leverage ratio)                     10.5%         9.5%          8.6%         8.6%         8.3%
     Tier One capital to risk-adjusted assets                      16.7%        14.9%         13.7%        13.1%        12.3%
     Total capital to risk-adjusted assets                         17.9%        16.0%         15.0%        14.3%        13.5%
     Loan loss allowance to loans, gross                            2.3%         2.5%          2.6%         2.9%         3.0%
     Non-accrual loans to total loans, gross                        0.3%         0.6%          0.9%         2.9%         5.1%
     Non performing assets to total assets                          0.5%         0.6%          1.4%         2.7%         4.6%
     Allowance for loan losses to non performing loans              205%         324%          177%          88%          49%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION AND BUSINESS OF THE COMPANY

The Company has as its single, wholly owned subsidiary, Mid-State Bank (the "Bank"). The Bank itself has two wholly owned subisidiaries - MSB Properties and Mid Coast Land Company (discussed above in Part I of this report and later in this Management's Discussion and Analysis). The Bank was founded in 1961 and operates a full service commercial banking business serving its customers on the Central Coast of California. Headquartered in Arroyo Grande, it operates 28 offices in communities throughout San Luis Obispo and Santa Barbara counties. Based on data supplied by Banks in its trade area, Mid-State is the second largest Bank in terms of total assets and is one of 12 independent commercial banks operating in the two county area (the "Central Coast banks"). Of the 300 banks in the State of California, only 23 of them were chartered prior to the Bank.

An Agreement to Merge and Plan of Reorganization by and among Mid-State Bank, BSM Bancorp, and Bank of Santa Maria was effected in 1998. Effective with the completion of the merger on July 10, 1998, BSM Bancorp changed its name to Mid-State Bancshares and remained the parent company to the merged bank, which retained the Mid-State Bank name. The merger was accounted for on a pooling of interests basis and as a result, prior periods are combined and re-stated as if the banks were historically one entity.

The following discussion and analysis will provide insight and supplementary information into the accompanying consolidated financial statements of the Bank. It also provides Management's assessment of the operating trends over the past few years and certain of their expectations for 1999.

Reference is made to the accompanying consolidated financial statements and notes to those statements. Comparable data from peer banks in the Bank's trade area are based on results from those institutions' Call Reports which were supplied to their regulatory agencies as of September 30, 1998. These data are the latest available as of the time of this writing.

The Management's Discussion and Analysis (MD&A) includes "forward-looking statements" within the meaning of Section 27A of the Securities Act. All of the statements contained in the MD&A, other than statements of historical fact, should be considered forward-looking statements, including, but not limited to, those concerning (i) the Company's strategies, objectives and plans for expansion of its operations, products and services, and growth of its portfolio of loans, investments and deposits, (ii) the Company's beliefs and expectations regarding actions that may be taken by regulatory authorities having oversight of the operation, and (iii) the Company's beliefs as to the adequacy of its existing and anticipated allowances for loan and real estate losses. Although the Company believes the expectations reflected in those forward-looking statements are reasonable, it can give no assurance that those expectations will prove to have been correct. All subsequent written and oral forward-looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this qualification. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

1998 RESULTS AND ACCOMPLISHMENTS

FINANCIAL

For 1998, the Company on a consolidated basis reported Net Income of $19.0 million compared to $17.6 million in 1997 and $7.9 million in 1996. The diluted Earnings Per Share was $1.88 compared to $1.76 in 1997 and $0.79 in 1996. Consolidated total assets at December 31, 1998 were $1.235 billion compared to $1.186 billion at December 31, 1997, up approximately 4.1%. Total deposits also increased from $1.063 billion as of December 31, 1997 to $1.089 billion at year-end 1998. Shareholders' common equity stood at $133.7 million at period-end up from its $114.0 million level a year earlier, owing primarily to net income of $19.0 million for 1998. Also impacting shareholders' equity were the unrealized gain on securities available for sale of $4.3 million which is up from $1.8 million one year earlier, as well as, cash dividends paid during 1998 of $3.1 million.

The table below illustrates net income by subsidiary unit. Significant items affecting the income statement in 1998 include: 1) non-recurring merger charges of $5.4 million after-tax, 2) after-tax gains of $3.2 million associated with the disposition of real estate development assets by the company's wholly owned subsidiary, Mid Coast Land Company, and 3) increased realization of deferred tax assets benefiting the income statement ($3.7 million in 1998 compared to $5.4 million in 1997 and $(1.5) million in 1996). All of these items are discussed more fully below in the analysis of income and expense.

   Income (Loss) by subsidiary (000's)         1998         1997          1996
   -----------------------------------         ----         ----          ----
   Bank only, pre-tax                      $  20,769     $  23,120    $  17,560
   MSB Properties, pre-tax                     2,165         2,203        2,024
   Mid Coast Land Co., pre-tax                 5,410        (2,891)      (6,568)
   Parent only, pre-tax                         (324)         (174)          -
   Tax expense                                 9,000         4,616        5,138
   ---------------------------------------------------------------------------------
   Consolidated Mid-State Bancshares       $  19,020     $  17,642    $   7,878


OTHER ACCOMPLISHMENTS IN 1998

The most significant accomplishment during the year, was the successful completion of the merger of Bank of Santa Maria with the Bank. Prior to the announcement of the merger at the end of January 1998, Mid-State Bank had $842 million in assets, 23 office locations and 502 full time equivalent employees. BSM Bancorp and its wholly owned subisidiary, Bank of Santa Maria, which operated entirely within Mid-State Bank's geographical territory, maintained $344 million in assets, 13 branch locations and 199 full time equivalent employees.

The integration of these two entities is complex and involved significant management effort. The goal of this in-market merger was to attain the synergy's available to benefit the stockholders of both organizations, while minimizing the disruption to customers and employees alike. Large strides have been taken towards reaching this end. Full time equivalent employees now total 622, down from the 701 in the pro forma combined organization of one year ago. This will result in on-going staff expense savings over the months ahead. Similarly, because 8 Bank of Santa Maria offices were geographically near Mid-State Bank offices (6 were actually across the street from one another), these offices were consolidated and combined into existing Mid-State Bank branches. Two of these eight locations were sold prior to the end of 1998. Of the remaining six, one has been sub-leased under favorable terms beginning in March 1999. One location was leased, under an agreement that expires in October 1999, and the remaining four locations will be sold as soon as possible. All other locations continue to operate as Mid-State Bank branches, thus expanding to 28 the number of branch locations serving the customer.

In the geographical area known as the Santa Maria Valley, where the majority of Bank of Santa Maria's deposits were domiciled, deposits declined just 3.5% below pre-merger levels. This easily exceeded Management's expectations and post merger industry averages of 20%. Management considers this to be exceptionally good, especially in light of the expanded banking presence of other institutions in the area. In addition to the major banks already present in the Santa Maria Valley, Hacienda Bank, the other local bank in Santa Maria, in response to the merger added two branches in that market to complement its headquarters. Similarly, Heritage Oaks Bank, a Paso Robles based institution, also established a branch in early 1999. Santa Barbara Bank and Trust, which already had one branch in Santa Maria, opened its second location during 1998 as well. Coast National Bank, headquartered in San Luis Obispo, has announced that it too will establish a branch in this highly competitive market during 1999. This expanded competition will require the Bank to pay close attention to customer service and retention.

The Bank determined to adopt full service Saturday banking throughout its territory. This service was previously limited to drive-up banking for Mid-State Bank customers, but was available at the Bank of Santa Maria. Similarly, the Bank endeavored to utilize the most attractive features of the two banks' products when considering the surviving deposit product of the combined organization.

In addition, during 1998, the Company converted to a new computer system and internal network. The new system installed in July, 1998, was a software/hardware configuration offered by Information Technology Inc. on Unisys equipment. Bank of Santa Maria had operated on this configuration, so their expertise became available to assist in both the conversion of the former Mid-State Bank and Bank of Santa Maria to the new platform. Mid-State Bank had operated on a different system since 1991 that was known to be non Year 2000 compliant. Having served the Bank for 7 years, and given the proximity to the new millennium, this was an appropriate opportunity to convert to the new ITI/Unisys configuration which is widely thought to be year 2000 compliant. That conversion was completed with only modest disruption to the Bank's customers.

In October, the two bank's databases were combined on the new system. The Bank has utilized the old Bank of Santa Maria system to conduct much of its Year 2000 testing. This testing of not only mission critical functions, but also ancillary application systems, continues today.

The total cost of the hardware installed to replace the former system was $3.3 million. The software purchased totaled $2.7 million. New ATM's which also had to be purchased to be compliant were an additional $1.1 million. The total cost of this equipment and software was

$7.2 million. These charges are being depreciated over their expected useful lives ranging from 5 to 7 years. The total depreciation expense amounts to $119,000 per month and is included in occupancy expense on the consolidated statements of income. Additionally, through several maintenance contracts, maintenance expense amounts to $50,000 per month.

ENVIRONMENTAL FACTORS IMPACTING THE BANK

ECONOMIC CONDITIONS

The most comprehensive review of local economic conditions known to Management comes from the UCSB Economic Forecast Project which provides both annual forecast information and periodic updates of economic conditions in the Company's trade area. The economy continues a steady improvement, as measured by a variety of data. Perhaps the most important economic criteria is projected job growth for the area's residents. In San Luis Obispo County, job growth increased by 3.6% in 1998 compared to 4.2% in 1997. The unemployment rate in San Luis Obispo County was at 3.6% in November of 1998 compared to 4.5% one year earlier. According to UCSB estimates, if the unemployment rate drops much further, the existing labor force will not be able to accommodate new job demand, thus placing pressure for additional population growth pursuing employment opportunities. Santa Barbara County is seeing a similar situation with employment having increased by less than 1.0% over the 12 months ended in June - at least in part because of an exceptionally low unemployment rate over this period below 4.0%. Principal sectors creating this growth were the transportation, communications and utilities sector, the education sector, and construction. The unemployment rate in Santa Barbara County was 3.6% at mid year.

Tourism in both counties remained solid in 1998. Hotel/motel occupancy rates have seen steady improvement with hotel/motel room sales up 3.9% during 1998 in San Luis Obispo County over 1997. This is particularly impressive in light of the heavy El Nino rains early in 1998. UCSB estimates that absent that aberration, the growth rate would have been closer to 5.6%. Visitor spending has been estimated for 1998 to be up 7.3% to $439 million. Similarly, in Santa Barbara County on the south coast, hotel/motel room sales are up indicating positive tourism trends there as well. This important sector to the Company's trade area appears to be healthy and improving. Looks could be somewhat deceiving, however. Because of the turmoil in many of the world's financial markets, especially in Asian economies which are an important source of tourism to the central coast, 1999 may see declines in this sector in the months ahead. Much will depend on the length of the difficulties abroad and how much domestic tourism offsets some of the decline from abroad.

Solid retail sales figures were noted throughout the Company's trade area, especially in the larger cities of Paso Robles, San Luis Obispo City, Santa Maria, and Santa Barbara. Retail sales in San Luis Obispo County jumped a healthy 6.9% in 1997 followed by an estimated 7% in 1998. Rates in Santa Barbara County were in the 8% range. Management would expect retail sales growth, adjusted for inflation, to continue to grow in 1999, albeit at a somewhat reduced pace from the levels of 1997 and 1998. Growth in the 4% to 5% range would seem more likely given the prospects for a more modest rate of growth in 1999.

Residential real estate sales were strong in 1998 throughout the Company's trade area. Home sales are estimated to be up some 49% in San Luis Obispo County and 7% in Santa Barbara

County (for the first half of 1998). The median price of homes sold in San Luis Obispo increased 2% (third quarter compared to third quarter) and 5% in Santa Barbara County (based on first half of 1998). The UCSB Economic Forecast Project is projecting an increase in selling prices for 1999 owing to a lack of housing inventory going into the new year.

Interest rates are not expected to change dramatically during 1999. In last year's Annual Report the Bank was anticipating "...expectations for 1998 would again be for relatively stable interest rates for much, if not all, of the year." This was indeed the case for the first nine months of the year. The Prime Rate began the year at 8.50% and remained at that level until the end of the third quarter. Three 25 basis point drops on September 30th, October 19th and November 18th saw the Prime Rate finish the year at 7.75%. On average for the full year 1998, Prime was 8.36% compared to 8.44% in 1997. Other key interest rates followed similar patterns. The closely watched Fed Funds Rate began the year at 5.50% and fell to 4.75% by December 31st. Similarly, the thirty year Treasury Bond which had started the year at just under 6% was 5.12% by the end of 1998. Much of the downward move in rates right at the end of 1998 was related to Federal Reserve concerns over the difficulties being felt abroad and the desire to avoid the resulting credit crunch which could be experienced domestically.

Management's expectations for 1999 are for continued modest growth at somewhat lower levels than those seen in 1998 and 1997. Management does not see an appreciable slowdown during the year. Projections would again argue for relatively stable interest rates for much, if not all, of the year. Factors arguing against any upward movement in rates include; 1) the stable inflation statistics which continue to be released, and 2) the uncertain conditions in foreign markets which are negatively impacting the earnings of corporations in the United States. Factors arguing against any further drop in interest rates include; 1) a tight labor market, and 2) both lofty, and fairly volatile, stock market levels. Against this back-drop, it seems that a more stable, middle of the road course on the part of the Federal Reserve is most likely. These interest rate conditions, coupled with the steady momentum developed in the local economy over the past few years, would appear to indicate another favorable year for the local Central Coast economy.

COMPETITIVE FACTORS

Competitive pressures from other financial institutions continue to be intense both in the Company's trade area and throughout the Nation. Many banks are suffering from a lack of loan demand, which is translating into more aggressive pricing on the good credits available. As noted earlier, local independent banks in the Company's trade area have become extremely aggressive in pursuing business in the Santa Maria Valley following the merger with Bank of Santa Maria. Various mortgage bankers are blanketing the central coast communities with sales promotions and are extremely competitive with their rate programs. Brokerage houses are indeed a factor through their marketing of mutual funds and numerous banks are now offering these products. The Company continues to be reluctant to offer these products because of 1) the resultant capital outflows from San Luis Obispo and Santa Barbara Counties which negatively impact the local economy, 2) the very real potential for market losses to customers who would purchase these products (who have not previously experienced losses on their FDIC insured savings and checking accounts) and 3) the front-end fees charged by some firms which offer these products. While there are positive arguments for offering alternative investments, the Bank continues to carefully analyze the feasibility of offering these deposit alternatives to its customers.

It should also be noted that the trend toward consolidation of banking assets exhibited over the past few years in California continued in 1998. Statewide, 27 banks were merged out of existence during the year. Locally, in addition to Mid-State Bank's merger with Bank of Santa Maria, Santa Barbara Bancorp announced a major merger with Pacific Capital Bancorp of Salinas. In that merger, the holding company will keep the Pacific Capital Bancorp name and operate the First National Bank and South Valley Bank in Monterey County and the Santa Barbara Bank and Trust in Santa Barbara and Ventura counties. While no new banks were started in Mid-State Bank's trade area during 1998, 17 were established throughout the State during the year. Two new banks began operating locally in 1997 and a savings bank began operation in San Luis Obispo during early 1999.

As mentioned in last year's Annual Report, the other trend in banking in Mid-State's trade area mirrors what has happened throughout the State of California. The larger institutions, most notably Bank of America and Wells Fargo Bank, have closed a number of their traditional brick and mortar branches in favor of an expanded "kiosk" type presence in local supermarket chains. Moreover, they have continued to promote their electronic delivery capabilities to their customer base. It is unclear over the long term how this strategy will fair, however.

LEGAL MATTERS

The Bank is involved in litigation of a routine nature which is being handled and defended in the ordinary course of the Bank's business. In the opinion of Management, based on the advice of legal counsel, the resolution of pending litigation will have no material impact on the Bank's income or financial position.

ANALYSIS OF STATEMENT OF FINANCIAL POSITION

LOANS

The Bank experienced an increase in its net loan portfolio from $527.5 million at the end of 1997 to $538.9 million at the end of 1998. This represents continued growth of the loan portfolio of $11.4 million following the $31.6 million increase in 1997. Loans now represent approximately 44% of the Bank's assets which is below the level at which Management would prefer to operate. Experiences at the independent banks in the Bank's trade area are similar. In 1989, loans were 66% of total bank assets among the 17 independent banks. On September 30, 1998 this figure had declined to 55% of the remaining 12 independent bank assets. The Investment Portfolio has grown in absolute dollars, as well as a percentage of assets, over this period of time as funds are being allocated to this portion of the balance sheet. The section immediately following provides a more extensive discussion of the Investment Portfolio.

The composition of the loan portfolio is changing as well. The graph below displays the trend over the past five years in the various components of the loan portfolio.


                          [DATA POINTS NEED FOR GRAPH]


Construction loans have risen from their level three years earlier - $41.4 million at December 31, 1995 compared to $69.8 million at year-end 1998. Real Estate loans generally trended up from $209.3 million at the end of 1995 to nearly $253.0 million at December 31, 1997, and $248.3 million at the end of 1998. Home Equity Credit Lines have steadily declined from $84.1 million at the end of 1995 to $54.9 million at the end of 1998. Consumer loans (installment, credit cards and credit reserve) have generally exhibited declines over the last 3 years reaching $40.1 million at year-end 1998 compared to $46.3 million at the end of 1995. Commercial loans have grown in recent years having reached $105.6 million at December 31, 1998. Agricultural production loans have also grown from $19.6 million at the end of 1995 to $35.1 million at the end of 1998. The Bank expects to continue to emphasize other types of lending activity in order to diversify the risk in those categories relative to term real estate loans. Economic recovery in the Central Coast will determine the types of credit the Bank will be able to extend and hence its ability to achieve this objective.

The Bank's allowance for loan losses stands at $12.9 million, or 2.3% of gross loans, representing losses inherent in the Loan Portfolio but not yet realized. This amount is down from the $13.4 million at December 31, 1997. The year-end 1998 balance now represents 205% of non-performing loans down from 324% at the end of 1997. A five year review of activitiy in the allowance for loan losses and an allocation by loan type of the allowance is shown in the two tables below.

(DOLLARS IN 000'S)
ALLOWANCE FOR LOAN LOSSES                      1998           1997            1996            1995          1994
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                 $  13,366      $ 13,141       $  14,144       $  15,629     $    22,950
Provision charged to operating expense             300            30             227             875           2,790
Other Adjustments - Merger                        --            --               228           --              --
Loans charged off:
       Construction and development loans         --            --               (73)         (1,156)         (7,299)
       Real estate loans                          (151)         (265)           (785)         (1,273)         (1,954)
       Home equity credit lines                    (94)          (15)           (293)           (278)           (358)
       Installment loans                          (405)         (467)           (355)           (389)           (489)
       Commercial loans                           (539)         (462)         (1,422)         (1,427)         (1,206)
       Credit cards and related loans             (339)         (367)           (324)           (308)           (268)
Recoveries of loans previously charged off:
       Construction and development loans           32            44             908           1,616             794
       Real estate loans                           188            84              96             161              22
       Home equity credit lines                     17            20              23              49              12
       Installment loans                           121           111              95              97             265
       Commercial loans                            338         1,448             618             488             340
       Credit cards and related loans               67            64              54              60              30
--------------------------------------------------------------------------------------------------------------------
       BALANCE AT END OF YEAR                $  12,901      $ 13,366       $  13,141       $  14,144     $    15,629
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Ratio of Net Loan Losses (Recoveries)
         to Average Loans Outstanding             0.14%        -0.04%           0.30%           0.48%           1.84%


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31, IS AS FOLLOWS:

(dollars in 000's)                           Percent            Percent            Percent            Percent            Percent
                                              of                 of                 of                 of                 of
Balance applicable to:                 1998  Loans        1997  Loans        1996  Loans        1995  Loans        1994  Loans
---------------------------------------------------------------------------------------------------------------------------------
Construction and Land Dev.          $   685   12.6%    $   529    7.6%    $   910    8.5%    $ 2,301    8.6%    $ 3,289   11.0%
Real Estate                           3,310   44.8%      3,352   46.6%      5,825   43.3%      5,717   43.5%      5,100   43.3%
H.E.C.L                                 721    9.9%        858   13.1%      1,070   15.5%      1,433   17.5%      2,113   18.3%
Installment                             884    5.5%        538    6.0%        419    6.9%        760    7.8%      1,090    6.7%
Credit Card and Related               1,138    1.7%        687    2.9%        455    2.9%        533    1.8%        227    1.6%
Commercial, Other                     4,454   25.5%      2,495   23.8%      2,166   22.9%      2,919   20.8%      3,743   19.1%

Y2K Related Losses                      502    N/A          --    N/A          --    N/A          --    N/A          --    N/A

Unallocated                           1,207    N/A       4,907    N/A       2,196    N/A         481    N/A          67    N/A

---------------------------------------------------------------------------------------------------------------------------------
    BALANCE AT END OF YEAR          $12,901  100.0%     $13,366 100.0%    $13,141  100.0%    $14,144  100.0%    $15,629  100.0%
---------------------------------------------------------------------------------------------------------------------------------

Non-Accrual loans within the Bank's portfolio stood at $1.9 million as of December 31, 1998, an improvement from the $3.5 million at the end of 1997. Loans 90 days or more past due stood at $4.4 million at December 31, 1998, which is up from the $663 thousand at the end of 1997. The increase in loans 90 days past due primarily reflects an increase in the number of renewals which have not been completed as of year-end. The vast majority of the loans on non-accrual ($1.8 million) are secured by real estate. There is potential for this collateral to be liquidated to recover principal and unpaid interest. To the extent this is insufficient, a charge-off to the allowance may result. $2.9 million of 90 days or more past due loans are secured by real estate. Recoveries in 1998 of loans previously charged-off totaled $763 thousand compared to charge-offs of $1.5 million taken during the year resulting in NET CHARGE-OFFS of $764 thousand. This compares to net recoveries received during 1997 of $195 thousand and net charge-offs of $1.5 million in 1996. The Bank anticipates that charge-offs (actual losses) will continue during 1999. It is unlikely however that recoveries would again exceed charge-offs in the coming year.

With the combination of the collateral securing the problem loans and the size of the allowance for loan losses, Management feels that the allowance is sufficient to cover inherent losses. Management reviews the adequacy of the allowance and adjusts it as necessary on a regular basis. The allowance is also examined annually by one or more of the Bank's regulatory bodies including the FDIC and The State Of California Department of Financial Institutions.

The allowance for loan losses as a percentage of total loans has gradually decreased from 3.0% in 1994 to 2.3% in 1998, refelecting an improvement in asset quality during this period. This is evident in the reduction of non-performing assets from $46.7 million in 1994 to $6.6 million by the end of 1998. The adequacy of the allowance is determined by considering the type and quality of loans in the loan portfolio, trends in non-accrual loans, trends in delinquencies, trends in actual losses, geographical distribution of loans, level of preparedness for Year 2000, management expertise, economic outlook, diversification of the loan portfolio, value of available collateral, and the costs of collateral liquidation. In establishing the allowance at December 31, 1998, Management acknowledged the combined high concentration of real estate loans, increases in certain higher risk activities such as construction lending, concern with respect to the Year 2000 readiness of borrowers, and higher levels of individually large corporate loans. These factors directly offset the beneficial trends in non-performing loans.

The allowance for loan losses consists of an amount allocated to loans which are impaired, a statistically allocated portion, a specifically allocated portion, and the remaining unallocated portion. The total of these components is considered adequate to provide for losses which can be reasonably anticipated. However, since these amounts are based on estimates, ultimate losses relating to these loans may vary.

A summary of maturities and sensitivities of loans to changes in interest rates at December 31, is shown in the table below. A more complete discussion of the Bank's exposure to changes in interest rates can be found in the MD&A under the section titled "Net Interest Income and Interest Rate Risk".


(dollars in 000's)                                       Over          Due after     Due after
                                                        3 Months       one year     three years
     1998                             3 Months           through       to three       to five       Due after
     ----                              or less          12 Months        years         years       five years       Total
---------------------------------------------------------------------------------------------------------------------------
     Fixed rate loans                 $    9,462         $34,028         $50,578       $40,154      $127,147       $261,369
     Floating rate loans                 287,163           3,376           --            --            --           290,539
---------------------------------------------------------------------------------------------------------------------------
         Sub-total                       296,625          37,404          50,578        40,154       127,147        551,908
     Non accrual loans                                                                                                1,899
                                                                                                                  ---------
         Total Loans, gross                                                                                        $553,807
                                                                                                                  ---------
                                                                                                                  ---------

(dollars in 000's)                                       Over          Due after     Due after
                                                        3 Months       one year     three years
     1997                             3 Months           through       to three       to five       Due after
     ----                             or less           12 Months        years         years        five years      Total
---------------------------------------------------------------------------------------------------------------------------
     Fixed rate loans                 $    7,463         $40,880         $60,737       $46,973       $83,596       $239,649
     Floating rate loans                 297,822           1,589           --            --            --           299,411
---------------------------------------------------------------------------------------------------------------------------
         Sub-total                       305,285          42,469          60,737        46,973        83,596        539,060
     Non accrual loans                                                                                                3,467
                                                                                                                  ---------
         Total Loans, gross                                                                                        $542,527
                                                                                                                  ---------
                                                                                                                  ---------

INVESTMENT PORTFOLIO



The Bank's Investment Portfolio primarily consists of US Treasury Notes and Bills, Federal Agency Notes, Mortgage Backed Securities and Municipal Bonds. See footnote No. 4 to the consolidated financial statements for a detailed composition of the Investment Portfolio. Most of the growth in the portfolio was centered in the Municipal Portfolio as it increased from $138.8 million at the end of 1997 to $190.9 million at the end of 1998. The Bank has focused on this segment of the portfolio because it generates better returns and there is already ample liquidity with the Treasury and Agency portion of the portfolio ($310.4 million at year-end 1998). The U.S. Treasury portion of the portfolio increased by $12.1 million while Federal Agencies and Mortgage Backed Securities decreased by $27.5 million.

The Bank may segregate its portfolio into three categories - a "Trading Portfolio" (which is carried at market value, with changes reflected in the income statement), a "Held to Maturity" portfolio (which is carried at historical amortized cost) and an "Available for Sale" portfolio (which is carried at market value, with changes reflected in comprehensive income, but provides for the same income statement treatment as the Held-to-Maturity portfolio.) The Bank holds no securities that should be classified as Trading securities. The Bank has determined that since its securities may be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources, the majority of the portfolio ($474.8 million) should be classified as Available for Sale. The remaining $42.7 million in the held-to-maturity portion of the portfolio will likely be allowed to mature with the funds re-invested either in the loan portfolio or the Available for Sale portion of the Investment Portfolio.

The mark to market adjustment on the Available for Sale portfolio resulted in positive increases in capital accounts of $4.3 million and $1.8 million at the December 31, 1998 and 1997, respectively. Purchases exceeded maturities/sales over the full year and the total investment portfolio thus grew by $34.6 million from the end of 1997 to the end of 1998.

Shown below is a summary maturity distribution of the investment portfolio by type and weighted taxable equivalent yield as of December 31, 1998. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturity information for Mortgage Backed securities shown below is based on contractual maturities.

      AVAILABLE FOR SALE (AT MARKET VALUE):

                                                          After One    After Five
                                             One Year      Year to      Years to        After
(dollars in 000's)                           or Less     Five Years     Ten Years     Ten Years          Total
-------------------------------------------------------------------------------------------------------------------
Maturity Distribution:
      U.S. Treasury Securities                $  70,821    $ 103,940      $   --         $  --          $ 174,761
      U.S. Government Agencies                   60,779       65,956          --            --            126,735
      Mortgage Backed Securities                  1,329        5,604         1,112         4,449           12,494
      Municipals, Other Securities               29,821      102,331        28,576            36          160,764
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                   Total                      $ 162,750    $ 277,831      $ 29,688       $ 4,485        $ 474,754
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

                                                     After One    After Five
                                        One Year      Year to      Years to        After
                                        or Less     Five Years     Ten Years     Ten Years    Total
------------------------------------------------------------------------------------------------------
Weighted Average Yield:
      U.S. Treasury Securities           6.05%         5.96%           --            --         6.00%
      U.S. Government Agencies           5.56%         6.14%           --            --         5.86%
      Mortgage Backed Securities         6.63%         6.73%         5.93%         7.02%        6.75%
      Municipals, Other Securities       6.17%         6.24%         6.04%           --         6.19%
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
                   Total                 5.89%         6.12%         6.04%         7.02%        6.05%
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

      HELD TO MATURITY (AT AMORTIZED COST):

                                                    After One    After Five
                                       One Year      Year to      Years to        After
(dollars in 000's)                     or Less     Five Years     Ten Years     Ten Years     Total
------------------------------------------------------------------------------------------------------
Maturity Distribution:
      U.S. Government Agencies         $ 4,253       $ 4,501       $  --          $ --        $  8,754
      Mortgage Backed Securities         --              706          --            --             706
      Municipals, Other Securities       5,784        15,653          11,019        --          32,456
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
                   Total              $ 10,037       $20,860       $  11,019     $  --        $ 41,916
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------


                                                     After One    After Five
                                        One Year      Year to      Years to        After
                                        or Less     Five Years     Ten Years     Ten Years      Total
-------------------------------------------------------------------------------------------------------
Weighted Average Yield:
      U.S. Government Agencies            5.94%         6.37%         --            --          6.16%
      Mortgage Backed Securities          --            6.44%         --            --          6.44%
      Municipals, Other Securities        6.32%         6.50%         6.73%         --          6.55%
-------------------------------------------------------------------------------------------------------
                   Total                  6.16%         6.47%         6.73%         --          6.46%
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------


OTHER REAL ESTATE OWNED ("OREO")

As noted in the financial statements, net OREO on the Company's books stood at $259 thousand at December 31, 1998 compared to $3.5 million at the end of 1997. All of the OREO on the

Company's books at the end of 1998 represented residential lots. OREO is held at the lower of cost or market, less estimated selling costs, on the Company's consolidated statements of financial position.

During 1998, the Bank received net proceeds from sale of OREO properties of $3.9 million. Only $566 thousand of additions were generated during 1998, including some minor capitalized advances needed to complete the marketability of some holdings. Future OREO activity will depend, among other things, on the strength of the real estate market and general economic activity. In general however, Management does not anticipate substantial additions to its OREO holdings.

DEPOSITS

While the Bank is competitive with major banks in terms of its structure of interest rates on deposit products offered, Management was not overtly aggressive during 1998 in terms of paying higher rates to attract additional deposits, a decision which reflects the Bank's excess liquidity at the present time. As a result, some of the more interest sensitive accounts, in particular passbook savings, have actually declined in recent years. Much of the decline in passbook has migrated to time deposits, however, the combination of an improving economy and "non-aggressive" pricing on deposits has resulted in a growth rate over the last few years of about 4% per year.

As discussed in the Income Statement Analysis, interest rates were little changed during most of 1998, having only modestly declined toward the end of the year. This is readily seen in a comparison of the rates paid on the Bank's deposit products at year-end 1998 compared to year-end 1997.

SELECTED QUOTED INTEREST RATES                      1998              1997 *        Change
------------------------------                 -------------------------------------------
Demand Deposits                                      0%                 0%            --
NOW Account
   (50 & Better - over $10,000)                   0.75%              1.00%          -0.25%
Money Market Deposits
   (over $2,500)                                  2.00%              2.40%          -0.40%
Passbook Savings Account                          2.00%              2.25%          -0.25%
Individual Retirement
   Account (2 Year term)                          4.15%              5.30%          -1.15%
Time Deposit
   ($100,000 - 6 month term)                      4.40%              5.25%          -0.85%
Wall Street Journal Prime Rate                    7.75%              8.50%          -0.75%

   *Rates shown for 1997 are Mid-State Bank rates. Rates for Bank of Santa Maria were not appreciably different.


Average deposits have grown steadily over the last few years. The rates paid on these deposits have provided a relatively stable cost of funds to the Bank with a modest drop occurring during 1998. Shown below is a summary of the average deposits outstanding and the average rate paid by category over the last three years.

                                              1998                          1997                       1996
(dollars in 000's)               Balance    Interest  Rate      Balance   Interest   Rate    Balance  Interest   Rate
----------------------------------------------------------------------------------------------------------------------
Interest Bearing Demand          $368,309   $ 5,324   1.45%   $  347,790  $ 5,592    1.61%   $344,399  $ 5,517   1.60%
Savings Accounts                  156,718     3,380   2.16%      150,043    3,344    2.23%    153,863    3,595   2.34%
Time Deposits                     331,471    16,955   5.12%      314,518   16,425    5.22%    285,562   14,861   5.20%
                               ---------------------------------------------------------------------------------------
   Total Interest Bearing
     Deposits                     856,498    25,659   3.00%      812,351   25,361    3.12%    783,824   23,973   3.06%

Non Interest Bearing Demand       212,087      --       --       189,766     --       --      171,184     --      --
                               ---------------------------------------------------------------------------------------
   Total Deposits                $1,068,585 $25,659   2.40%   $1,002,117  $25,361   2.53%    $955,008  $23,973   2.51%
                               ---------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------

The majority of the Bank's time deposits (approximately 73%) have balances which are under $100,000 in size. While all time deposits are somewhat more rate sensitive than the Bank's other deposit categories, the smaller balance time deposits do tend to be more stable and less sensitive to absolute rate levels than do time deposits of $100,000 or more. Approximately 88% of the Bank's time deposits mature within one year and would be subject to a change in rate at that time. The following table as of December 31, 1998, displays summary size and maturity information on the Bank's time deposits.

(dollars in 000's)                   Three          After Three       After Six
                                   Months or         Months to        Months to           After
Balance by Size                      Less           Six Months         One Year         One Year        Total
----------------------------------------------------------------------------------------------------------------
Under $100,000                    $ 84,513          $ 80,040         $ 39,423          $ 32,046        $236,022

$100,000 or More                    42,409            27,146           13,370             5,818          88,743
                              ----------------------------------------------------------------------------------

Total Time Deposits               $126,922          $107,186         $ 52,793          $ 37,864        $324,765
                              ----------------------------------------------------------------------------------
                              ----------------------------------------------------------------------------------

OTHER BORROWINGS

While not a significant component of the Bank's structure, other borrowings decreased from $4.5 million at the end of 1997 to $3.0 million at the end of 1998. These consist primarily of borrowings under the US Treasury Tax and Loan note account, securities sold under agreements to repurchase and mortgages payable. The Bank had outstanding borrowings of $1.6 million and $2.5 million at December 31, 1998 and 1997, respectively, under the US Treasury Tax and Loan note account program. Securities sold under agreement to repurchase were $1.2 million and $1.75 million at December 31, 1998 and 1997, respectively. Mortgages payable were $189 thousand and $213 thousand at year-end 1998 and 1997, respectively.

CAPITAL

Capital ratios for commercial banks and their holding companies in the United States are generally calculated using 3 different formulas. These calculations are referred to as the "Leverage Ratio" and two "risk based" calculations known as "Tier One Risk Based Capital Ratio" and the "Total Risk Based Capital Ratio." The Company and the Bank are subject to certain standards concerning these ratios. These standards were developed through the joint efforts of banking authorities from 12 different countries around the world. The standards essentially take into account the fact that different types of assets have different levels of risk associated with them. Further, they take into account the off-balance sheet exposures of banks when assessing capital adequacy.

The Leverage Ratio calculation simply divides common stockholders' equity (reduced by any goodwill a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank. Risk weighted assets are determined by segregating all the assets and off-balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the allowance for loan losses, long-term capital debt, preferred stock and other instruments. Summarized below are the capital ratios at December 31, 1998 and 1997, for both Mid-State Bancshares and Mid-State Bank. Additionally, the standards for a well capitalized institution, as defined by the federal banking agencies, are displayed.

                       Minimum         Well-Capitalized
                      Regulatory         Regulatory         Mid-State Bancshares         Mid-State Bank
                       Standard           Standard           1998         1997           1998      1997
                       --------           --------           ----         ----           ----      ----
Leverage Ratio           4.0%               5.0%             10.5%        9.5%           10.4%      9.5%
   Tier One
       Risk Based
       Capital Ratio     4.0%               6.0%             16.7%       14.9%           16.5%     14.8%
   Total Risk
       Based
       Capital Ratio     8.0%              10.0%             17.9%       16.0%           17.8%     16.0%

It is the intent of Management to continue to maintain strong capital ratios. This has meant that the Company's dividend payout ratio is relatively modest and the ratio of average equity to average assets is high as displayed in the following table for the years ended December 31,

                                                      1998              1997             1996
                                                      ----              ----             ----
Dividend Payout Ratio                                16.5%             10.4%            12.2%
Average Common Equity to Average Assets              10.3%              9.4%             8.9%

LIQUIDITY

The focus of the Bank's liquidity management is to ensure its ability to meet cash requirements. Sources of liquidity include Cash, Due From Bank Balances (net of Federal Reserve requirements to maintain reserves against deposit liabilities), Fed Funds Sold, Investment Securities (net of pledging requirements), loan repayments, deposits and Fed Funds Borrowing lines. Typical demands on liquidity are deposit run-off from demand deposits and savings accounts, maturing time deposits which are not renewed, and anticipated funding under credit commitments to customers.

The Bank has substantial liquidity at the present time. As a comparison, its loan to deposit ratio at year-end was 50.7% versus about 63% across all Central Coast Banks. This means that the Bank has less of its deposits invested in the loan portfolio which tends to be a less liquid asset than a typical investment security. The Bank normally strives for a loan to deposit ratio in the 65% to 75% range. The Bank's internally calculated liquidity ratio stands at 57.0% at December 31, 1998, which is above its normal desired range of between 15% and 30% and is at about the same level as one year earlier.

The Bank strives to make high quality loans to optimize earnings while still maintaining adequate liquidity. Recent economic conditions have dictated that the Bank operate with excess liquidity as it has been unable to build its loan portfolio to the desired range. Management believes that its ability to do so in the future will at least partly be dependent on the strength of the local economy.

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME AND INTEREST RATE RISK

Net Interest Income is the difference between interest and fees earned on all earning assets and interest paid on interest bearing liabilities. Net Interest Income for 1998 was $61.0 million, up from $56.7 million recorded in 1997 and $51.3 million in 1996. The components of net interest income change in response to both changes in rate, average balance and mix of both earning assets and liabilities. The following tables present an analysis of yields/rates, interest income and expense, and average balances for 1998, 1997, and 1996.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

                                                                                                      1998 Compared to 1997
(dollars in 000's)                          1998                            1997                      Composition of Change
-------------------------------------------------------------------------------------------------------------------------------
                                           Interest   Average               Interest   Average       Change Due To:
                                  Average  Income  /   Yield      Average   Income  /  Yield      --------------------   Total
                                  Balance   Expense    Rate       Balance   Expense    Rate       Volume       Rate     Change
-------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
Loans                          $  533,074   $55,064  10.33%      $510,689  $ 53,383  10.45%      $ 2,326    $  (645)   $ 1,681
Investment Securities             493,160    29,332   5.95%       445,988    27,035   6.06%        2,833       (536)     2,297
Fed Funds, Other                   49,483     2,564   5.18%        35,799     1,858   5.19%          710         (4)       706
-------------------------------------------------------------------------------------------------------------------------------
      TOTAL EARNING ASSETS     $1,075,717   $86,960   8.08%      $992,476  $ 82,276   8.29%      $ 5,869    $(1,185)   $ 4,684
-------------------------------------------------------------------------------------------------------------------------------

INTEREST BEARING
  LIABILITIES:
NOW, Savings, and
Money Market Accounts          $  525,027   $ 8,704   1.66%      $497,833   $ 8,936   1.79%       $  469    $  (701)   $  (232)
Time Deposits                     331,471    16,955   5.12%       314,518    16,425   5.22%          876       (346)       530
-------------------------------------------------------------------------------------------------------------------------------
  Interest Bearing Deposits       856,498    25,659   3.00%       812,351    25,361   3.12%        1,345     (1,047)       298

Other Borrowings                    6,095       333   5.46%         3,282       199   6.06%          162        (28)       134
-------------------------------------------------------------------------------------------------------------------------------
      TOTAL INTEREST BEARING
        LIABILITIES               862,593    25,992   3.01%       815,633    25,560   3.13%        1,507     (1,075)       432
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME            $1,075,717  $ 60,968   5.67%     $ 992,476  $ 56,716   5.71%      $ 4,362    $ (110)    $ 4,252
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                      1997 Compared to 1996
(dollars in 000's)                          1997                            1996                      Composition of Change
-------------------------------------------------------------------------------------------------------------------------------
                                           Interest   Average               Interest   Average       Change Due To:
                                  Average  Income  /   Yield      Average   Income  /  Yield      --------------------   Total
                                  Balance   Expense    Rate       Balance   Expense    Rate       Volume       Rate     Change
-------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
Loans                          $  510,689  $ 53,383  10.45%     $480,823   $ 49,789  10.35%      $ 3,107    $  487     $3,594
Investment Securities             445,988    27,035   6.06%      392,722     23,691   6.03%        3,221       123      3,344
Fed Funds, Other                   35,799     1,858   5.19%       37,925      1,936   5.10%         (109)       31        (78)
-------------------------------------------------------------------------------------------------------------------------------
      TOTAL EARNING ASSETS     $  992,476   $82,276   8.29%     $ 911,470  $ 75,416   8.27%      $ 6,219    $  641     $6,860
-------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING
  LIABILITIES:
NOW, Savings, and
Money Market Accounts          $  497,833  $  8,936   1.79%     $ 498,262  $  9,112   1.83%      $    (8)   $ (168)    $ (176)
Time Deposits                     314,518    16,425   5.22%       285,562    14,861   5.20%        1,510        54      1,564
-------------------------------------------------------------------------------------------------------------------------------
  Interest Bearing Deposits       812,351    25,361   3.12%       783,824    23,973   3.06%        1,502      (114)     1,388
Other Borrowings                    3,282       199   6.06%         3,217       177   5.50%            4        18         22
-------------------------------------------------------------------------------------------------------------------------------
      TOTAL INTEREST BEARING
        LIABILITIES               815,633    25,560       3.13%   787,041    24,150   3.07%        1,506       (96)     1,410
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME            $  992,476   $56,716       5.71%  $911,470   $51,266   5.62%      $ 4,713    $  737     $5,450
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

During 1998, there was a $4.7 million increase in interest income along with a smaller $432 thousand increase in interest expense compared to 1997. The resulting $4.3 million increase in net interest income for 1998 is a result of a number of dynamics affecting both average balance and interest rate considerations. First, the Company experienced an increase in its average earning assets outstanding in all categories (loans, investments and fed funds) of $83.2 million. Secondly, the prime rate on which many of Company's loans are tied was lower in 1998 (8.36%) compared to 1997 (8.44%). Third, the Company's interest bearing liabilities increased by just $47.0 million compared to the $83.2 million increase in average earning assets. Fourth, while interest rates were slightly lower in 1998 than 1997, they had a similar impact on interest income to that on the Company's cost of funds.

The $5.4 million increase in net interest income for 1997 compared to 1996 was the result of similar, yet slightly different dynamics. First, the Company experienced an increase in its average earning assets outstanding in most categories (loans and investments). Secondly, the prime rate on which many of the Company's loans are tied was somewhat higher in 1997 (8.44%) compared to 1996 (8.27%). Third, the volume of average earning assets was higher on average in 1997 than in 1996 by some $81.0 million, while the Company's interest bearing liabilities increased by just $28.6 million. Fourth, while interest rates were slightly higher in 1997 than 1996, they had a positive impact on interest income and a neutral impact on the Company's cost of funds.

The Company's risk exposure to changes in interest rates is minimal and is centered in the Bank. A recent review of the potential changes in the Bank's net interest income over the next 12 month time horizon indicated possible fluctuations under very extreme alternative rate scenarios from between +3.9% and -5.0% of the base case (Prime rate unchanged at 7.75%) of $61.4 million. The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management feels that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Bank's net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

                                                                   Change
                                                                  From Base
                                                                  ---------
        Rates Down Very Significant                                 -5.0%
        (Prime down incrementally to 3.75% by Oct. 1999)
        Rates Down Significant                                      -2.5%
        (Prime down incrementally to 5.25% by Oct. 1999)
        Rates Down Modestly                                         -0.7%
        (Prime down incrementally to 6.75% by Oct. 1999)
        Base Case - Rates Unchanged                                  --
        (Prime unchanged at 7.75% over 12 months)
        Rates Up Modestly                                           +3.3%
        (Prime up incrementally to 8.75% by Oct. 1999)
        Rates Up Aggressive                                         +3.9%
        (Prime up incrementally to 10.25% by Oct. 1999)
        Rates Up Very Aggressive                                    +2.8%
        (Prime up incrementally to 11.75% by Oct. 1999)

Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of NOW, savings and money market deposits (total $539.4 million) interest is based on rates set at the discretion of Management ranging from 0.75% to 2.00%. This characteristic is the major reason why it is assumed that a 4% decline in Prime decreases net interest income by 5.0% while a 4% increase in Prime only improves net interest income by 2.8%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to, competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Bank, customer behavior, and Management's responses. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. As noted in the Financial Summary at the beginning of the Management's Discussion and Analysis, over the last 5 years, the Company's net interest margin (which is net interest income divided by average earning assets of the Company) has ranged from a low of 5.62% to a high of 5.94% (not taxable equivalent). Based on the scenarios above, the net interest margin under the alternative scenarios ranges from 5.00% to 5.46%. Management feels this range of scenarios is conservative, but no assurances can be given that actual experience will fall within this range.

The Company has no exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements. The Company does not own any instruments within these markets.

PROVISION FOR LOAN LOSSES

The Company made contributions to the allowance for loan losses of $300 thousand, $30 thousand and $227 thousand in 1998, 1997 and 1996, respectively. This reflects management's assessment of the level of inherent losses identified in the portfolio which has been supplemented by higher than expected recoveries of loans previously charged off, amounting to $763 thousand, $1.8 million and $1.8 million, in 1998, 1997, and 1996, respectively. The need for additional provision for loan losses in 1999 will be dependent upon Management's on-going analysis of the adequacy of the allowance for loan losses. While Management believes it to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

NON-INTEREST INCOME

Non-Interest Income for 1998 totaled $22.9 million compared to $16.5 million in 1997 and $15.8 million in 1996. The major reason for the increase in 1998 was the reversal into income of $5.3 million of the reserve for losses on investments in real estate which Management felt was no longer required at Mid Coast Land Company. This decision came about because of the improved real estate market and the higher than anticipated sales prices being received on certain of the subsidiary's real estate development projects - most notably San Luis Bay Estates. A more detailed description of this activity follows in the section below about subsidiary activity. Service charges on deposit accounts were down somewhat to $6.5 million in 1998 over 1997 after having increased by $343 thousand in 1997 compared to 1996. The decline in 1998 was related to certain waivers of accounts during the computer conversion and the merger of Bank of Santa Maria and Mid-State Bank. Commissions, fees and other service charges increased by $1.1 million in 1998 over 1997 after a $566 thousand increase in 1997. Earnings from investments in real estate at Mid Coast Land Company were up $420 thousand in 1998 after a $442 thousand decline in 1997. Income in 1998 would have actually declined again in light of the Bank's phase-out of this business, but gains of $200 thousand on a settlement for potential damages and $353 thousand from the sale of a project created the increase. Securities gains, net of losses, were immaterial throughout the three years ended in 1998 and other categories of non-interest income remained static throughout this period at $2.7 million.

NON-INTEREST EXPENSE

Total non-interest expense for 1998 was $55.5 million, which was up from $50.9 million in 1997 and $53.8 million in 1996. The most dramatic impact in this category which caused the increase in 1998 was the charge of $7.4 million of non-recurring, merger related costs. This amount was comprised of $1.9 million in severance charges for displaced personnel, $1.8 million of an accrual for the expected loss on the eight consolidated branches (including furniture and equipment) of Bank of Santa Maria, $0.7 million of the expected loss on the surplus computer equipment of Bank of Santa Maria, $1.9 million of investment bank fees, and $1.1 million of various charges for legal fees, accounting fees, filings and other miscellaneous charges incurred.

Salaries and employee benefits decreased by $600 thousand in 1998 over 1997 after having increased by $1.9 million in 1997 over 1996. The decrease in 1998 represented certain savings generated in the latter part of the year through synergies and the reduced staffing requirements of the merged Bank. The increase in 1997 over 1996 related to increases in profit sharing, deferred compensation for executive officers and increases in bonuses paid - all of which were related to the improved performance of the Company.

Occupancy expense has remained virtually unchanged throughout the last 3 years at just over $7.6 million in 1998 and $7.9 and $7.7 million in 1997 and 1996, respectively. Major capital expenditures for computer equipment and ATM's were completed in 1998. This equipment came on stream in the middle of the year and occupancy expense increased as these items are depreciated over useful lives of between 5 and 7 years. These items cost approximately $7.2 million and are being depreciated at a total rate of $119 thousand per month. In 1999, it is likely that occupancy will actually decline owing to the consolidation of the eight former offices of the Bank of Santa Maria. No other major expenditures are planned for 1999.

Expenses from write-downs and provisions for losses on investments in real estate were nil in 1998 after incurring $2.0 million in 1997, down from $5.5 million in 1996. These amounts were determined by reviewing appraisals, updated annually, for each material investment in real estate. The Bank continues to work towards divestiture of these activities by its current deadline of December 31, 2000 to conform to the requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Management believes that the allowance for losses on investments in real estate, which stood at $300 thousand at December 31, 1998, is sufficient to cover any remaining potential losses as the divestiture winds down.

OREO expense decreased from $1.2 million in 1996 to $0.4 million in 1997 and $177 thousand in 1998. The reduction in OREO expense reflects lower foreclosures and an improved real estate market. While the anticipated level of OREO expense for 1999 is unknown at this time, it is expected that some costs, albeit minor, will continue based on the level of additional foreclosures from 1998. Management is hopeful however that the positive trend seen in 1997 and 1998 will continue in 1999. The economic recovery continues to be encouraging from this perspective.

Other operating expense remained relatively unchanged in 1998 at $14.2 million compared to $13.9 million in 1997 and $14.6 million in 1996. Management expects that this category should decline in 1999 as the synergies from the merger begin to benefit the income statement. The Company has already begun to note savings at the end of the year in the areas of advertising, auditing charges, insurance premiums, printing, supplies, professional fees, dues & memberships, telephone, travel, and others.

TAXES

As described in Footnote No. 9 to the financial statements, the Company has deferred tax assets primarily related to the timing difference associated with write-downs and provisions for losses on certain real estate assets and loans. The amount generated for book purposes compared to the actual loss experience recorded for tax purposes has been significantly different. Because of regulatory restrictions on the amount of deferred tax assets which can be recognized for financial reporting purposes, the Company had historically established a valuation allowance for taxes on the Consolidated Statement of Financial Position. This was no longer considered necessary at the end of 1998 resulting in a reversal of the $3.7 million in valuation allowance that existed at December 31, 1997. Specifically, the limitation on the amount of the deferred tax assets was based on a number of factors, including the level of projected future taxable income. The elimination of the valuation allowance results primarily from an expectation of increased future taxable income. The reduction in the valuation allowance during 1998 directly benefited the tax expense recognized for the year, compared to normal statutory tax rates. The valuation allowance decreased in 1997 compared to 1996 by $5.4 million and thus 1997 tax expense recognized for the year was also lower compared to the normal statutory tax rates.

SUBSIDIARY ACTIVITY

MID COAST LAND COMPANY

Investments in real estate shown on the Consolidated Statement of Financial Position principally represent the assets of the Bank's real estate development subsidiary, Mid Coast Land Company. Footnote No. 7 to the accompanying financial statements provides additional information about this wholly owned subsidiary. Mid Coast Land Company recorded earnings during 1998 of $3.1 million compared to a loss during 1997 of $2.9 million and a $6.6 million loss in 1996. The profit in the current year was principally because of the reversal of $5.3 million of its reserve for losses on investments in real estate. The sale at a better than expected price for one phase of a development in December of 1998 and the placement in escrow of another phase (for settlement in early 1999) of a development led to this decision. The remaining $262 thousand in the reserve is sufficient to cover any losses on the remaining projects and parcels to be sold.

Because of the progress made to liquidate the real estate development assets, the FDIC granted an extension of the original required divestiture date in July 1996 until December 1998. The regional director of the FDIC, recently extended the deadline to December 31, 2000.

MSB PROPERTIES, INC.

This wholly owned subsidiary was formed to engage in the specific business of acquiring, owning, and improving real property and tangible personal property which may be necessary or convenient for the operation or housing of the administrative departments and branch offices of the Bank. Incorporated under the laws of the State of California in May of 1968, it also allows for the ownership of property which may be reasonably necessary for future expansion of the Bank's business, or which is otherwise reasonably related to the conduct of the Bank's business, pursuant to Section 752 of the Financial Code of the State of California.

Earnings for this subsidiary consist primarily of rental income from the Bank's offices and administrative center coupled with a minor amount of rental income from non-bank tenants and interest earnings on its cash assets. Expenses are principally interest on mortgages, depreciation of leasehold improvements, general maintenance and utilities expense. The affairs of the subsidiary are managed by Bank employees and as such this subsidiary has no paid staff members.

Earnings for MSB Properties have increased over the years with net earnings after-tax of $1.4 million, $1.6 million, and $1.3 million, in 1998, 1997 and 1996, respectively. The largest contributing factor for the increase in earnings in 1997 was a one-time gain of $143 thousand on the sale of excess property in San Luis Obispo. Leases are written with market terms and at market rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Certain information concerning market risk is contained in the notes to the financial statements which are included in Item 8 of this Report and in Management Discussion and Analysis of Financial Condition and Results of Operations which is included in Item 7 of this Report.

ITEM 7B. DISCLOSURE ABOUT RISKS ASSOCIATED WITH YEAR 2000 ISSUES

                  "YEAR 2000 READINESS DISCLOSURE"

STATE OF READINESS. The Company began implementation of its Year 2000 Plan in 1997. It has complied with all time-frames associated with that Plan and is on schedule to meet all remaining deadlines. The most significant component of that plan was the replacement of the Bank's mainframe computer and software system with a Year 2000 compliant system. That task was completed in July 1998 with the installation of the Information Technology Incorporated software on new Unisys equipment. This system is believed to be Year 2000 compliant and other banking organizations have completed Year 2000 testing with favorable results. The Company is completing its own testing as well. The system is installed nationwide at some 1,500 data processing sites for over 3,000 banks. Other systems are also being assessed including in-house applications, outside vendor applications, environmental systems and parties with whom the Company exchanges information. This process has been actively underway for some time, and while no assurance can be given that all systems will be addressed, the Management feels that it has addressed all "Mission Critical" processs in a timely matter. Testing of "Mission Critical" systems and implementations of compliant systems was substantially complete by early 1999.

Additionally, the Bank has been mailing, and received a number of positive responses to, its Request for Compliance Assessment Letters to certain of its credit customers. The Company has also issued Compliance Acknowledgement Questionaires to new credit customers. While no assurance can be given that the Year 2000 problem could not negatively effect certain of the Bank's credit customers and hence negatively affect the Bank, Management feels that it has proactively addressed the Year 2000 issue as it may affect its customers and potential customers. 336 credit relationships meet the Bank's criteria for an assessment and questionaire. These relationships represent approximately 70% of the total loan portfolio. To date, just four relationships totaling about $2 million have been identified as being a high Year 2000 related risk. As previously noted, the Bank has established reserves within the loan loss allowance to provide for Year 2000 related losses.

The Company has been designing and distributing printed materials through mailings and statement stuffers, holding informational seminars for the Bank's business customers, and engaged a speaker at its October 1997 Annual Economic Symposium who addressed this issue. Year 2000 seminars are planned for March 1999 in Santa Maria and San Luis Obispo. Moreover, the Bank has proactively participated in numerous community meetings dealing with this topic. Examples of this participation include working with the San Luis Obispo Y2K Action Alliance, an exhibit at the Y2K expo held February 7, 1999 in San Luis Obispo, a television interview and tour for a local television station showcasing the Bank's level of Y2K readiness, participating in local radio panel discussions on the topic, and presentations to local community groups on Year 2000 readiness and the specific accomplishments of the Bank.

COSTS TO ADDRESS YEAR 2000 ISSUES. It is important to note that the Company's current computer system had been fully depreciated after serving the Bank for over 7 years. It was due for replacement irrespective of the Year 2000 issue. The total capital cost of the new mainframe, software, terminals and ATM's associated with the Bank's conversion to date have totaled approximately $7.2 million, all of which has been capitalized and will be amortized over their expected useful lives. It is expected that additional purchases of certain equipment will be necessary, but the Company does not expect that the total cost will exceed $7.5 million. Amortizing these capitalized costs over their expected useful lives, Management would expect monthly depreciation expense at approximately $125 thousand. A majority of this expected amount did begin impacting the income statement in August. The costs associated with the mailings, questionnaires, seminars and other activities noted above is not expected to have a material effect on the financial position or results of operations of the Company.

RISKS FOR THE COMPANY FROM YEAR 2000 ISSUES. Like all financial institutions, Mid-State Bank relies heavily on its computer and software programs to accurately process and keep track of customer financial records and transactions. Year 2000 related failure of this hardware or software, especially if for an extended period of time, could pose a significant risk to the viability of the Company. Management believes that its Year 2000 plan, especially as it relates to its recent computer hardware and software conversion noted above, fully mitigates this direct risk from the Year 2000 problem. While the Company has back-up generating capacity for its main-frame computer system and a contingency plan for its implementation, an extensive and protracted power outage throughout the Bank's system could prove difficult to mitigate.

Credit risks associated with the difficulties incurred by the Bank's customers which have problems resulting from Year 2000 issues are considered low to moderate. Factors considered include, but are not limited to, 1) the review of the Request for Compliance Assessment Letters and Compliance Acknowledgment Questionaires received to date, 2) the understanding of each customer's business which the Bank has, 3) underlying secondary sources of collateral available to the Bank in the event of default by the customer, 4) the Bank's allowance for loan losses, 5) the potential effects of general economic disruptions (e.g. -transportation, communications, electrical) on the customer and 6) the "ripple effects" from problems elsewhere in the economy which end up effecting the customer.

Risks associated with the Year 2000 readiness status of the Company's vendors have also been reviewed. A due diligence process has been initially completed with the 313 identified vendors serving the Bank. Responses from these vendors have been reviewed and assessed. Alternate arrangements will be made where appropriate, but no major concerns exist at this point.

THE COMPANY'S CONTINGENCY PLAN. The Company had set a goal to complete its Contingency Plans for all Mission Critical processes in early 1999. The Company has completed these plans and has established an independent panel to review and approve them by mid 1999. Should additional contingency planning be needed, or revisions to developed plans be appropriate, Management believes it will still have time to make adjustments prior to the end of 1999. The independent panel reports that as of early March 1999, it had reviewed and approved approximately 50% of the Bank Mission Critical Contingency Plans.

CURRENT TARGET DATES. All projects associated with prior target dates included in the Company's Year 2000 Plan have been completed. While there can be no guarantee that the Company will be able to continue to meet all future target dates associated with its Year 2000 Plan, there are no outstanding exceptions to either its previous or future target dates. Significant target dates in the future include, by March 31, 1999, the completion of all organizational planning guidelines and business impact analysis. By June 30, 1999, business resumption contingency plans will be complete, the method of validating those business resumption contingency plans will be complete, and the testing of all mission critical systems and implementation of compliant systems should be substantially complete.

It should be noted that the Company will be progressively heightening its customer awareness efforts in the communities it serves between now and year-end 1999. The Company is taking these steps to provide realistic information to the public in contrast to more pessimistic views being promulgated by certain interests.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

-------------------------------------------------------------------------------
                                   PART III
-------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K


(a)  EXHIBITS:

2.1 Agreement to Merge and Plan of Reorganization, dated as of January 29, 1998, filed as an exhibit to the Form 8-K filed February 2, 1998

3.1       Articles of Incorporation, as amended to date

3.2       Bylaws of Registrant*

4.1       Specimen Certificate evidencing shares of Mid-State Bancshares
          Common Stock**

10.1 Mid-State Bancshares 1996 Stock Option Plan, form of Stock Option Agreement and form of Substitute Stock Option Agreement**

10.2      Deferred Compensation Plan

10.3      Profit Sharing and Salary Deferral 401 (K) Plan

10.4      Change in Control Agreement for Carrol R. Pruett

10.5      Change in Control Agreement for T. E. Reese

10.6      Change in Control Agreement for James G. Stathos

10.7      Change in Control Agreement for Steven Harding

10.8      Change in Control Agreement for Michael Gibson

10.9      Change in Control Agreement for Debbie Zimmer

10.10     Change in Control Agreement for John Arellano

10.11     Change in Control Agreement for Karen Campbell

16        Letter regarding change in certifying accountants***

21 Subsidiary of Mid-State Bancshares - Mid-State Bank is the only subsidiary**

27        Financial Data Schedule

* Filed as an exhibit to Registrant's Registration Statement (File No. 333-16952) filed on November 27, 1996.

**   Filed as part of Registrant's Initial Registration Statement on Form S-4
(File No. 333-48181) filed on March 18, 1998.

*** Filed on August 25, 1998, as part of the Company's Form 8-K, disclosing change certifying accountants.

(b)  SCHEDULES:

     Not Applicable

(c)  REPORTS ON FORM 8-K

During the fourth quarter of 1998, the Bank did not file any Reports.

Notice of Annual Meeting and Proxy Statement for the Bank's 1999 Annual Meeting will be mailed to shareholders subsequent to the date of filing of this Report. Copies of said materials will be furnished to the FDIC in accordance with applicable rules and regulations.

                                  SIGNATURES
                                  ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-STATE BANK


By:  /s/ CARROL R. PRUETT
     -----------------------------------
     CARROL R. PRUETT
     President and Chief Executive Officer



Dated:    March 23, 1999




By   /s/ JAMES G. STATHOS
     -----------------------------------
     JAMES G. STATHOS
     Executive Vice President
     and Chief Financial Officer



Dated:   March 23, 1999

                                   SIGNATURES
                                   ----------

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Bank and in the capacities and on the dates indicated.

                                                                Dated:
/s/ CARROL R. PRUETT            President and Chairman          March 23, 1999
--------------------            of the Board
CARROL R. PRUETT

/s/ GRACIA B. BELLO             Director                        March 23, 1999
--------------------
GRACIA B. BELLO

/s/ CLIFFORD H. CLARK           Director                        March 23, 1999
--------------------
CLIFFORD H. CLARK

/s/ A. J. DIANI                 Director                        March 23, 1999
--------------------
A. J. DIANI

/s/ DARYL L. FLOOD              Director                        March 23, 1999
--------------------
DARYL L. FLOOD

/s/ WILLIAM A. HARES            Director                        March 23, 1999
--------------------
WILLIAM A. HARES

/s/ RAYMOND E. JONES            Director                        March 23, 1999
--------------------
RAYMOND E. JONES

/s/ STEPHEN P. MAGUIRE          Director                        March 23, 1999
--------------------
STEPHEN P. MAGUIRE

/s/ GREGORY R. MORRIS           Director                        March 23, 1999
--------------------
GREGORY R. MORRIS

/s/ WILLIAM L. SNELLING         Director                        March 23, 1999
--------------------
WILLIAM L. SNELLING


                                 EXHIBIT INDEX

Exhibit                                                               Sequential
Number    Description                                                 Page Number
-------   -----------                                                 -----------
3.1       Articles of Incorporation, as amended

10.2      Deferred Compensation Plan

10.3      Profit Sharing and Salary Deferral 401 (K) Plan

10.4      Change in Control Agreement for Carrol R. Pruett

10.5      Change in Control Agreement for T.E. Reese

10.6      Change in Control Agreement for James G. Stathos

10.7      Change in Control Agreement for Steven Harding

10.8      Change in Control Agreement for Michael Gibson

10.9      Change in Control Agreement for Debbie Zimmer

10.10     Change in Control Agreement for John Arellano

10.11     Change in Control Agreement for Karen Campbell

27        Financial Data Schedule

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  TABLE OF CONTENTS
                                                                                          PAGE
                                                                                          ----
         Report of Independent Public Accountants                                         F-2

         Report of Independent Public Accountants                                         F-3

         Consolidated Statements of Financial Position                                    F-4

         Consolidated Statements of Income and Comprehensive Income                       F-5

         Consolidated Statements of Changes in Capital Accounts                           F-6

         Consolidated Statements of Cash Flows                                            F-7

         Notes to Consolidated Financial Statements                                       F-8

         Management Statement                                                             F-30

         Report of Independent Public Accountants                                         F-31

Report of Independent Public Accountants

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF MID-STATE BANCSHARES:

We have audited the accompanying consolidated statements of financial position of Mid-State Bancshares and Subsidiary (The Company) as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, changes in capital accounts and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Mid-State Bank and BSM Bancorp on July 10, 1998, in a transaction accounted for as a pooling of interests, as discussed in Note 2. We did not audit the consolidated financial statements of BSM Bancorp as of December 31, 1997, and the related consolidated statements of income, changes in capital accounts and cash flows for each of the two years in the period ended December 31, 1997. Such statements are included in the accompanying consolidated statements of financial position of Mid-State Bancshares and Subsidiary and reflect total assets, net interest income and net income of 29.0%, 29.2% and 23.8%, respectively, of the related consolidated totals for 1997, and net interest income and net income of 30.0% and 44.0%, respectively, of the related consolidated totals for 1996. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for BSM Bancorp, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Bancshares and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                     /s/ Arthur Andersen LLP
                                                     -----------------------
                                                     ARTHUR ANDERSEN LLP

Los Angeles, California
January 21, 1999

Report of Independent Public Accountants

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF BSM BANCORP AND SUBSIDIARY:

We have audited the consolidated balance sheet of BSM Bancorp and Subsidiary as of December 31, 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements, which are not presented separately herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSM Bancorp and Subsidiary as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                        /s/ Vavrinek, Trine, Day & Co., LLP
                                        -----------------------------------
                                        VAVRINEK, TRINE, DAY & CO., LLP

Laguna Hills, California
January 8, 1998

Consolidated Statements of Financial Position
(dollars in 000's except share amounts)

------------------------------------------------------------------------------------------------------------------------
                                                                                           DECEMBER 31,
ASSETS                                                                                1998                  1997
------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS                                                            $     66,761          $     92,180
FEDERAL FUNDS SOLD                                                                       51,865                17,461
SECURITIES, net:
      Securities available for sale                                                     474,754               419,314
      Securities held to maturity (market value of $42,704
                                   and $63,074, respectively)                            41,916                62,767
------------------------------------------------------------------------------------------------------------------------
      TOTAL SECURITIES                                                                  516,670               482,081
------------------------------------------------------------------------------------------------------------------------
LOANS, net                                                                              538,879               527,512
BANK PREMISES AND EQUIPMENT, net                                                         29,736                33,172
ACCRUED INTEREST RECEIVABLE                                                              10,869                10,503
INVESTMENTS IN REAL ESTATE, net                                                           6,769                 8,768
OTHER REAL ESTATE OWNED, net                                                                259                 3,480
OTHER ASSETS                                                                             13,148                11,188
------------------------------------------------------------------------------------------------------------------------
          TOTAL  ASSETS                                                            $  1,234,956          $  1,186,345
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

LIABILITIES
------------------------------------------------------------------------------------------------------------------------

DEPOSITS:
     Demand deposits                                                                $   224,516          $    212,077
     Savings, money market and NOW accounts                                             539,394               523,577
     Time deposits--$100,000 or more                                                     88,743                87,301
     Time deposits--Under $100,000                                                      236,022               240,391

------------------------------------------------------------------------------------------------------------------------
     TOTAL DEPOSITS                                                                   1,088,675             1,063,346
------------------------------------------------------------------------------------------------------------------------

OTHER BORROWINGS                                                                          3,049                 4,495
ACCRUED INTEREST PAYABLE & OTHER LIABILITIES                                              9,508                 4,476

------------------------------------------------------------------------------------------------------------------------
          TOTAL  LIABILITIES                                                        $ 1,101,232          $  1,072,317
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 15)
CAPITAL ACCOUNTS
------------------------------------------------------------------------------------------------------------------------
Capital stock, no par value:
      Authorized--50,000,000 shares
      Outstanding--10,078,416 shares in 1998 and
      9,961,721 in 1997                                                             $    42,894          $     41,576
Undivided profits                                                                        86,548                70,667
Accumulated other comprehensive income, net of tax                                        4,282                 1,785

------------------------------------------------------------------------------------------------------------------------
      TOTAL CAPITAL ACCOUNTS                                                            133,724               114,028
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES & CAPITAL ACCOUNTS                                      $ 1,234,956           $ 1,186,345
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

Consolidated Statements of Income and Comprehensive Income

(dollars in 000's except per share amounts)

------------------------------------------------------------------------------------------------------------------------
                                                                           YEAR ENDED DECEMBER 31,
                                                                1998                  1997                  1996
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans and leases                         $  55,064             $  53,383             $  49,789
Interest on securities:
     U.S. Treasury securities                                    10,673                11,662                11,570
     U.S. Government agencies and corporations                    8,967                 9,505                 8,593
     Obligations of states and political subdivisions, other      9,692                 5,868                 3,528
Interest on funds sold                                            2,564                 1,858                 1,936
------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST INCOME                                       86,960                82,276                75,416
------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits                                             25,659                25,361                23,973
Interest on mortgages payable, other                                333                   199                   177
------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST EXPENSE                                      25,992                25,560                24,150
------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                              60,968                56,716                51,266
Provision for loan losses                                           300                    30                   227
------------------------------------------------------------------------------------------------------------------------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                   60,668                56,686                51,039
------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
Service charges on deposit accounts                               6,454                 6,813                 6,470
Commissions, fees and other service charges                       7,372                 6,291                 5,725
Investments in real estate                                          927                   507                   949
Reversal of reserve for losses on investments in real estate      5,300                    --                    --
Securities gains, net of (losses)                                    33                    90                    (4)
Other income                                                      2,795                 2,759                 2,679
------------------------------------------------------------------------------------------------------------------------
     TOTAL OTHER INCOME                                          22,881                16,460                15,819
------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
Salaries & Employee benefits                                     26,098                26,698                24,768
Occupancy expenses                                                7,643                 7,871                 7,738
Provision for losses and expenses on real estate                    177                 2,387                 6,696
Merger related charges                                            7,440                   --                    --
Other operating expenses                                         14,171                13,932                14,640
------------------------------------------------------------------------------------------------------------------------
     TOTAL OTHER EXPENSES                                        55,529                50,888                53,842
------------------------------------------------------------------------------------------------------------------------
Income before taxes                                              28,020                22,258                13,016
Tax expense                                                       9,000                 4,616                 5,138
------------------------------------------------------------------------------------------------------------------------
      NET INCOME                                              $  19,020             $  17,642             $   7,878
------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME BEFORE TAXES:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during year         $   4,196             $   1,558             $  (2,365)
Less: reclassification adjustment for gains (losses)
      included in net income                                         33                    90                    (4)
------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, before tax                            4,163                 1,468                (2,361)
Income tax expense (benefit) related to items in
      comprehensive income                                        1,666                   585                  (967)
------------------------------------------------------------------------------------------------------------------------
      OTHER COMPREHENSIVE INCOME,
      NET OF TAXES                                                2,497                   883                (1,394)
------------------------------------------------------------------------------------------------------------------------
      COMPREHENSIVE INCOME                                     $ 21,517              $ 18,525             $   6,484
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE:

         -- Basic                                              $  1.90               $   1.77             $    0.79
         -- Diluted                                            $  1.88               $   1.76             $    0.79
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

Consolidated Statements of

Changes in Capital Accounts
(dollars in 000's except share amounts)

------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                                                           Other
                                               Number of     Capital      Undivided    Comprehensive
                                                Shares        Stock        Profits     Income (Loss)     Total
------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995                     9,938,321      $27,001        $62,181     $  2,296       $  91,478
     Stock dividend                                  --         4,684         (4,699)         --              (15)
     Cash dividend                                   --           --            (964)         --             (964)
     Over accrual of 1995 cash dividend on
        partial shares related to stock dividend     --           --               2          --                2
     Exercise of stock options                    23,400          210            --           --              210
     Net Income                                      --           --           7,878          --            7,878
     Change in unrealized (loss)
        on available for sale securities             --           --             --        (1,394)         (1,394)
----------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996                     9,961,721      $31,895        $64,398     $    902       $  97,195
     Stock dividend                                  --         9,497         (9,537)         --              (40)
     Cash dividend                                   --           --          (1,831)         --           (1,831)
     Under accrual of 1996 cash dividend on
        partial shares related to stock dividend     --           --              (5)         --               (5)
     Exercise of stock options                    18,131          184            --           --              184
     Net Income                                      --           --          17,642          --           17,642
     Change in unrealized gain
        on available for sale securities             --           --             --           883             883
----------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1997                     9,979,852      $41,576        $70,667     $  1,785       $ 114,028
     Cash dividend                                   --           --          (3,147)         --           (3,147)
     Over accrual of 1997 cash dividend on
        partial shares related to stock dividend     --           --               8          --                8
     Exercise of stock options                    98,564        1,318            --           --            1,318
     Net Income                                      --           --          19,020          --           19,020
     Change in unrealized gain
        on available for sale securities             --           --             --         2,497           2,497
----------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                    10,078,416      $42,894        $86,548     $  4,282      $  133,724
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

Consolidated Statements of Cash Flows

(dollars in 000's)

-----------------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                       1998               1997                1996
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                           $ 19,020       $     17,642           $  7,878
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for depreciation and amortization                        3,624              3,880              3,783
     Amortization of investment security premiums, net                  1,238                787              1,075
     Merger related losses on sale of bank premises and equipment         2,500            --                   --
     Provision for OREO valuation allowance                               --               --                   350
     Provision for losses on investments in real estate                (5,300)             1,997              5,500
     Provision for credit losses                                          300                 30                227
     Net gain on sales of other real estate owned                      (1,334)            (1,032)            (1,722)
     Deferred tax charge (benefit)                                      1,633             (3,755)               872
     (Increase) decrease in accrued interest and other assets          (2,326)               863             (2,203)
     Increase (decrease) in accrued interest payable
           and other liabilities                                        5,032             (3,730)               147
     Other changes, net                                                (2,721)            (1,591)            (1,188)

------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                     21,666             15,091             14,719
------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities                      162,781            162,116            137,449
Purchases of securities                                              (195,787)          (206,898)          (211,824)
Proceeds from sales of other real estate owned                          3,910              7,368             10,483
Net increase in loans                                                 (11,280)           (29,662)           (15,078)
Receipts from real estate investments, net of advances                  8,142              4,105             13,522
Purchases of premises and equipment                                    (8,553)            (6,991)            (4,680)
Proceeds from sales of premises and equipment                           6,052              1,790                974
Net cash received - bank acquisition                                      --                 --               8,067
------------------------------------------------------------------------------------------------------------------------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              (34,735)           (68,172)           (61,087)
------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net increase in demand deposits, savings
     and money market accounts                                         28,256             36,045              5,106
Net (decrease) increase in time deposits                               (2,927)            26,298             28,702
Net (decrease) increase in other borrowings                            (1,446)            (2,930)             1,835
Cash dividend paid                                                     (3,147)            (1,831)              (964)
Proceeds from exercise of stock options                                 1,318                184                210

------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              22,054             57,766             34,889
------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                          8,985              4,685            (11,479)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          109,641            104,956            116,435
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 118,626          $ 109,641          $ 104,956
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information
Cash paid during the year for:
     Interest (net of amounts capitalized)                          $  25,464          $  26,276          $  25,426
     Taxes on income, net                                               6,500              6,796              3,635

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

Notes to Consolidated Financial Statements

December 31, 1998

-------------------------------------------------------------------------------
1. Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

The accounting and reporting policies of Mid-State Bancshares and Subsidiary (the "Company") conform with generally accepted accounting principles (GAAP) and general practice within the banking industry. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and dislosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are descriptions of the more significant accounting policies of the Company.

CONSOLIDATION: The consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned Subsidiary, Mid-State Bank, which includes the Bank's wholly owned subsidiaries, Mid Coast Land Company and MSB Properties. Significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

STATEMENT OF CASH FLOWS: The Company presents its cash flows using the indirect method and reports certain cash receipts and payments arising from customer loans and deposits and deposits placed with other financial institutions on a net basis. Cash and cash equivalents include short-term, highly liquid investments that generally have an original maturity of three months or less.

SECURITIES: Securities for which the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity securities. Securities which are purchased principally for the purpose of selling them in the near term for a gain are classified as trading securities. Securities not classified as held-to-maturity or trading are classified as available for sale. The Company holds no securities that should be classified as trading securities. Securities classified as available for sale are reported on the consolidated statements of financial position as of December 31, 1998 and 1997, at their market value. The net unrealized gains or losses for these securities are reported, net of related taxes, in the statements of income and comprehensive income and as a separate component of the capital accounts for the years ended December 31, 1998, 1997 and 1996. Securities classified as held-to-maturity are reported on the consolidated statements of financial position as of December 31, 1998 and 1997 at their amortized cost basis. Interest income from the securities portfolio is accrued as earned including the accretion of discounts and the amortization of premiums based on the original cost of each security owned.

LOANS: Loans are stated at face amount, less payments collected and deferred loan fees. The allowance for loan losses, which is based on estimates, is maintained at a level considered adequate to provide for losses that are considered to be inherent in the portfolio. Ultimate losses may vary from the current estimates. Management reviews these estimates periodically, considering the borrower's financial status, current economic conditions, historical loan loss experience and other factors. As adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

In determining income recognition on loans, generally no interest is recognized with respect to loans on which a default of interest or principal has occurred for a period of 90 days or more. Loans are placed on non-accrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that the presumption of collectibility of interest no longer is prudent. When a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed from income.

OTHER REAL ESTATE OWNED: Other real estate owned (OREO), comprised of real estate acquired through foreclosure, is carried at the lower of cost or estimated fair value.

INVESTMENTS IN REAL ESTATE: Real estate acquired for sale or development is stated at cost or market value, whichever is less. Real estate operations from investments acquired for development are conducted and profits are shared pursuant to agreements with outside joint venture investors and are accounted for under the equity method. Gains on sales of such real estate are recognized when certain criteria relating to the buyer's initial and continuing investment in the property are met. Under certain circumstances, the gain, or a portion thereof, may be deferred until the criteria are met. The Company capitalizes interest on funds disbursed during the active development phases of real estate development projects and the construction of Bank premises.

The Bank's real estate development subsidiary, Mid Coast Land Company, has established a reserve for losses on real estate investment activities. This amount is netted against investments in real estate in the Consolidated Statements of Financial Position.

BANK PREMISES AND EQUIPMENT: Bank premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the lesser of the estimated useful life of each type of asset or the lease term.

COMPREHENSIVE INCOME: The Company has retroactively adopted Statement of Financial Accounting Standards (SFAS) No. 130, "REPORTING COMPREHENSIVE INCOME", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The adoption of this statement resulted in a change in the financial statement presentation, but did not have an impact on the Company's consolidated financial position or results of operations.

ACCOUNTING FOR INCOME TAXES: Deferred income tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred asset or liability from period to period.

NEW ACCOUNTING PRONOUNCEMENTS: The Financial Accounting Standards Board
(FASB) recently issued SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" and SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES."

SFAS No. 131 establishes interim and annual reporting standards for public entities regarding an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The statement is effective for the year-end 1998 financial statements and is retroactive for all years presented. The adoption of this statement did not have a material impact on the consolidated financial position or results of operations.

SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Such hedge transactions require that a company must formally document, designate, and assess the effectiveness of transactions. The Company plans to adopt this statement on January 1, 2000. The Company currently has no derivative or hedged instruments and therefore the implementation of this statement is not expected to have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS: Certain items in the consolidated financial statements for 1997, and 1996 were reclassified to conform to the 1998 presentation.

-------------------------------------------------------------------------------
2. Merger of Mid-State Bank, Bank of Santa Maria and BSM Bancorp
-------------------------------------------------------------------------------

The Company entered into an "Agreement to Merge and Plan of Reorganization" dated January 29, 1998 and amended on March 27, 1998 by and among Mid-State Bank, BSM Bancorp and Bank of Santa Maria. This matter was submitted to a vote of the shareholders of Mid-State Bank at its Annual Meeting on June 17, 1998. The matter was also submitted to a vote of the shareholders of BSM Bancorp, the parent company of Bank of Santa Maria, on June 18, 1998. The shareholders of both organizations approved the merger. Co-terminus with the completion of the merger on July 10, 1998, BSM Bancorp changed its name to Mid-State Bancshares and remained the parent company to the merged bank, which retained the Mid-State Bank name. The merger was accounted for on a pooling of interests basis and as a result, prior periods are combined and restated as if the two banks were historically one unit.

The following summarizes the separate revenue and net income of BSM Bancorp and Mid-State Bank that have been reported in the restated financial statements of Mid-State Bancshares for the years ending December 31:

(dollars in 000's)                              1998              1997             1996
----------------------------------------------------------------------------------------
Interest and non-interest income:
         BSM Bancorp *                        $ 14,721          $28,481          $26,470
         Mid-State Bank: Pre-merger *           37,243           70,255           64,765
Mid-State Bancshares: Post-merger               57,877               --               --
                                              --------          -------          -------

                  Total                       $109,841          $98,736          $91,235
                                              --------          -------          -------
                                              --------          -------          -------
Net Income:
         BSM Bancorp *                        $  2,306          $ 4,205          $ 3,468
         Mid-State Bank: Pre-merger *            7,123           13,437            4,410
Mid-State Bancshares: Post-merger                9,591               --               --
                                              --------          -------          -------
                  Total                       $ 19,020          $17,642          $ 7,878
                                              --------          -------          -------
                                              --------          -------          -------

* For the year ended December 31, 1998, results for BSM Bancorp and Mid-State Bank (pre-merger), reflect the six month period ended June 30, 1998. Results from July 1, 1998 through July 10, 1998, the date of the merger, have not been seperately identified and were not considered material to the financial statements.

The shares outstanding for Mid-State Bancshares at December 31, 1998, result from the following activity in 1998:

                                                         BSM             Mid-State        Mid-State

                                                       Bancorp              Bank          Bancshares
-------------------------------------------------------------------------------------------------------
Shares Outstanding December 31, 1997:                 2,990,939           6,905,100

Stock Options Exercised Prior to Merger                  71,400               2,700

Additional Shares Issued in Connection with
the Exchange for Mid-State Bancshares stock                  --              83,813
                                                     ----------          ----------

                                                      3,062,339           6,991,613         10,053,952
                                                     ----------           ---------
                                                     ----------           ---------
Stock Options Exercised After the Merger                                                        24,464
                                                                                            ----------
Shares Outstanding December 31, 1998:                                                       10,078,416
                                                                                            ----------
                                                                                            ----------

-------------------------------------------------------------------------------
3. Cash Reserves
-------------------------------------------------------------------------------

The average reserve balances required to be maintained by the Federal Reserve Bank were approximately $19,947,000 and $13,162,000 at December 31, 1998 and 1997, respectively.

-------------------------------------------------------------------------------
4. Securities
-------------------------------------------------------------------------------

A summary of investment securities owned as of December 31, 1998 and 1997 is as follows.

                                                                               1998
                                                                        Gross           Gross
(dollars in 000's)                                  Amortized        Unrealized      Unrealized           Market
SECURITIES AVAILABLE FOR SALE                         Cost              Gains          Losses              Value
--------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                             $ 172,110       $ 2,651         $      --            $ 174,761
Securities of U.S. government
     agencies and corporations                         125,492         1,248                5               126,735
Mortgage backed securities                              12,505            20               31                12,494
Obligations of states and
     political subdivisions                            156,173         3,307               59               159,421
Other investments                                        1,336             8                1                 1,343
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
     TOTAL                                           $ 467,616       $ 7,234         $     96             $ 474,754
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


                                                                        Gross          Gross
                                                    Amortized        Unrealized      Unrealized           Market
SECURITIES HELD TO MATURITY                           Cost              Gains          Losses              Value
---------------------------------------------------------------------------------------------------------------------
Securities of U.S. government
     agencies and corporations                       $   8,754       $   107         $     --             $   8,861

Mortgage backed securities                                 706             9               --                   715
Obligations of states and
      political subdivisions                            30,852           673               --                31,525
Other investments                                        1,604             2                3                 1,603
=====================================================================================================================
     TOTAL                                           $  41,916       $   791         $      3             $  42,704
=====================================================================================================================

                                                                        Gross           Gross
                                                    Amortized        Unrealized      Unrealized           Market
SECURITIES AVAILABLE FOR SALE                         Cost              Gains          Losses              Value
--------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                            $  160,279        $    1,506      $       79          $ 161,706
Securities of U.S. government
     agencies and corporations                         130,253               628             154            130,727
Mortgage backed securities                              16,749                24              63             16,710
Obligations of states and
      political subdivisions                           107,158             1,167              95            108,230
Other investments                                        1,900                41             --               1,941
====================================================================================================================
     TOTAL                                          $  416,339        $    3,366      $      391          $ 419,314
====================================================================================================================


                                                                        Gross          Gross
                                                    Amortized        Unrealized      Unrealized           Market
SECURITIES HELD TO MATURITY                           Cost              Gains          Losses              Value
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                            $    1,000          $  --          $    --          $     1,000
Securities of U.S. government
     agencies and corporations                          27,712             71               86               27,697
Mortgage backed securities                               1,202              0                1                1,201
Obligations of states and
      political subdivisions                            30,238            333                1               30,570
Other investments                                        2,615              7               16                2,606
====================================================================================================================
     TOTAL                                          $   62,767          $ 411          $   104          $    63,074
====================================================================================================================

Securities having an amortized cost of $43,319,000 and $49,311,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from calls, partial paydowns and/or sales of securities during 1998 were $38,045,044. Gross gains of $42,992 and gross losses of $9,585 were realized on that activity.

The amortized cost and market value of securities at December 31, 1998 and 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Available For Sale               Held-to-Maturity
                                                 ------------------               ----------------
                                            Amortized          Market            Amortized       Market
   1998 (dollars in 000's)                    Cost             Value               Cost          Value
---------------------------------------------------------------------------------------------------------
   Due in one year or less                   $161,788          $162,750          $ 10,037        $ 10,075
   Due after one year to three years          204,073           207,976            12,956          13,195
   Due after three years to five years         67,967            69,855             7,904           8,080
   Due after five years to ten years           29,323            29,687            11,019          11,354
   Due after ten years                          4,465             4,486               --             --
---------------------------------------------------------------------------------------------------------
         TOTAL                               $467,616          $474,754          $ 41,916        $ 42,704
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

                                                 Available For Sale               Held-to-Maturity
                                                 ------------------               ----------------
                                            Amortized          Market            Amortized       Market
   1998 (dollars in 000's)                    Cost             Value               Cost          Value
---------------------------------------------------------------------------------------------------------
   Due in one year or less                      $ 93,002          $ 93,126          $ 15,754     $15,757
   Due after one year to three years             178,446           179,671            17,287      17,349
   Due after three years to five years           112,153           113,462            19,044      19,124
   Due after five years to ten years              25,563            25,868             9,343       9,490
   Due after ten years                             7,175             7,187             1,339       1,354
---------------------------------------------------------------------------------------------------------
         TOTAL                                  $416,339          $419,314          $ 62,767     $63,074
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------

5. Loans and Allowance for Loan Losses
-------------------------------------------------------------------------------

THE LOAN PORTFOLIO CONSISTS OF THE FOLLOWING:

                                                                                           DECEMBER 31,
(dollars in 000's)                                                                  1998                  1997
------------------------------------------------------------------------------------------------------------------
Construction and development loans                                                $    69,770          $   41,094
Real estate loans                                                                     248,326             252,969
Home equity credit lines                                                               54,865              70,933
Installment loans                                                                      30,587              32,440
Credit cards & related                                                                  9,542              15,520
Agricultural Production                                                                35,128              34,993
Commercial, other                                                                     105,589              94,578

------------------------------------------------------------------------------------------------------------------
                                                                                      553,807             542,527
------------------------------------------------------------------------------------------------------------------

Less allowance for loan losses                                                        (12,901)            (13,366)
Less deferred loan fees                                                                (2,027)             (1,649)

------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
         TOTAL LOAN PORTFOLIO                                                      $  538,879          $  527,512
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


At December 31, 1998, $372,961,000 of the Bank's portfolio was collateralized by various forms of real estate. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type and geographic locations throughout the Central Coast of California. While management of the Bank believes that the collateral presently securing this portfolio is adequate, there can be no assurances that a deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on non-accrual status totaled $1,899,000 and $3,468,000 at December 31, 1998 and 1997, respectively. If interest income on non-accrual loans had been recorded as originally scheduled, approximately $157,000, $1,503,000, and $1,590,000 of additional interest income would have been recorded for the years ended December 31, 1998, 1997 and 1996. Additionally, interest income which was recognized for loans on non accrual totaled $88,000, $336,000, and $348,000, for 1998, 1997, and 1996, respectively.

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest from other loans in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired. Certain impaired loans are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual and $302,000, $304,000 and $329,000 in interest was recognized from these loans during 1998, 1997 and 1996, respectively.

The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) the expected future cash flows discounted at the effective interest rate; (2) the loan's observable market price, if available from a secondary market; or (3) by valuing the underlying collateral. A valuation allowance is computed as any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan, as determined by one of the above methods, exceeds the recorded investment in the loan, a valuation allowance for the loan is not established. The following table discloses information about impaired loans and their related allowance.

                                                                DECEMBER 31,
(dollars in 000's)                                        1998                 1997
--------------------------------------------------------------------------------------
Loans identified as impaired at year end                $ 3,985             $   5,756
Impaired loans for which a valuation
          allowance has been determined                   2,573                 4,077
Impaired loans for which no valuation
          allowance was determined necessary              1,412                 1,679
Amount of valuation allowance                           $   892             $   1,055
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

The average amount of the recorded investment in impaired loans during the year ended December 31, 1998 and 1997, was approximately $3,978,000 and $7,739,000, respectively.

The valuation allowance reported above is determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

The Bank also provides an allowance for losses for (1) loans that while not individually identified as being currently impaired, are internally evaluated as having a relatively higher level of credit risk and (2) losses inherent in the balance of the loan portfolio which have not been specifically identified as of the year-end. The allowance is based on review of individual loans, historical trends, current economic conditions, and other factors. The allowance for loan losses consists of an amount allocated to loans which are impaired, a statistically allocated portion, a specifically allocated portion, and the remaining unallocated portion. The total of these components is considered adequate to provide for losses which can be reasonably anticipated.

The allowance for loan losses is netted against loans on the statement of financial position for December 31, 1998 and 1997. A summary of the changes in the allowance account is as follows:

                                                                            DECEMBER 31,
(dollars in 000's)                                               1998             1997             1996
---------------------------------------------------------------------------------------------------------
Balance at beginning of year                                  $  13,366        $  13,140        $  14,145
Additions to the allowance charged to expense                       300               30              227
Allowance acquired from merger                                    --               --                 228
Loans charged off                                                (1,528)          (1,576)          (3,260)
Recoveries of loans previously
          charged off                                               763            1,772            1,800
---------------------------------------------------------------------------------------------------------
          BALANCE AT END OF YEAR                              $  12,901        $  13,366        $  13,140
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

AN ANALYSIS OF LOANS TO DIRECTORS AND OFFICERS IS AS FOLLOWS:

                                                                     DECEMBER 31,
(dollars in 000's)                                              1998                  1997
---------------------------------------------------------------------------------------------------------
Balance, at beginning of year                                 $ 7,080               $ 9,139
Additional loans made                                           1,000                 3,026
Payments received                                              (1,884)               (5,085)
---------------------------------------------------------------------------------------------------------

          BALANCE AT END OF YEAR                              $ 6,196               $ 7,080
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

These loans were made in the ordinary course of the Bank's business and, in management's opinion, were made at prevailing rates and terms.

-------------------------------------------------------------------------------
6. Bank Premises and Equipment
-------------------------------------------------------------------------------

BANK PREMISES AND EQUIPMENT CONSISTED OF THE FOLLOWING:

                                                                       DECEMBER 31,
(dollars in 000's)                                               1998                 1997
-------------------------------------------------------------------------------------------------
Land                                                      $      9,524            $    10,069
Buildings                                                       19,182                 20,077
Furniture and equipment                                         21,716                 24,979
Construction in progress                                           211                    434
-------------------------------------------------------------------------------------------------
                                                                50,633                 55,559
Less--Accumulated depreciation and amortization                (20,897)               (22,387)
-------------------------------------------------------------------------------------------------

                  TOTAL PREMISES AND EQUIPMENT            $     29,736            $    33,172
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


Depreciation and amortization included in occupancy expenses was $3,624,000, $3,880,000, and $3,783,000 in 1998, 1997 and 1996, respectively, based on the following estimated useful lives:

             Buildings                           0-40 years

             Furniture and equipment             3-20 years

Total rental expense for banking premises was $882,000, $770,000, and $837,000, in 1998, 1997 and 1996, respectively. As of December 31, 1998 the approximate minimum future lease rentals payable under non-cancellable lease contracts for bank premises were as follows:

                  Year                             (dollars in 000's)
---------------------------------------------------------------------
                  1999                               $     778
                  2000                                     594
                  2001                                     429
                  2002                                     413
                  2003                                     310
                  Thereafter                             2,370
---------------------------------------------------------------------
                  TOTAL LEASE COMMITMENTS             $  4,894
---------------------------------------------------------------------
---------------------------------------------------------------------

-------------------------------------------------------------------------------
7. Investments in Real Estate
-------------------------------------------------------------------------------

REAL ESTATE HELD FOR SALE OR DEVELOPMENT INCLUDES THE FOLLOWING:

                                                                                DECEMBER 31,
(dollars in 000's)                                                       1998                  1997
------------------------------------------------------------------------------------------------------------
Advances to and investments in real estate joint ventures              $     699             $     820
Direct investments in real estate development                              6,292                13,808
Interest capitalized on investments in real estate                            40                   184
Allowance for losses on investments in real estate                          (262)               (6,044)
------------------------------------------------------------------------------------------------------------
          TOTAL INVESTMENTS IN REAL ESTATE, NET                        $   6,769             $   8,768
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------


The Federal Deposit Insurance Corporation (FDIC) Improvement Act (FDICIA) became law in December 1991. Under FDICIA the Bank was originally required to substantially eliminate its real estate development activities by December 19, 1996. In July 1996, the Bank received an extension of the deadline for two years to Decemer 31, 1998. On December 15, 1998, the Regional Director of the FDIC extended the deadline to December 31, 2000.

The Bank's real estate operations are significant to the local real estate market. Based on current estimates of the fair value of the Bank's real estate operations, management believes that the properties are carried at the lower of cost or market. However, there can be no assurances that a deterioration in the local real estate markets would not expose the Bank to the risk of significant additional losses. Management continues with its liquidation plans for its various development projects. If adjustments become necessary, they will be reported in earnings in the period in which they become known.

-------------------------------------------------------------------------------
8. Disclosures about Fair Value of Financial Instruments
-------------------------------------------------------------------------------

Where applicable, the Bank is required by GAAP to disclose the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. In the case of financial instruments for which it is not practicable to estimate the fair value, the Bank is required to disclose information pertinent to estimating the fair value such as interest rates and maturity, and also state the reasons why it is not practicable to estimate fair value.

"Fair values of financial instruments depict the market's assessment of the present value of net future cash flows directly or indirectly embodied in them, discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur." The information about fair value is said to better enable "investors, creditors, and other users to assess the consequences of an entity's investment and financing strategies, that is, to assess its performance."

Nonetheless, there are several factors which users of these financial statements should consider. First, there are uncertainties inherent in the process of estimating the fair value of financial instruments. Secondly, the statement covers financial instruments only, not other assets like premises and equipment, the fair value of which might differ significantly from the amounts at which they are carried in an entity's financial statements. Thirdly, the Bank must exclude from its estimate of the fair value of deposit liabilities any consideration of its ongoing customer relationships which provide stable sources of investable funds. Lastly, these disclosures do not address means of evaluating an entity's performance in areas other than the management of financial instruments; for example, the ability to generate non-interest income and the control of non-interest expense. For these reasons, users are advised not to regard the disclosure of the fair market value of financial instruments as in any way equivalent to a valuation of the Bank as a whole.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         CASH AND DUE FROM BANKS AND FED FUNDS SOLD

         For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

         INVESTMENT SECURITIES

         For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         LOAN RECEIVABLES

         For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

         The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

         DEPOSIT LIABILITIES

         The fair value of demand deposits is the amount payable on demand. The fair value of fixed-maturity certificates of deposit, savings accounts and money market deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

         OTHER BORROWINGS

         Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

         COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT

         Commitments to extend credit and letters of credit are written at current market rates. The Bank does not anticipate any interest rate or credit factors that would affect the fair value of commitments or letters of credit outstanding at December 31, 1998.

The estimated fair values of the Bank's financial instruments are as follows:

(dollars in 000's)                              1998                                1997
--------------------------------------------------------------------------------------------------------------
                                         Carrying             Fair            Carrying             Fair
                                          Amount              Value            Amount              Value
--------------------------------------------------------------------------------------------------------------
Financial assets:
        Cash and due from banks         $   66,761       $     66,761     $     92,180       $     92,180
        Fed funds sold                      51,865             51,865           17,461             17,461
        Investment securities              516,670            517,458          482,081            482,388
        Loans, net                         538,879            547,292          527,512            528,588

Financial liabilities:
        Deposits                         1,088,675          1,082,455        1,063,346          1,057,325
        Other borrowings                     3,049              3,049            4,495              4,495

-------------------------------------------------------------------------------
9. Income Taxes
-------------------------------------------------------------------------------

The current and deferred amounts of the provision for taxes in the years ended December 31, were:

(dollars in 000's)                            1998                  1997                  1996
----------------------------------------------------------------------------------------------------
Federal:
    Current                               $   5,308               $ 6,345              $  2,623
    Deferred                                  1,844                (3,468)                  549

----------------------------------------------------------------------------------------------------
            TOTAL FEDERAL TAXES           $   7,152                 2,877                 3,172
----------------------------------------------------------------------------------------------------

State:
    Current                                   2,059                 2,026                 1,643
    Deferred                                   (211)                 (287)                  323

----------------------------------------------------------------------------------------------------
            TOTAL STATE TAXES                 1,848                 1,739                 1,966
----------------------------------------------------------------------------------------------------
TOTAL FEDERAL AND STATE TAX EXPENSE       $    9,000              $ 4,616              $  5,138
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


The provision for taxes on income differed from the amounts computed using the federal statutory rate of 35 percent as follows:

(dollars in 000's)                                                1998           1997        1996
----------------------------------------------------------------------------------------------------
Tax expense at federal statutory tax rate                    $    9,807      $   7,790     $  4,556
Alternative minimum tax (credit)                                    --             --          (472)
State income tax expense                                          2,170          1,543          793
Tax savings from exempt investment and loan income                 (502)          (273)        (197)
Merger related expenses                                             921            --           --
Other, net                                                          272            999       (1,008)
----------------------------------------------------------------------------------------------------
          Total before change in valuation allowance          $  12,668      $  10,059     $  3,672

Change in valuation allowance                                    (3,668)        (5,443)       1,466
----------------------------------------------------------------------------------------------------
          TOTAL TAX EXPENSE                                   $   9,000      $   4,616     $  5,138
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

THE PRINCIPAL ITEMS GIVING RISE TO DEFERRED TAXES WERE:

(dollars in 000's)                                                1998                  1997         1996
-----------------------------------------------------------------------------------------------------------
Allowance for loan losses                                    $      (32)          $        66     $    724
Gain on loan workouts                                               (25)                 (581)        (913)
Real estate joint ventures                                        5,852                 1,047         (290)
Deferred compensation                                              (139)                  (66)          90
Merger related expenses                                          (1,016)                 --           --
State income taxes                                                   86                   (34)        (315)
Provisions for OREO Properties                                      991                   857          204
Depreciation                                                       (226)                 (300)         (81)
Securities - discount accretion                                    (286)                  114          123
Change in valuation allowance                                    (3,668)               (5,443)       1,466
Other, net                                                           96                   585         (136)
-----------------------------------------------------------------------------------------------------------
               TOTAL DEFERRED TAXES                          $    1,633           $    (3,755)    $    872
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
AS OF DECEMBER 31, THE DEFERRED TAX ASSETS AND LIABILITIES ARE AS FOLLOWS:

(dollars in 000's)                                       1998          1997            1996
----------------------------------------------------------------------------------------------
Assets:
   Allowance for loan losses                          $   4,736       $  4,704       $  4,770
   Gain on loan workouts                                  1,519          1,494            913
   Real estate joint ventures                             1,293          7,145          8,192
   Deferred compensation                                  1,153          1,014            948
   Merger related expenses                                1,016           --             --
   State income taxes                                       544            630            596
   Provisions for OREO properties                           292          1,283          2,140
   All other, net                                           162            258            843
----------------------------------------------------------------------------------------------
Total Assets                                             10,715         16,528         18,402
----------------------------------------------------------------------------------------------

Liabilities:
  Depreciation and amortization                            (448)           (674)          (974)
  Securities-- discount accretion                           (70)           (356)          (242)
----------------------------------------------------------------------------------------------
Total Liabilities                                          (518)         (1,030)        (1,216)
----------------------------------------------------------------------------------------------

Valuation Allowance                                          --          (3,668)        (9,111)
----------------------------------------------------------------------------------------------

Net deferred tax asset before tax effect of
  unrealized gain on securities available for sale    $  10,197       $  11,830      $   8,075

 Tax effect of unrealized
       gain on securities available for sale             (2,856)         (1,190)          (605)
----------------------------------------------------------------------------------------------

DEFERRED TAX ASSET, NET                               $   7,341       $  10,640      $   7,470
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

The valuation allowance provides for deferred taxes that are not anticipated to be offset by taxable income projected for the next 12 months. The valuation allowance is based on estimates by management which could change in the near term. Management does not currently believe that a valuation allowance is required.

As of December 31, 1998, the Bank has no operating loss and tax credit carryforwards for financial reporting purposes. There are also no alternative minimum tax credit carryforwards for tax purposes.

-------------------------------------------------------------------------------
10. Other Borrowings
-------------------------------------------------------------------------------

Mid-State Bank's wholly owned subsidiaries have obtained first trust deed mortgage financing for several of the properties and investments that they own. Mortgages payable totaled $189,000 and $213,000 at December 31, 1998 and 1997, respectively. Other borrowings also include borrowings under the Treasury Tax and Loan note account of $1,659,000 and $2,532,000 at December 31, 1998 and 1997, respectively. Securities sold under agreement to repurchase are also included in other borrowings of $1,200,000 and $1,750,000 at December 31, 1998 and 1997, respectively.

-------------------------------------------------------------------------------
11. Commitments and Contingencies
-------------------------------------------------------------------------------

At December 31, 1998 and 1997, the Bank was contingently liable for letter of credit accommodations made to its customers totaling $18,997,000 and $29,776,000, respectively. At December 31, 1998 and 1997, the Bank also had undisbursed loan commitments in the amount of $225,104,000 and $243,992,000, respectively.

Many of the commitments are expected to expire without being drawn upon. Accordingly, the total outstanding commitment amount does not necessarily represent future cash requirements. The Bank does not anticipate any significant losses as a result of these transactions. Provision has been made for losses which may be sustained in the fulfillment of, or from an inability to fulfill, any commitments.

The Bank is involved in litigation of a routine nature which is being handled and defended in the ordinary course of the Bank's business. In the opinion of management, based on the advice of legal counsel, the resolution of this litigation will have no material impact on the Bank's financial condition or results of operations.

-------------------------------------------------------------------------------
12. Earnings Per Share
-------------------------------------------------------------------------------

Earnings per share (EPS) have been computed in 1998, 1997 and 1996, based on the weighted average number of shares outstanding each year of 10,031,000, 9,965,000, and 9,948,000, respectively, the weighted average number of shares outstanding each year. Average outstanding shares in prior years have been restated to reflect stock dividends paid to former shareholders of Mid-State Bank, as well as, additional shares issued in connection with the merger

The following is a reconciliation of the numerators and denominators used in the calculation of basic EPS and diluted EPS for the years ended December 31.


(dollars in 000's except per share data)
1998                                                                  Earnings              Shares             EPS
------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
    Net Income available to Common Stockholders                      $    19,020              10,031          $1.90
Effect of Dilutive Securities:
    Stock Options                                                                                 67
Diluted Earnings Per Share:
    Net Income available to Common Stockholders and
     assumed conversions                                              $   19,020              10,098          $1.88

1997
------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
    Net Income available to Common Stockholders                       $   17,642               9,965          $1.77
Effect of Dilutive Securities:
    Stock Options                                                                                 84
Diluted Earnings Per Share:
    Net Income available to Common Stockholders and
     assumed conversions                                              $   17,642              10,049          $1.76

1996
------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
    Net Income available to Common Stockholders                       $    7,878               9,948          $0.79
Effect of Dilutive Securities:
    Stock Options                                                                                 41
Diluted Earnings Per Share:
    Net Income available to Common Stockholders and
     assumed conversions                                               $   7,878               9,989          $0.79


-------------------------------------------------------------------------------
13. Capital Accounts
-------------------------------------------------------------------------------

The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of (1) the company's undivided profits or (2) the company's net income for its last three fiscal years less the amount of any distributions made by the company to shareholders during such period. Under these restrictions, the Bank can make cash dividends totaling $38,577,000 at December 31, 1998. The Company declared cash dividends during 1998 of $3,146,000.

-------------------------------------------------------------------------------
14. Stock Options
-------------------------------------------------------------------------------

The Bank adopted a new stock option plan, the "Plan", in 1998. The Plan replaced earlier plans granted by the former BSM Bancorp and the former Mid-State Bank. Options are granted at a price not less than the fair market value of the stock at the grant date. Options are exercisable and expire as determined by the Board of Directors. However, options expire no later than ten years from the date of grant. The 1998 plan provides for issuance of up to 669,065 shares of common stock and is subject to termination as determined by the Board of Directors. After the merger, under the new 1998 Plan, the Company granted options representing 134,677 shares as substitutes for prior outstanding options (at previous exercise prices, as adjusted for the merger) and new options representing 410,000 shares at current market prices. As of December 31, 1998, 511,122 shares are currently under option. The shares are exercisable at prices ranging from $10.75 to $31.00. During 1997, 18,273 shares were exercised and 98,564 shares were exercised in 1998.

The Bank applies Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related Interpretations in accounting for its Stock Plan. Accordingly, no compensation expense has been recognized for grants under the Stock Plan.

Consistent with the methods of SFAS No. 123, proforma compensation expense for the Bank stock option plan had been determined based on the fair value at the grant date. Fair values were estimated using the Black-Scholes option -pricing model with the following weighted average assumptions used at October 14, 1998, the date of the last options granted: 25% dividend yield (dividend per share divided by earnings per share), expected volatility of 50%, risk-free interest rate of 4.5% and expected lives of five years. The Bank's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to pro forma amounts indicated below:


      (dollars in 000's except per share data)                      1998        1997       1996
------------------------------------------------------------------------------------------------
Net income to common shareholders:
As reported                                                       $19,020     $17,642     $7,878
Pro forma                                                         $17,128     $17,620     $7,822
Net income per common and common share equivalent:
     Basic earnings per share:
               As reported                                        $  1.90     $  1.77     $ 0.79
               Pro forma                                          $  1.71     $  1.77     $ 0.78
     Diluted earnings per share:
               As reported                                        $  1.88     $  1.76     $ 0.79
               Pro forma                                          $  1.70     $  1.75     $ 0.78


A SUMMARY OF THE BANK'S STOCK OPTIONS AS OF DECEMBER 31, 1998, 1997 AND 1996, AND CHANGES DURING THE PERIODS THEN ENDED, IS PRESENTED BELOW:

                                             1998                          1997                     1996
---------------------------------------------------------------------------------------------------------------
                                               Weighted                      Weighted                  Weighted
                                               Average                       Average                   Average
                                               Exercise                      Exercise                  Exercise
                                     Shares     Price             Shares      Price         Shares      Price
----------------------------------------------------------------------------------------------------------------
Outstanding at
 beginning of period                 215,077     $ 12.57          236,794      $ 12.27      202,118     $ 12.33

Granted                              410,000       30.05            4,000        16.00       85,875       13.18

Exercised/Forfeited                 (113,955)      13.84          (25,717)       10.28      (51,199)      14.02
-----------------------------------------------------------------------------------------------------------------
Outstanding at
 end of period                       511,122     $ 26.31          215,077      $ 12.57      236,794     $ 12.27
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------
15. Employee Benefits
------------------------------------------------------------------------------

The Company offers a combination qualified profit sharing plan (the Profit Sharing Plan) and a savings and retirement plan designed to comply with Internal Revenue Service Code Section 401(k) (the 401(k) Plan) to substantially all employees. The Company's contributions to the Profit Sharing and 401(k) Plans for the years ended December 31, 1998, 1997, and 1996 were $1,643,000, $1,599,000, and $979,000, respectively.

A deferred compensation plan is also in effect to provide performance oriented deferred compensation for the Company's senior management. Allocations to the participants accounts are made at the discretion of the Board of Directors. The amount of contributions is determined by the Board of Directors as a function of net profits and prior year return on equity. No contribution was made in 1996. In 1997, $403,000 was contributed to participants with $571,000 contributed for 1998.

Prior to the merger, Mid-State Bank began a bonus incentive system in 1996 (the Incentive Reward System) for many of the Bank's employees. A bonus is paid to selected employees who exceed certain goals under formulas established at the start of the year. Included in employee benefits expense for 1998, 1997 and 1996 was a charge of $504,000, $667,850 and $190,750, respectively, which was accrued during those years and paid in the following year under the Incentive Reward System. Approximately 479 employees received bonuses under this program in 1998 ranging from 1.0% of their salary to as much as 12.5% of their salary.

Also prior to the merger, BSM Bancorp through its wholly owned subsidiary, Bank of Santa Maria paid bonuses to employees amounting to $285,000, $570,000, and $480,000 for the years 1998, 1997, and 1996, respectively.

-------------------------------------------------------------------------------
16. Regulatory Matters
-------------------------------------------------------------------------------

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1998, that Mid-State Bancshares and Mid-State Bank meet all capital adequacy requirements to which they are subject.

                                                                                                 To be Considered
                                                                                                 Well Capitalized
                                                                      For Capital                  For Capital
(dollars in 000's)                           Actual                  Adequacy Purposes          Adequacy Purposes
                                       Amount      Ratio             Amount      Ratio           Amount      Ratio
                                       -----------------             -----------------          ------------------
MID-STATE BANCSHARES - CONSOLIDATED:
As of December 31, 1998:
------------------------
Total Capital
 (to Risk Weighted Assets)            $  137,460    17.9%            $  61,339     8.0%         $  76,674     10.0%
Tier One Capital
 (to Risk Weighted Assets)            $  127,835    16.7%            $  30,670     4.0%         $  46,004      6.0%
Tier One Capital
 (to Average Assets)                  $  127,835    10.5%            $  48,882     4.0%         $  61,102      5.0%


As of December 31, 1997:
------------------------
Total Capital
 (To Risk Weighted Assests)           $  119,074    16.0%            $  59,372     8.0%         $  74,215     10.0%
Tier One Capital
 (to Risk Weighted Assets)            $  110,517    14.9%            $  29,686     4.0%         $  44,529      6.0%
Tier One Capital
 (to Average Assets)                  $  110,517     9.5%            $  46,517     4.0%         $  58,146      5.0%

MID-STATE BANK - ONLY:
As of December 31, 1998:
------------------------
Total Capital
 (to Risk Weighted Assets)            $  136,186    17.8%            $  61,307     8.0%         $  76,634     10.0%
Tier One Capital
 (to Risk Weighted Assets)            $  126,566    16.5%            $  30,654     4.0%         $  45,980      6.0%
Tier One Capital
 (to Average Assets)                  $  126,566    10.4%            $  48,866     4.0%         $  61,083      5.0%


As of December 31, 1997:
------------------------
Total Capital
 (To Risk Weighted Assests)           $  118,749    16.0%            $  59,367     8.0%         $  74,209     10.0%
Tier One Capital
 (to Risk Weighted Assets)            $  110,192    14.8%            $  29,684     4.0%         $  44,526      6.0%
Tier One Capital
 (to Average Assets)                  $  110,192     9.5%            $  46,514     4.0%         $  58,143      5.0%


-------------------------------------------------------------------------------
17.  Reportable Business Segments
-------------------------------------------------------------------------------

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," introduces a new model for segment reporting, referred to as the "management approach." The management approach is intended to present reportable segments consistent with how the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Presently, the Company is segregated into Community Banking, Mid Coast Land Company, and "All Other".

The Community Banking business segment consists of commercial and retail banking. This segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including lending and investing activities, acceptance of demand, savings, and time deposits, and mortgage servicing. As previously noted, Mid-Coast Land Company engages in real estate investment activities. There is no major customer and the Company operates within a single geographic area.

Non reportable operating segments of the Company's operations which do not have similar characteristics to any other banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the "All Other" category. "All Other" includes the activities of the Parent Company (excluding equity in earnings of subsidiaries) and certain non-recurring items such as merger related expenses of $7.4 million in 1998 and the reversal of the reserve for losses on investments in real estate of $5.3 million in 1998. These items are not considered attributable to the assessment of performance of the business segments to which they relate.

Below is a summary statement of income and certain selected financial data for the three years ended December 31, 1998. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments which may influence relative results, most notably, allocations of various types of overhead and administrative costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

                                                                                           All
                            Community Banking         Mid Coast Land Company              Other               Mid State Bancshares
(dollars in 000's)     1998     1997      1996       1998     1997     1996       1998    1997    1996     1998    1997      1996
-------------------------------------------------- --------------------------- ------------------------  --------------------------
Interest Income       $86,861   $82,183   $75,353    $  99  $    93   $    63  $     -   $   -   $   -   $86,960  $82,276  $75,416
Interest Expense       25,992    25,560    24,150        -        -         -        -       -       -    25,992   25,560   24,150
                      ---------------------------- --------------------------- ------------------------  --------------------------
Net Interest Income    60,869    56,623    51,203       99       93        63        -       -       -    60,968   56,716   51,266

Provision
                          300        30       227        -        -         -        -       -      -        300       30      227

Non Interest Income    16,654    15,953    14,870      727      507       949    5,500       -      -     22,881   16,460   15,819

Non Interest Expense   46,849    47,223    46,261      916    3,491     7,580    7,764     174      1     55,529   50,888   53,842
                      ---------------------------- --------------------------- ------------------------  --------------------------
Pre-Tax Income        $30,374   $25,323   $19,585    $ (90) $(2,891)  $(6,568) $(2,264)  $(174) $  (1)   $28,020  $22,258  $13,016
                      ---------------------------- --------------------------- ------------------------  --------------------------
                      ---------------------------- --------------------------- ------------------------  --------------------------

Average Assets
(in millions)         $ 1,188   $ 1,107   $ 1,030    $   8  $    18   $    29  $     1   $   -  $   -    $ 1,197  $ 1,125  $ 1,059


-------------------------------------------------------------------------------
18.  Parent Company Financial Information
-------------------------------------------------------------------------------

Condensed financial information of Mid-State Bancshares (parent only) follows: (dollars in 000's)


CONDENSED BALANCE SHEET
-----------------------
                                                                 DECEMBER 31,
ASSETS                                                    1998                1997
                                                       ---------           ---------
Cash                                                   $   2,112           $     185
Investment in Mid-State Bank                             132,455             113,706
Other Assets                                                 394                 151
                                                       ---------           ---------
   Total Assets                                        $ 134,961           $ 114,042
                                                       ---------           ---------
                                                       ---------           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Dividend Payable                                       $   1,209           $      --
Accrued Liabilities                                           28                  14
                                                       ---------           ---------
Total Liabilities                                          1,237                  14

Shareholders' Equity                                     133,724             114,028
                                                       ---------           ---------
   Total Liabilities and Shareholders' Equity          $ 134,961           $ 114,042
                                                       ---------           ---------
                                                       ---------           ---------


CONDENSED INCOME STATEMENTS
---------------------------

                                                        DECEMBER 31,
                                         1998               1997                1996
                                     -----------------------------------------------
Equity in earnings of subsidiaries:
   Undistributed                     $  17,246           $  16,899        $      (1)
   Dividends                             2,000                 850               --
Operating Expenses                        (324)               (174)              --
Income Tax Benefit                          98                  67               --
                                     ---------           ---------        ---------
Net Income (Loss)                    $  19,020           $  17,642        $      (1)
                                     ---------           ---------        ---------
                                     ---------           ---------        ---------



CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------
                                                                          DECEMBER 31,
                                                            1998               1997                1996
                                                         -----------------------------------------------
Cash flows from operation activities:
   Net Income (loss)                                      $ 19,020            $  17,642         $     (1)

Adjustments to reconcile net income to net cash
   Provided by operating activities:
        Net earnings of Bank                               (17,246)             (16,899)               1
        Amortization of organizational expenses                 15                   15               --
        Other                                                 (243)                (129)             (23)
                                                           --------            ---------        ---------
            Net cash provided by (used in)
              operating activities                           1,546                  628              (23)
                                                           --------            ---------        ---------
   Net Cash Flow from Investing Activities                      --                   --               (1)
                                                           --------            ---------        ---------
   Net Cash Flows from Financing Activities:
        Net change in short term note payable                   --                  (40)              40
        (Redemption) issuance of organizational stock           --                   (1)               1
        Proceeds from stock options                          1,282                  177               --
        Dividends paid by parent                              (901)                (596)              --
                                                           --------            ---------        ---------
            Net cash provided by (used in)
              financing activities                             381                 (460)              41
                                                           --------            ---------        ---------
Net Increase in Cash                                         1,927                  168               17
Cash, beginning of year                                        185                   17               --
                                                           --------            ---------        ---------
Cash, at end of year                                       $ 2,112             $    185         $     17
                                                           --------            ---------        ---------
                                                           --------            ---------        ---------


Management Statement

MID-STATE BANK IS RESPONSIBLE FOR THE PREPARATION, INTEGRITY, AND FAIR PRESENTATION OF ITS PUBLISHED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND THE YEAR THEN ENDED. THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND, AS SUCH, INCLUDE AMOUNTS, SOME OF WHICH ARE BASED ON JUDGMENTS AND ESTIMATES OF MANAGEMENT.

INTERNAL CONTROL STRUCTURE OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an effective internal control structure over financial reporting. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management assessed its internal control structure over financial reporting as of December 31, 1998. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, management believes that Mid-State Bank maintained an effective internal control structure over financial reporting as of December 31, 1998.

COMPLIANCE WITH LAWS AND REGULATIONS

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Mid-State Bank complied, in all significant aspects, with the designated laws and regulations relating to safety and soundness for the year ended December 31, 1998.

     /s/ James G. Stathos                           /s/ Carrol R. Pruett
     --------------------                           --------------------
     James G. Stathos                               Carrol R. Pruett
     Executive Vice President                       President
     Chief Financial Officer                        Chief Executive Officer

Report of Independent Public Accountants

To the Shareholders and Board of Directors of Mid-State Bank:

We have examined management's assertions that Mid-State Bancshares maintained an effective internal control structure over financial reporting as of December 31, 1998 included in the accompanying Management Statement.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and accordingly, included obtaining an understanding of the internal control structure over financial reporting, testing, and evaluating the design and operating effectiveness of the internal control structure and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control structure over financial reporting to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that Mid-State Bancshares maintained an effective internal control structure over financial reporting as of December 31, 1998, is fairly stated, in all material respects, based on criteria established in the INTERNAL CONTROL-INTEGRATED FRAMEwork issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                                            /s/ Arthur Andersen LLP
                                            ---------------------------
                                            ARTHUR ANDERSEN LLP
Los Angeles, California
January 21, 1999