Form 10-Q
period 1999-03-31
MID-STATE BANCSHARES
filed 1999-05-12
CIK 1027324

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20429

                                    FORM 10-Q

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
          from      N/A       to       N/A     .
               -------------      --------------

                        Commission File Number 333-16951

                              MID-STATE BANCSHARES
                              --------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                  77-0442667
--------------------------------          ------------------------------------
(State or Other  Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


   1026 GRAND AVE. ARROYO GRANDE, CA                  93420
----------------------------------------  -----------------------------
(Address of Principal Executive Offices)           (Zip Code)


                    Issuer's Telephone Number: (805) 473-7700
                                               --------------


        Securities to be registered under Section 12(b) of the Act: NONE


           Securities to be registered under Section 12(g) of the Act:


                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of class)

Check whether the Bank (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 4, 1999, the aggregate market value of the common stock held by non-affiliates of the Company was: $260,480,379.

Number of shares of common stock of the Company outstanding as of May 4, 1999:
10,097,045 shares.

                              MID-STATE BANCSHARES

                                 March 31, 1999


                                      Index

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

               Consolidated Statements of  Financial Position as of
               March 31, 1999, December 31, 1998, and March 31, 1998        3

               Consolidated Statements of Income and Comprehensive
               Income for the three month period ended March 31,
               1999 and March 31, 1998                                      4

               Consolidated Statements of Cash Flows for the three month
               period ended March 31, 1999 and March 31, 1998               5

               Notes to Consolidated Financial Statements                   6

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8

      Item 3 - Quantitative and Qualitative Disclosure
               About Market Risk                                           14

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                           16

      Item 2 - Changes in Securities and Use of Proceeds                   16

      Item 3 - Defaults Upon Senior Securities                             16

      Item 4 - Submission of Matters to a Vote of Security Holders         16

      Item 5 - Other Information                                           16

      Item 6 - Exhibits and Reports on Form 8-K                            16


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                              MID-STATE BANCSHARES
                  Consolidated Statements of Financial Position
                 (Interim Periods Unaudited - figures in 000's)


ASSETS                                      Mar. 31, 1999    Dec. 31, 1998    Mar. 31, 1998
                                            -------------    -------------    -------------
Cash and Due From Banks                     $   60,343       $   66,761       $   82,839
Fed Funds Sold                                  64,865           51,865           28,193

Investment Securities:

  Available For Sale                           459,482          474,754          418,561
  Held-to-Maturity (Market value of             36,486           41,916           59,791
  $37,091, $42,704 and $60,083,
  respectively)
Loans, net of unearned income                  551,438          551,780          539,315
Allowance for Loan Losses                      (12,435)         (12,901)         (13,459)
                                            -----------      -----------      -----------
Net Loans                                      539,003          538,879          525,856

Premises and Equipment, net                     29,656           29,736           33,023
Accrued Interest Receivable                     10,866           10,869            9,522
Investments in Real Estate, Net                  6,755            6,769            8,662
Other Real Estate Owned, Net                       206              259            3,242
Other Assets                                    14,273           13,148           11,534
                                            -----------      -----------      -----------
TOTAL ASSETS                                $1,221,935       $1,234,956       $1,181,223
                                            ===========      ===========      ===========

LIABILITIES AND EQUITY

Non Interest Bearing Demand                 $  201,476       $  224,516       $  199,841
NOW Accounts, Money Market
     and Savings Deposits                      540,192          539,394          519,025
Time Deposits Under $100                       233,905          236,022          243,950
Time Deposits $100 or more                      91,681           88,743           90,795
                                            -----------      -----------      -----------
       TOTAL DEPOSITS                        1,067,254        1,088,675        1,053,611

Accrued Interest Payable and
Other Liabilities                               18,448           12,557            9,802
                                            -----------      -----------      -----------
       TOTAL LIABILITIES                     1,085,702        1,101,232        1,063,413
                                            -----------      -----------      -----------

Shareholders' Equity:

Common Stock and Surplus (Shares                43,069           42,894           41,695
    Outstanding of 10,096,  10,078 and
    9,997, respectively)
Retained Earnings                               90,517           86,548           73,841
Unrealized Gain
   on Available for Sale Securities              2,647            4,282            2,274
                                            -----------      -----------      -----------
       TOTAL EQUITY                            136,233          133,724          117,810
                                            -----------      -----------      -----------
       TOTAL LIABILITIES AND EQUITY        $ 1,221,935      $ 1,234,956      $ 1,181,223
                                            ===========      ===========      ===========

                              MID-STATE BANCSHARES

               Consolidated Statements of Income and Comprehensive
      Income (Unaudited - figures in 000's except earnings per share data)

                                                                         Three Month Period
                                                                          Ended March 31,
                                                                       1999             1998
                                                                      --------         --------
INTEREST INCOME:
       Interest and fees on loans                                     $ 13,400         $ 13,676
       Interest on investment securities - taxable                       6,565            6,789
       Interest on investment securities - tax exempt                      650              342
       Interest on fed funds sold, other                                   700              472
                                                                      --------         --------
                  TOTAL INTEREST INCOME                                 21,315           21,279
                                                                      --------         --------
INTEREST EXPENSE:
       Interest on NOW, money market and savings                         1,858            2,181
       Interest on time deposits less than $100                          2,727            3,101
       Interest on time deposits of $100 or more                         1,057            1,162
       Interest on mortgages, other                                         70               67
                                                                      --------         --------
                  TOTAL INTEREST EXPENSE                                 5,712            6,511
                                                                      --------         --------
NET INTEREST INCOME BEFORE PROVISION                                    15,603           14,768
Less: Provision for loan losses                                             --              150
                                                                      --------         --------
NET INTEREST INCOME AFTER PROVISION                                     15,603           14,618
                                                                      --------         --------
OTHER OPERATING INCOME:
       Service charges and fees                                          1,505            1,655
       Other non interest income                                         2,205            2,513
                                                                      --------         --------
                  TOTAL OTHER OPERATING INCOME                           3,710            4,168
                                                                      --------         --------
OTHER OPERATING EXPENSE:
       Salaries and employee benefits                                    6,725            6,836
       Occupancy and furniture                                           1,787            1,905
       Other operating expenses                                          3,352            3,715
                                                                      --------         --------
                  TOTAL OTHER OPERATING EXPENSE                         11,864           12,456
                                                                      --------         --------
Income before taxes                                                      7,449            6,330
Provision for income taxes                                               2,270            2,262
                                                                      --------         --------
NET INCOME                                                            $  5,179         $  4,068
                                                                      ========         ========
OTHER COMPREHENSIVE INCOME BEFORE TAXES:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during period                 (2,727)             815
Less: reclassification adjustment for (gains) losses
       included in net income                                                0                0
                                                                      --------         --------
Other comprehensive (loss) income, before tax                           (2,727)             815
Income tax (benefit) provision related to items in
       comprehensive income                                             (1,092)             326
                                                                      --------         --------
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES                         (1,635)             489
                                                                      --------         --------
COMPREHENSIVE INCOME                                                  $  3,544         $  4,557
                                                                      ========         ========
EARNINGS PER SHARE - BASIC                                            $   0.51         $   0.41
                   - DILUTED                                          $   0.51         $   0.40


                              MID-STATE BANCSHARES

                      Consolidated Statements of Cash Flows
                         (Unaudited - figures in 000's)

                                                                           Three Month Period
                                                                              Ended March 31,
                                                                          1999             1998
                                                                        --------         --------
OPERATING ACTIVITIES
         Net (Loss) Income                                              $  5,179          $ 4,068
         Adjustments to reconcile net (loss) income to
         net cash provided by operating activities:
              Provision for credit losses                                    --               150
              Depreciation and amortization                                  797              894
              Net amortization of prem./discounts-investments                586              213
              Decrease (Increase) in accrued interest receivable               3             (264)
              Increase in other liabilities                                4,226            1,401
              (Increase) Decrease in other assets                         (1,125)             700
              Other changes, net                                            (856)            (452)
                                                                         --------         --------
         Net cash provided by operating activities                         8,810            6,710
                                                                         --------         --------

INVESTING ACTIVITIES
         Net cash from proceeds of real estate                                67              300
         Proceeds from sales and maturities of investments                82,084           52,467
         Purchases of investments                                        (63,296)         (48,052)
         Decrease in loans                                                   423            1,266
         Purchases of premises and equipment, net                           (717)            (744)
                                                                         --------         --------
         Net cash provided by investing activities                        18,561            5,237
                                                                         --------         --------

FINANCING ACTIVITIES
         Decrease in deposits                                            (21,421)          (9,735)
         Increase (decrease) in short-term borrowings                      1,665              (39)
         Exercise of stock options                                           176              119
         Cash dividends paid                                              (1,209)            (901)
                                                                         --------         --------
         Net cash used by financing activities                           (20,789)         (10,556)
                                                                         --------         --------

         Increase (decrease) in cash and cash equivalents                  6,582            1,391

         Cash and cash equivalents at beginning of period                118,626          109,641
                                                                         --------         --------

         Cash and cash equivalents at end of period                    $ 125,208        $ 111,032
                                                                       =========        =========

                              MID-STATE BANCSHARES

                   Notes to Consolidated Financial Statements
           (Information with respect to interim periods is unaudited)

NOTE A - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

The accompanying consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank which includes the Bank and the Bank's subsidiaries, MSB Properties and Mid Coast Land Company (collectively the "Company" or "Bank" or "Mid-State"). All significant intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Form 10-K Annual Report for the year ended December 31, 1998 of Mid-State Bancshares. A summary of the Company's significant accounting policies is set forth in the Notes to Consolidated Financial Statements contained therein.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the accounting policies reflected in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1998. They do not, however, include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

NOTE B - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute Earnings Per Share ("EPS"). Figures are in thousands, except earnings per share data.

                                           Three Month Period Ended                            Three Month Period Ended
                                                March 31, 1999                                       March 31, 1998
                                    Earnings         Shares            EPS               Earnings       Shares          EPS
                                  -----------     -----------     -----------          -----------   -----------    -----------
Net Income as reported            $    5,179                                           $    4,068

Basic Earnings Per Share:
    Income available to
    Common Shareholders           $    5,179          10,082      $    0.51            $    4,068          9,994    $    0.41

Effect of dilutive securities:
    Stock Options                                         47                                                  84

Diluted Earnings Per Share:
    Income available to
    Common Shareholders           $    5,179          10,129      $    0.51            $    4,068         10,078    $    0.40

                                       6

NOTE C - SUBSEQUENT EVENT: MERGER OF MID-STATE BANCSHARES AND CITY COMMERCE BANK

On April 19, 1999, the Company signed a definitive agreement to merge, subject to the approval of banking regulators and City Commerce Bank shareholders. The agreement provides for an exchange of common stock at a fixed exchange ratio of
 .7791 shares of Mid-State Bancshares common stock for each one share of City Commerce common stock, subject to potential adjustments based on changes in the price of Mid-State Bancshares stock preceding the effective date of the transaction. The merger is structured to be tax-free, and is intended to be accounted for as a pooling-of-interests.

As of March 31, 1999, City Commerce Bank had total assets of $149.5 million, total deposits of $130.9 million, and stockholders' equity of $17.3 million. Before giving rise to any merger related charges, the pro forma combined Mid-State Bancshares and City Commerce Bank would have total assets of approximately $1.371 billion, total deposits of approximately $1.198 billion and stockholders' equity of $153.5 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SELECTED FINANCIAL DATA - SUMMARY. The following table provides certain selected financial data at March 31, 1999 and 1998 and the results of operations for the year-to-date ended on those dates (unaudited).


CONSOLIDATED FINANCIAL DATA  -  MID-STATE BANCSHARES
(Unaudited)                                                    Year-to-Date
                                                        -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   MAR. 31, 1999  MAR. 31, 1998
                                                        -------------  --------------
Interest Income (not taxable equivalent)                    $  21,315     $  21,279
Interest Expense                                                5,712         6,511
                                                        -------------  ------------
Net Interest Income                                            15,603        14,768
Provision for Loan Losses                                           -           150
                                                        -------------  ------------
Net Interest Income after provision for loan losses            15,603        14,618
Non-interest income                                             3,710         4,168
Non-interest expense                                           11,864        12,456
                                                        -------------  ------------
Income before income taxes                                      7,449         6,330
Provision for income taxes                                      2,270         2,262
                                                        -------------  ------------
Net Income                                                  $   5,179     $   4,068
                                                        -------------  ------------

                                                               Year-to-Date
                                                        -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   MAR. 31, 1999  MAR. 31, 1998
                                                        -------------  --------------

PER SHARE:
Net Income (adjusted for stock dividends) - basic             $   0.51      $   0.41
Net Income (adjusted for stock dividends) - diluted           $   0.51      $   0.40
Weighted average shares used in Basic E.P.S. calculation        10,082         9,994
Weighted average shares used in Diluted E.P.S. calculation      10,129        10,078
Cash dividends                                                    0.12          0.09
Book value at period-end                                         13.49         11.78
Ending Shares                                                   10,096         9,997

FINANCIAL RATIOS
Return on assets                                                 1.71%         1.42%
Return on equity                                                15.56%        14.35%
Net interest margin (not taxable equivalent)                     5.68%         5.74%
Net interest margin (taxable equivalent yield)                   5.84%         5.82%
Net loan losses to avg. loans                                    0.35%         0.01%
Efficiency ratio                                                 61.4%         65.8%

PERIOD AVERAGES
Total Assets                                               $ 1,224,850   $ 1,162,094
Total Loans                                                    541,431       531,784
Total Earning Assets                                         1,114,257     1,044,129
Total Deposits                                               1,076,640     1,038,344
Common Equity                                                  134,979       114,968

BALANCE SHEET - AT PERIOD-END
Cash and due from banks                                      $  60,343     $  82,839
Investments and Fed Funds Sold                                 560,833       506,545
Loans, net of deferred fees, before allowance for loan         551,438       539,317
Allowance for Loan Losses                                     (12,435)      (13,459)
Other assets                                                    61,756        65,981
                                                         -------------  ------------
     Total Assets                                          $ 1,221,935   $ 1,181,223
                                                         =============  ============

Non-interest bearing deposits                               $  201,476    $  199,841
Interest bearing deposits                                      865,778       853,770
Other borrowings                                                 4,715         4,456
Other liabilities                                               13,733         5,346
Shareholders' equity                                           136,233       117,810
                                                         -------------  ------------
     Total Liabilities and Shareholders' equity            $ 1,221,935   $ 1,181,223
                                                         =============  ============

                                       8


ASSET QUALITY & CAPITAL - AT PERIOD-END
Non-accrual loans                                            $   1,450     $   1,681
Loans past due 90 days or more                                   1,686         1,066
Other real estate owned                                            206         3,242
                                                         -------------  ------------
Total non performing assets                                  $   3,342     $   5,989

Loan loss allowance to loans, gross                               2.3%          2.5%
Non-accrual loans to total loans, gross                           0.3%          0.3%
Non performing assets to total assets                             0.3%          0.5%
Allowance for loan losses to non performing loans               396.5%        490.0%

Equity to average assets (leverage ratio)                        10.8%          9.8%
Tier One capital to risk-adjusted assets                         17.2%         15.4%
Total capital to risk-adjusted assets                            18.5%         16.6%



     PERFORMANCE SUMMARY. The Company posted net income of $5.2 million for the three months ended March 31, 1999 compared to $4.1 million in the like 1998 period. These earnings represent an annualized return on assets of 1.71% and 1.42%, respectively, for the comparable periods. The annualized return on equity was 15.56% for the first quarter of 1999 compared to 14.35% in the first quarter of 1998. On a per share basis, diluted earnings were $0.51 in the 1999 period compared to $0.40 in the like quarter of 1998.

     NET INTEREST INCOME. Mid-State's year-to-date annualized yield on interest earning assets was 7.76% for the first three months of 1999 (7.92% on a taxable equivalent basis) compared to 8.27% in the like 1998 period (8.35% on a taxable equivalent basis). This decline in yield is related primarily to the drop in interest rates when comparing the first quarter of 1999 with the 1998 period. The Prime Rate, to which many of the Bank's loans are tied, averaged 7.75% in the 1999 period compared to 8.50% in the 1998 period. In a similar manner, annualized interest expense as a percent of earning assets declined from 2.53% in the first three months of 1998 to 2.08% in this year's first three months. This also reflected the general decline in market interest rates as the Bank lowered rates paid on various deposit products. Overall, the Bank was able to drop its interest cost on deposits by an approximately comparable amount to the decline in interest income from earning assets. As a result, Mid-State's annualized Net Interest Income, expressed as a percent of earning assets, remained virtually the same at 5.68% for the three month period of 1999 (5.84% on a taxable equivalent basis) compared to 5.74% in the comparable 1998 period (5.82% on a taxable equivalent basis). Annualized Net Interest Income as a percent of average total assets improved slightly from 5.15% in the first three months of 1998 (5.23% taxable equivalent) to 5.17% in the 1999 period (5.31% taxable equivalent).

     Earning assets on average were $70 million higher in the three month 1999 period ($1,114 million compared to $1,044 million) which is up about 6.7% from the like 1998 period. Average deposits in this same time-frame were up $38 million, or 3.7% ($1,076 million compared to $1,038 million), explaining part of the increase in average assets. The remaining portion of the increase is a result of a combination of three factors - (1) the retention of earnings in the Bank, (2) the decline in non performing assets and investments in real estate and (3) a reduction in non earning balances held at the Federal Reserve Bank.

     PROVISION AND ALLOWANCE FOR LOAN LOSSES. Mid-State did not make a provision to the allowance for loan losses in the first quarter of 1999. The Bank provided $150 thousand in the comparable 1998 quarter. Management continues to believe that the allowance, which stands at 2.3% of total loans at March 31, 1999, down from 2.5% one year earlier, is adequate to cover future losses. The $12.4 million allowance is just under four times the level of non performing assets which stand at $3.3 million compared to $6.0 million one year earlier. Non performing assets consist of loans on nonaccrual, accruing loans 90 days or more past due and Other Real Estate Owned. Other Real Estate Owned reflects property acquired through foreclosure which had secured

Bank loans on which the borrower defaulted. While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty, how and under what terms, problem assets will be resolved.

     Changes in the allowance for loan losses for the periods ended March 31, 1999 and 1998 are as follows:

                                                         March 31,
                                                   1999             1998
                                                 --------          --------
    Balance at beginning of period               $ 12,901          $ 13,366

    Provision for loan losses                       --                  150

    Loans charged off                                (642)             (297)

    Recoveries of loans previously
        Charged-off                                   176               240
                                                 --------          --------

    Balance at end of period                     $ 12,435          $ 13,459
                                                 ========          ========

At March 31, 1999, the recorded investment in loans which have been identified as impaired loans, totaled $6,346,000. Of this amount, $1,236,000 related to loans with no valuation allowance and $5,110,000 related to loans with a corresponding valuation allowance of $1,187,000. Impaired loans totaled $3,423,000 at March 31, 1998. Of that amount, $1,593,000 related to loans with no valuation allowance and $1,830,000 related to loans with a corresponding valuation allowance of $362,000. The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position. For the quarter ended March 31, 1999, the average recorded investment in impaired loans was $5,554,000 compared to $4,075,000 in the 1998 period. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status. However, during the first quarter of 1999, one large credit totaling $3.4 million was classified as impaired, even though it continues to be on accrual status. Its classification as impaired stems from the potential inadequacy of collateral value relative to the size of the loan. This one credit explains the apparent anomaly between the fact that total impaired loans have increased from one year ago, while total non-accrual loans have decreased.

     NONINTEREST INCOME. Noninterest income for the first three months of 1999 was $3.7 million, down from $4.2 million earned in the 1998 period, a decline of 11.0%. One major explanation for the decrease was a drop in service charge income of some $150 thousand over the comparable periods. This was primarily related to the fact that the merger of the two banks resulted in the consolidation of deposit products, which represented the lowest cost to customers of the two products being brought together. Gains on sale of Other Real Estate Owned were also $202 thousand less than the like quarter of 1998. Income from mortgage origination and loan servicing was off some $82 thousand from the levels in the first quarter of 1998. Miscellaneous recoveries were off $100 thousand in the first quarter compared to one year ago.

     NONINTEREST EXPENSE. Non-interest expense for the first three months of 1999 was $11.9 million. This compares to $12.5 million in the comparable 1998 period. There was an overall reduction of $111 thousand charged to expense for salaries and benefits in 1999 compared to the 1998 period, in spite of certain non recurring expenses totaling $239 thousand. There were reductions in expense in a variety of categories related to the synergies resulting from the merger of the two banks in 1998. The first quarter of 1999 compared to the 1998 quarter saw reductions of $118 thousand in occupancy and furniture costs, $114 thousand in insurance costs, $66 thousand in directors' fees, and $50 thousand in FDIC/State Banking
Department charges. While other categories of expense showed minor declines, others showed minor increases, all of which in total were expense neutral.

     PROVISION FOR INCOME TAXES. The year-to-date provision for income taxes was $2.3 million, compared to a like amount for the same period in 1998. The effective tax rate in 1999 was 30.5% compared to 35.7% in 1998. The effective tax rate in 1999 is somewhat lower than the prior year's first quarter due to an increase in tax exempt income recognized by the Company, and the realization of certain tax benefits available to Mid-State, both of which should continue to benefit tax expense through the balance of 1999.

     BALANCE SHEET. Total assets at March 31, 1999 totaled $1,221.9 million, up 3.4% from the level one year earlier of $1,181.2 million. Net loans were a component of this growth, increasing from $539.3 million at the end of March, 1998 to $551.4 million in 1999. Investments and fed funds sold grew significantly from $506.5 million one year earlier to $560.8 million this year. Other non earning asset categories declined when comparing 1998 to 1997.

     Total asset growth was funded through a $13.6 million increase in deposits and an $18.4 million increase in stockholders' equity when comparing 1999 over 1998. There was a modest increase in other borrowing and liabilities of $8.6 million, comparing the quarter-end periods. Of the $18.4 million increase in stockholders' equity, only $0.4 million was generated by an increase in the unrealized gain on available for sale securities.

     Mid-State's loan to deposit ratio of 51.7% at March 31, 1999 is up slightly from the 51.2% ratio one year earlier. There is ample internal liquidity to fund improvements in this ratio through Mid-State's investment portfolio which has over 90% of it categorized as available for sale.

     INVESTMENT SECURITIES. Fed funds sold represent $64.9 million of the $560.8 million portfolio noted above. Of the remaining $495.9 million, 38% is invested in U.S. Treasury securities, 18% is invested in U.S. Government agency obligations, 40% is invested in securities issued by states and political subdivisions in the U.S. and 4% is invested in mortgage-backed securities and other securities. 88% of all these investment securities have stated maturities which are due prior to December 31, 2003. Approximately 35% matures in less than one year. Actual maturities will vary somewhat from stated maturities because certain issuers, especially in the mortgage-backed securities portfolio, may have the right to prepay their obligations at a faster rate than that indicated by their contractual maturity.

     CAPITAL RESOURCES. Total stockholders' equity increased from $117.8 million at March 31, 1998 to $136.2 million at March 31, 1999. Net income over this 12 month time period of $20.1 million less cash dividends of $3.5 million plus a $0.4 million increase in unrealized gains on available for sale securities plus $1.4 million in stock options exercised accounted for the $18.4 million increase. Capital continues to be strong with Mid-State Bancshare's ratio of tier one equity capital to average assets ("leverage ratio") at 10.8% up from 9.8% one year earlier. Similarly, Mid-State's ratios of tier one capital and total capital to risk-adjusted assets also increased. The Tier One ratio went from 15.4% one year earlier to 17.2% at March 31, 1999. The Total Capital ratio went from 16.6% one year earlier to 18.5% at March 31, 1999.

     LIQUIDITY. Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

     DISCLOSURES CONCERNING YEAR 2000 ISSUES - YEAR 2000 READINESS DISCLOSURE.

     STATE OF READINESS. The Company began implementation of its Year 2000 Plan in 1997. It has complied with all time-frames associated with that Plan and is on schedule to meet all remaining deadlines. The most significant component of that plan was the replacement of the Bank's mainframe computer and software system with a Year 2000 compliant system. That task was completed in July 1998 with the installation of the Information Technology Incorporated software on new Unisys equipment. This system is believed to be Year 2000 compliant and other banking organizations have completed Year 2000 testing with favorable results. The Company is also completing its own testing. The system is installed nationwide at some 1,500 data processing sites for over 3,000 banks. Other systems are also being assessed including in-house applications, outside vendor applications, environmental systems and parties with whom the Company exchanges information. This process has been actively underway for some time, and while no assurance can be given that all systems will be addressed, the Management feels that it has addressed all "Mission Critical" processes in a timely matter. Testing of "Mission Critical" systems and implementations of compliant systems was substantially complete by early 1999.

     Additionally, the Bank has been mailing, and received a number of positive responses to, its Request for Compliance Assessment Letters to certain of its credit customers. The Company has also issued Compliance Acknowledgement Questionaires to new credit customers. No assurance can be given that the Year 2000 problem could not negatively effect certain of the Bank's credit customers. This in turn could negatively affect the Bank. Management feels that it has proactively addressed the Year 2000 issue as it may affect its customers and potential customers. 307 credit relationships meet the Bank's criteria for an assessment and questionaire. These relationships represent approximately 70% of the total loan portfolio. At this point, no relationships are believed to have a high Year 2000 related risk. This is down from December 31, 1998 when it was believed that four relationships represented a high risk totaling approximately $2.0 million. New information has allowed the Bank to reduce risk on these credits to the moderate category. Approximately 92 credit relationships are considered to be of moderate risk, 209 are considered to be low risk and 6 are pending analysis (awaiting additional information). The Bank has established reserves within the allowance for loan losses to provide for Year 2000 related losses. This reserve stood at $582 thousand at March 31, 1999.

     The Company has been designing and distributing printed materials through mailings and statement stuffers, holding informational seminars for the Bank's business customers, and engaged a speaker at its October 1997 Annual Economic Symposium who addressed this issue. Year 2000 seminars were conducted in March 1999 in Santa Maria and San Luis Obispo with over 300 residents in attendance. Moreover, the Bank has proactively participated in numerous community meetings dealing with this topic. Examples of this participation include working with the San Luis Obispo Y2K Action Alliance, an exhibit at the Y2K expo held February 7, 1999 in San Luis Obispo, a television interview and tour for a local television station showcasing the Bank's level of Y2K readiness, participating in local radio panel discussions on the topic, and presentations to local community groups on Year 2000 readiness and the specific accomplishments of the Bank.

     COSTS TO ADDRESS YEAR 2000 ISSUES. It is important to note that the Company's former computer system had been fully depreciated after serving the Bank for over 7 years. It was due for replacement irrespective of the Year 2000 issue. The total capital cost of the new mainframe, software, terminals and ATM's associated with the Bank's conversion to date have totaled approximately $7.2 million, all of which has been capitalized and will be amortized over their expected useful lives. It is expected that additional purchases of certain equipment will be necessary, but the Company does not expect that the total cost, when allowing for additional charges, will exceed $7.5 million. Amortizing these capitalized costs over their expected useful lives, Management would expect monthly depreciation expense of approximately $125 thousand. A majority of this expected amount did begin impacting the income statement in August of 1998. The costs associated with the mailings, questionnaires, seminars and other activities noted above is not expected to have a material effect on the financial position or results of operations of the Company.

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

     Credit risks associated with the difficulties incurred by the Bank's customers which have problems resulting from Year 2000 issues are considered low to moderate. Factors considered include, but are not limited to, 1) the review of the Request for Compliance Assessment Letters and Compliance Acknowledgment Questionaires received to date, 2) the knowledge of the customer's business, which the Bank possesses, 3) underlying secondary sources of collateral available to the Bank in the event of default by the customer, 4) the Bank's allowance for loan losses, 5) the potential effects of general economic disruptions (e.g. - transportation, communications, electrical) on the customer and 6) the "ripple effects" from problems elsewhere in the economy which end up effecting the customer.

     Risks associated with the Year 2000 readiness status of the Company's vendors have also been reviewed. A due diligence process has been initially completed with the 313 initially identified vendors serving the Bank. Responses from these vendors have been reviewed and assessed. Alternate arrangements will be made where appropriate, but no major concerns exist at this point. The Company has since reduced the number of vendors it is tracking to 222.

     THE COMPANY'S CONTINGENCY PLAN. The Company had set a goal to complete its Contingency Plans for all Mission Critical processes in early 1999. The Company has completed these plans and has established an independent panel to review and approve them by mid 1999. The independent panel is comprised of Bank employees working in departments unrelated to the Mission Critical Processes. Should additional contingency planning be needed, or revisions to developed plans be appropriate, Management believes it will still have time to make adjustments prior to the end of 1999. The independent panel reports that as of early May 1999, it had reviewed and approved 53 of 55 of the Mission Critical Processes' Contingency Plans.

     CURRENT TARGET DATES. All projects associated with prior target dates included in the Company's Year 2000 Plan have been completed, including more recently the completion of all organizational planning guidelines and business impact analysis. While there can be no guarantee that the Company will be able to continue to meet all future target dates associated with its Year 2000 Plan, there are no outstanding exceptions to either its previous or future target dates. By June 30, 1999, business resumption contingency plans will be complete, the method of validating those business resumption contingency plans will be complete, and the testing of all mission critical systems and implementation of compliant systems should be substantially complete.

     It should be noted that the Company will be progressively heightening its customer awareness efforts in the communities it serves between now and year-end 1999.

     IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Quarterly Report on Form 10-Q which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include, but are not limited to, the real estate market, the availability of loans at acceptable prices, the general level of economic activity both locally and nationally, interest rates, the actions by the Company's regulatory agencies, and actions by competitors of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Bank's risk exposure to changes in interest rates is minimal. A recent review of the potential changes in the Bank's net interest income over a 12 month time horizon showed that it could fluctuate under very extreme alternative rate scenarios from between +3.9% and -5.0% of the base case (rates unchanged) of $60.8 million. The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management feels that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Bank's net interest income forecasted for the coming 12 months under alternative interest rate scenarios.


                                                                   Change
                                                                  From Base
                                                                  ---------
      Rates Down Very Significant                                   -5.0%
      (Prime down to 3.75% over 12 months)
      Rates Down Significant                                        -2.5%
      (Prime down to 5.25% over 12 months)
      Rates Down Modestly                                           -0.7%
      (Prime down to 6.75% over 12 months)
      Base Case - Rates Unchanged                                   --
      (Prime unchanged at 7.75% over 12 months)
      Rates Up Modestly                                             +3.3%
      (Prime up to 8.75% over 12 months)
      Rates Up Aggressive                                           +3.9%
      (Prime up to 10.25% over 12 months)
      Rates Up Very Aggressive                                      +2.8%
      (Prime up to 11.75% over 12 months)


Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $540.2 million) interest is based on rates set at the discretion of Management ranging from 0.75% to 2.00%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments. These characteristics are the main reasons that a 4% decline in Prime decreases net interest income by 5.0% while a 4% increase in Prime increases net interest income just 2.8%. Management believes that under current market conditions, deposit rates would be increased more aggressively in order to maintain the Bank's deposit base.

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to - competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and Management's responses. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.62% to a high of 5.94% (not taxable equivalent). Based on the scenarios above, the net interest margin under the alternative scenarios ranges from 5.00% to 5.46%. Management feels this range of scenarios is conservative in view of its historical performance, but no assurances can be given that actual experience will fall within this range.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Shareholders for a vote during the first quarter of 1999.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         A)   Exhibits

         Exhibit No.       Exhibit
         -----------       -------

             27            Financial Data Schedule (for SEC use only)

             B)            Reports on Form 8-K

                           On a year-to-date basis in 1999, the Company filed two reports on Form 8-K, one as an amendment to a November 17, 1998 filing on February 18, 1999 concerning the Company's dividend policy and one on April 27, 1999 concerning the City Commerce Bank merger.

                                       16

                                   SIGNATURES


Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Mid-State Bancshares
                                   (registrant)



Date: May 10, 1999                 By:     /s/ CARROL R. PRUETT
                                           -----------------------------------
                                           CARROL R. PRUETT
                                           President and Chief
                                           Executive Officer



Date: May 10, 1999                 By      /s/ JAMES G. STATHOS
                                           -----------------------------------
                                           JAMES G. STATHOS
                                           Executive Vice President
                                           and Chief Financial Officer