Form 10-Q
period 1999-06-30
MID-STATE BANCSHARES
filed 1999-07-30
CIK 1027324

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20429

                                    FORM 10-Q

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from          N/A                       N/A
           --------------------- to  --------------------.


                        Commission File Number 333-16951

                              MID-STATE BANCSHARES
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                  77-0442667
----------------------------------------    ------------------------------------
(State or Other  Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

1026 GRAND AVE. ARROYO GRANDE, CA                          93420
----------------------------------------    ------------------------------------
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

As of July 22, 1999, the aggregate market value of the common stock held by non-affiliates of the Company was: $355,465,477.


Number of shares of common stock of the Company outstanding as of July 22, 1999:
10,100,920 shares.

                              MID-STATE BANCSHARES
                                  June 30, 1999
                                      Index
                                                                            PAGE
PART I - FINANCIAL INFORMATION

      Item 1 -Financial Statements

              Consolidated Statements of  Financial Position as of
              June 30, 1999, December 31, 1998, and June 30, 1998              3

              Consolidated Statements of Income and Comprehensive
              Income for the three month and six month periods ended
              June 30, 1999 and June 30, 1998                                  4

              Consolidated Statements of Cash Flows for the three month
              and six month periods ended June 30, 1999 and June 30, 1998      5

              Notes to Consolidated Financial Statements                       6

      Item 2 -Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              8

      Item 3 -Quantitative and Qualitative Disclosure
              About Market Risk                                               14

PART II - OTHER INFORMATION

      Item 1 -Legal Proceedings                                               16

      Item 2 -Changes in Securities and Use of Proceeds                       16

      Item 3 -Defaults Upon Senior Securities                                 16

      Item 4 -Submission of Matters to a Vote of Security Holders             16

      Item 5 -Other Information                                               16

      Item 6 -Exhibits and Reports on Form 8-K                                17

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                             MID-STATE BANCSHARES
                                 Consolidated Statements of Financial Position (Interim Periods Unaudited - figures in 000's)


ASSETS                                         June 30, 1999       Dec. 31, 1998           June 30, 1998
--------------------------------------------------------------------------------------------------------------------
Cash and Due From Banks                    $       65,240      $       66,761           $      82,453
Fed Funds Sold                                     41,500              51,865                  34,245

Investment Securities:
  Available For Sale                              493,542             474,754                 434,055
  Held-to-Maturity (Market value of                35,135              41,916                  58,303
  $35,111, $42,704 and $58,673,
  respectively)

Loans, net of unearned income                     564,867             551,780                 542,080
Allowance for Loan Losses                         (12,640)            (12,901)                (13,592)
-----------------------------------------------------------------------------------------------------------------
Net Loans                                         552,227             538,879                 528,488

Premises and Equipment, Net                        28,111              29,736                  33,644
Accrued Interest Receivable                        10,944              10,869                  11,529
Investments in Real Estate, Net                     2,892               6,769                   8,646
Other Real Estate Owned, Net                          120                 259                     440
Other Assets                                       14,987              13,148                  14,465
-----------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                          $  1,244,698        $  1,234,956           $   1,206,268
=================================================================================================================

LIABILITIES AND EQUITY
-----------------------------------------------------------------------------------------------------------------
Non Interest Bearing Demand                 $     224,213       $     224,516           $     213,824
NOW Accounts, Money Market
     and Savings Deposits                         541,890             539,394                 519,094
Time Deposits Under $100                          227,950             236,022                 242,056
Time Deposits $100 or more                         90,986              88,743                  91,055
-----------------------------------------------------------------------------------------------------------------
       TOTAL DEPOSITS                           1,085,039           1,088,675               1,066,029

Accrued Interest Payable and
Other Liabilities                                  22,944              12,557                  17,271
-----------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                        1,107,983           1,101,232               1,083,300
-----------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
Common Stock and Surplus (Shares                   43,102              42,894                  42,654
    Outstanding of 10,099,  10,078 and
    9,970, respectively)
Retained Earnings                                  94,731              86,548                  78,167
Accumulated other comprehensive
   (loss) income, net of tax                       (1,118)              4,282                   2,147
-----------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY                               136,715             133,724                 122,968
-----------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND EQUITY          $  1,244,698        $  1,234,956           $   1,206,268
=================================================================================================================


                              MID-STATE BANCSHARES
           Consolidated Statements of Income and Comprehensive Income
          (Unaudited - figures in 000's except earnings per share data)

                                                                       Three Month Period                    Six Months
                                                                          Ended June 30,                   Ended June 30,
                                                                     1999             1998             1999             1998
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
       Interest and fees on loans                                 $ 13,443         $ 13,989          $ 26,843         $ 27,664
       Interest on investment securities - taxable                   6,441            6,829            13,006           13,628
       Interest on investment securities - tax exempt                  911              358             1,561              691
       Interest on fed funds sold, other                               563              535             1,263            1,007
------------------------------------------------------------------------------------------------------------------------------
                  TOTAL INTEREST INCOME                             21,358           21,711            42,673           42,990
------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
       Interest on NOW, money market and savings                     1,830            2,187             3,688            4,370
       Interest on time deposits less than $100                      2,590            3,385             5,317            6,486
       Interest on time deposits of $100 or more                     1,026              927             2,083            2,089
       Interest on mortgages, other                                     69               86               139              151
------------------------------------------------------------------------------------------------------------------------------
                  TOTAL INTEREST EXPENSE                             5,515            6,585            11,227           13,096
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION                                15,843           15,126            31,446           29,894
Less: Provision for loan losses                                       -                 150              -                 300
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION                                 15,843           14,976            31,446           29,594
------------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:
       Service charges and fees                                      1,567            1,652             3,072            3,307
       Other non interest income                                     2,800            3,154             5,005            5,667
------------------------------------------------------------------------------------------------------------------------------
                  TOTAL OTHER OPERATING INCOME                       4,367            4,806             8,077            8,974
------------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSE:
       Salaries and employee benefits                                6,602            6,663            13,327           13,499
       Occupancy and furniture                                       1,834            1,874             3,621            3,778
       Other operating expenses                                      3,718            3,509             7,070            7,225
------------------------------------------------------------------------------------------------------------------------------
                  TOTAL OTHER OPERATING EXPENSE                     12,154           12,046            24,018           24,502
------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                  8,056            7,736            15,505           14,066
Provision for income taxes                                           2,630            2,375             4,900            4,637
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $   5,426        $   5,361          $ 10,605         $  9,429
OTHER COMPREHENSIVE INCOME BEFORE TAXES:
==============================================================================================================================
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during period             (6,275)            (302)           (9,001)             513
Less: reclassification adjustment for (gains) losses
                   included in net income                             -                  (3)             -                  (3)
Other comprehensive (loss) income, before tax                       (6,275)            (299)           (9,001)             516
Income (benefit) tax provision related to items in
       comprehensive income                                         (2,510)            (172)           (3,601)             154
------------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES                     (3,765)            (127)           (5,400)             362
COMPREHENSIVE INCOME                                             $   1,661        $   5,234         $   5,205         $  9,791
==============================================================================================================================
EARNINGS PER SHARE - BASIC                                       $    0.54       $     0.54         $    1.05         $   0.94
                   - DILUTED                                     $    0.53       $     0.53         $    1.05         $   0.94
------------------------------------------------------------------------------------------------------------------------------


                              MID-STATE BANCSHARES
                      Consolidated Statements of Cash Flows
                         (Unaudited - figures in 000's)


                                                                       Three Month Period                 Six Month Period
                                                                          Ended June 30,                    Ended June 30,
                                                                       1999          1998                 1999          1998
--------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
         Net Income                                                    $   5,426  $   5,361               $   10,605     $ 9,429
         Adjustments to reconcile net income to
         net cash provided by operating activities:
              Provision for credit losses                                     -         150                      -           300
              Depreciation and amortization                                  894        882                    1,691       1,776
              Net amortization of prem./discounts-investments                703       (119)                   1,289          94
              Increase in accrued interest receivable                        (78)      (692)                     (75)       (956)
              (Decrease) Increase in other liabilities                      (948)     1,095                    3,278       2,496
              Increase in other assets                                      (714)    (3,876)                  (1,839)     (3,176)

--------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                         5,283      2,801                   14,949       9,963
--------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
         Net cash from proceeds of real estate                             4,009      2,845                    4,076       3,145
         Proceeds from sales and maturities of investments                34,651     39,967                  116,735      92,434
         Purchases of investments                                        (72,153)   (54,741)                (135,449)   (102,793)
         Increase in loans                                               (13,429)    (3,763)                 (13,087)     (2,497)
         Sale (Purchase) of premises and equipment, net                      651     (1,507)                     (66)     (2,251)
         Other changes, net                                                  470      1,179                     (303)        726
--------------------------------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                           (45,801)   (16,020)                 (28,094)    (11,236)
--------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
         Increase (decrease) in deposits                                  17,785     12,418                   (3,636)      2,683
         Increase in short-term borrowings                                 5,444      6,544                    7,109       6,505
         Exercise of stock options                                            33        959                      208       1,078
         Cash dividends paid                                              (1,212)    (1,036)                  (2,422)     (1,937)
--------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                        22,050     18,885                    1,259       8,329
--------------------------------------------------------------------------------------------------------------------------------

         (Decrease) increase in cash and cash equivalents                (18,468)     5,666                  (11,886)      7,056

         Cash and cash equivalents at beginning of period                125,208    111,032                  118,626     109,642
--------------------------------------------------------------------------------------------------------------------------------

         Cash and cash equivalents at end of period                    $ 106,740  $ 116,698                $ 106,740   $ 116,698
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

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

                                      Three Month Period Ended                            Three Month Period Ended
                                            June 30, 1999                                       June 30, 1998
                                  Earnings           Shares       EPS                  Earnings          Shares     EPS
-----------------------------------------------------------------------------------------------------------------------------
Net Income as reported            $    5,426                                           $    5,361

Basic Earnings Per Share:
    Income available to
    Common Shareholders           $    5,426          10,097      $    0.54            $    5,361         10,003    $    0.54

Effect of dilutive securities:
    Stock Options                                         45                                                  54

Diluted Earnings Per Share:
    Income available to
    Common Shareholders           $    5,426          10,142      $    0.53            $    5,361         10,057    $    0.53


                                        Six Month Period Ended                              Six Month Period Ended
                                            June 30, 1999                                        June 30, 1998
                                 Earnings            Shares       EPS                  Earnings            Shares   EPS
-----------------------------------------------------------------------------------------------------------------------------
Net Income as reported           $    10,605                                           $    9,429

Basic Earnings Per Share:
    Income available to
    Common Shareholders          $    10,605          10,090      $    1.05            $    9,429          9,998    $    0.94

Effect of dilutive securities:
    Stock Options                                         45                                                  53

Diluted Earnings Per Share:
    Income available to
    Common Shareholders          $    10,605          10,135      $    1.05            $    9,429         10,051    $    0.94


NOTE C - MERGER OF MID-STATE BANCSHARES AND CITY COMMERCE BANK

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

As of June 30, 1999, City Commerce Bank had total assets of $150.5 million, total deposits of $131.4 million, and stockholders' equity of $17.8 million. Before giving rise to any merger related charges, the pro forma combined Mid-State Bancshares and City Commerce Bank would have total assets of approximately $1.395 billion, total deposits of approximately $1.216 billion and stockholders' equity of $154.5 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SELECTED FINANCIAL DATA - SUMMARY. The following table provides certain selected financial data at June 30, 1999 and 1998 and the results of operations for the 3 month and 6 month periods ended on those dates (unaudited).


CONSOLIDATED FINANCIAL DATA - MID-STATE BANCSHARES
(Unaudited)                                                              Quarter Ended                    Year-to-Date
--------------------------------------------------               ------------------------------    -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                            JUNE 30, 1999    JUNE 30, 1998    JUNE 30, 1999   JUNE 30, 1998
--------------------------------------------------               -------------    -------------    -------------   -------------
Interest Income (not taxable equivalent)......................     $    21,358     $    21,711       $    42,673   $      42,990
Interest Expense..............................................           5,515           6,585            11,227          13,096
                                                                   -----------     -----------       -----------       ---------
Net Interest Income...........................................          15,843          15,126            31,446          29,894
Provision for Loan Losses.....................................               -             150                 -             300
                                                                   -----------     -----------       -----------       ---------
Net Interest Income after provision for loan losses...........          15,843          14,976            31,446          29,594
Non-interest income...........................................           4,367           4,806             8,077           8,974
Non-interest expense..........................................          12,154          12,046            24,018          24,502
                                                                   -----------     -----------       -----------       ---------
Income before income taxes....................................           8,056           7,736            15,505          14,066
Provision for income taxes....................................           2,630           2,375             4,900           4,637
                                                                   -----------     -----------       -----------       ---------
Net Income....................................................     $     5,426     $     5,361       $    10,605   $       9,429
                                                                   -----------     -----------       -----------       ---------

                                                                          Quarter Ended                     Year-to-Date
                                                                 ------------------------------    -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                            JUNE 30, 1999    JUNE 30, 1998    JUNE 30, 1999   JUNE 30, 1998
----------------------------------------------------             -------------    -------------    -------------   -------------
PER SHARE:
Net Income - basic............................................     $      0.54     $      0.54       $      1.05   $        0.94
Net Income - diluted..........................................     $      0.53     $      0.53       $      1.05   $        0.94
Weighted average shares used in Basic E.P.S. calculation......          10,097          10,003            10,090           9,998
Weighted average shares used in Diluted E.P.S. calculation....          10,142          10,057            10,135          10,051
Cash dividends......................................... ......            0.12            0.10              0.24            0.19
Book value at period-end......................................                                             13.54           12.23
Ending Shares.................................................                                            10,099          10,053

FINANCIAL RATIOS
Return on assets..............................................            1.77%            1.82%            1.74%           1.62%
Return on equity..............................................           15.95%           17.86%           15.82%          16.05%
Net interest margin (not taxable equivalent)..................            5.66%            5.70%            5.67%           5.72%
Net interest margin (taxable equivalent yield)................            5.87%            5.79%            5.85%           5.81%
Net loan losses to avg. loans.................................           -0.15%            0.14%            0.10%           0.09%
Efficiency ratio..............................................            60.1%            60.4%            60.8%           63.0%

PERIOD AVERAGES
Total Assets..................................................     $ 1,232,419     $ 1,182,768       $ 1,228,655   $  1,172,488
Total Loans...................................................         545,876         536,474           543,666        534,142
Total Earning Assets..........................................       1,123,586       1,064,113         1,118,947      1,054,176
Total Deposits................................................       1,077,978       1,056,163         1,077,313      1,047,303
Common Equity.................................................         136,474         120,389           135,219        118,498

BALANCE SHEET - AT PERIOD-END
Cash and due from banks.......................................                                       $    65,240   $     82,453
Investments and Fed Funds Sold................................                                           570,177        526,603
Loans, net of deferred fees, before allowance for loan losses.                                           564,867        542,080
Allowance for Loan Losses..............................                                                  (12,640)       (13,592)
Other assets...........................................                                                   57,054         68,724
                                                                                                     -----------   ------------
     Total Assets......................................                                              $ 1,244,698   $  1,206,268
                                                                                                     -----------   ------------
                                                                                                     -----------   ------------
Non-interest bearing deposits..........................                                              $   224,213   $    213,824
Interest bearing deposits..............................                                                  860,826        852,205
Other borrowings.......................................                                                   10,158         11,145
Other liabilities......................................                                                   12,787          6,126
Shareholders' equity...................................                                                  136,714        122,968
                                                                                                     -----------   ------------
     Total Liabilities and Shareholders' equity........                                              $ 1,244,698   $  1,206,268
                                                                                                     -----------   ------------
                                                                                                     -----------   ------------

                                      8


                                                          ----------------------------
ASSET QUALITY & CAPITAL - AT PERIOD-END                   JUNE 30, 1999  JUNE 30, 1998
                                                          ----------------------------
Non-accrual loans                                             $   1,568     $   1,226
Loans past due 90 days or more                                    1,688           954
Other real estate owned                                             120           440
--------------------------------------------------------------------------------------
Total non performing assets                                   $   3,376     $   2,620

Loan loss allowance to loans, gross                                 2.2%          2.5%
Non-accrual loans to total loans, gross                             0.3%          0.2%
Non performing assets to total assets                               0.3%          0.2%
Allowance for loan losses to non performing loans                 388.2%        623.5%

Equity to average assets (leverage ratio)                          11.1%         10.1%
Tier One capital to risk-adjusted assets                           17.5%         15.7%
Total capital to risk-adjusted assets                              18.8%         16.9%


     PERFORMANCE SUMMARY. The Company posted net income of $5.4 million for the three months ended June 30, 1999 compared to $5.4 million in the like 1998 period. These earnings represent an annualized return on assets of 1.77% and 1.82%, respectively, for the comparable periods. The annualized return on equity was 15.95% for the second quarter of 1999 compared to 17.86% in the second quarter of 1998. On a per share basis, diluted earnings were $0.53 in the 1999 period, identical to the $0.53 in the like quarter of 1998. Earnings in the second quarter of 1998 were bolstered by one-time gains on the sale of Other Real Estate Owned and miscellaneous recoveries, which totaled $1.3 million pre-tax, compared to $0.7 million pre-tax in the second quarter of 1999. The decrease in one-time gains from the 1998 period to the 1999 is equivalent to about $0.03 per share.

     NET INTEREST INCOME. Mid-State's year-to-date annualized yield on interest earning assets was 7.69% for the first half of 1999 (7.87% on a taxable equivalent basis) compared to 8.22% in the like 1998 period (8.31% on a taxable equivalent basis). This decline in yield is related primarily to the drop in interest rates when comparing the first half of 1999 with the 1998 period. The Prime Rate, to which many of the Bank's loans are tied, averaged 7.75% in the 1999 period compared to 8.50% in the 1998 period. In a similar manner, annualized interest expense as a percent of earning assets declined from 2.50% in the first half of 1998 to 2.02% in this year's first six months. This also reflected the general decline in market interest rates as the Bank lowered rates paid on various deposit products. Overall, the Bank was able to drop its interest cost on deposits by an approximately comparable amount to the decline in interest income from earning assets. As a result, Mid-State's annualized Net Interest Income, expressed as a percent of earning assets, remained virtually the same at 5.67% for the six month period of 1999 (5.85% on a taxable equivalent basis) compared to 5.72% in the comparable 1998 period (5.81% on a taxable equivalent basis). Annualized Net Interest Income as a percent of average total assets improved slightly from 5.14% in the first half of 1998 (5.22% taxable equivalent) to 5.16% in the 1999 period (5.33% taxable equivalent).

     Earning assets on average were $65 million higher in the six month 1999 period ($1,119 million compared to $1,054 million) which is up about 6.1% from the like 1998 period. Average deposits in this same time-frame were up $30 million, or 2.9% ($1,077 million compared to $1,047 million), explaining part of the increase in average assets. The remaining portion of the increase is a result of a combination of three factors - (1) the retention of earnings in the Bank, (2) the decline in investments in real estate and (3) a reduction in non earning balances held at the Federal Reserve Bank.

     PROVISION AND ALLOWANCE FOR LOAN LOSSES. Mid-State did not make a provision to the allowance for loan losses in the first half of 1999. The Bank provided $300 thousand in the comparable 1998 period. Management continues to believe that the allowance, which stands at 2.2% of total loans at June 30, 1999, down from 2.5% one year earlier, is adequate to cover inherent losses. The $12.6 million allowance is just under four times the level of non performing assets which stand at $3.4 million compared to $2.6 million one year earlier. Non performing assets consist of loans on nonaccrual, accruing loans 90 days or more past due and Other Real Estate Owned. Other
Real Estate Owned reflects property acquired through foreclosure which had secured Bank loans on which the borrower defaulted. While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty, how and under what terms, problem assets will be resolved.

     Changes in the allowance for loan losses for the periods ended June 30, 1999 and 1998 are as follows:

                                                     Quarter Ended June 30,             Year-to-date June 30,
                                                    1999              1998             1999               1998
---------------------------------------------------------------------------------------------------------------
     Balance at beginning of period               $ 12,436          $ 13,459         $ 12,901            13,366

     Provision for loan losses                          --               150               --               300

     Loans charged off                                (221)             (217)            (863)             (514)

     Recoveries of loans previously
         Charged-off                                   425               200              602               440
---------------------------------------------------------------------------------------------------------------

     Balance at end of period                     $ 12,640          $ 13,592         $ 12,640          $ 13,592
===============================================================================================================


At June 30, 1999, the recorded investment in loans which have been identified as impaired loans, totaled $6,064,000. Of this amount, $1,266,000 related to loans with no valuation allowance and $4,798,000 related to loans with a corresponding valuation allowance of $917,000. Impaired loans totaled $3,411,000 at June 30, 1998. Of that amount, $1,989,000 related to loans with no valuation allowance and $1,422,000 related to loans with a corresponding valuation allowance of $374,000. The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position. For the quarter ended June 30, 1999, the average recorded investment in impaired loans was $5,911,000 compared to $3,743,000 in the 1998 period. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status. However, during the first quarter of 1999, one large credit totaling $3.4 million was classified as impaired, even though it continues to be on accrual status. Its classification as impaired stems from the potential inadequacy of collateral value relative to the size of the loan. This one credit explains the apparent anomaly between the fact that total impaired loans have increased from one year ago, while total non-accrual loans have remained relatively unchanged ($1.6 million versus $1.2 million one year ago).

     NONINTEREST INCOME. Noninterest income for the first six months of 1999 was $8.1 million, down from $9.0 million earned in the 1998 period, a decline of 10.0%. One explanation for the decrease was a drop in service charge income of some $237 thousand over the comparable periods. This was primarily related to the fact that the merger of the two banks resulted in the consolidation of deposit products, which represented the lowest cost to customers of the two products being brought together. Gains on sale of Other Real Estate Owned and miscellaneous recoveries were also $864 thousand less than the like period of 1998. Income from credit card merchant fee activity was up $193 thousand, offsetting some of the noted declines.

     NONINTEREST EXPENSE. Non-interest expense for the first half of 1999 was $24.0 million. This compares to $24.5 million in the comparable 1998 period. There was an overall reduction of $172 thousand charged to expense for salaries and benefits in 1999 compared to the 1998 period, in spite of certain non recurring expenses totaling $239 thousand. There were reductions in expense in a variety of categories related to the synergies resulting from the merger with Bank of Santa Maria in 1998. The first half of 1999 compared to the 1998 period saw reductions of $157 thousand in occupancy and furniture costs, $120 thousand in accounting and professional fees, and $102 thousand in regulatory expenses. While other categories of expense showed minor declines, others showed minor increases, all of which in total were expense neutral.

     PROVISION FOR INCOME TAXES. The year-to-date provision for income taxes was $4.9 million, compared to $4.6 for the same period in 1998. The effective tax rate in 1999 was 31.6% compared to 33.0% in 1998. The effective tax rate in 1999 is somewhat lower than the prior year's first half due to an increase in tax exempt income recognized by the Company, and the realization of certain tax benefits available to Mid-State, both of which should continue to benefit tax expense through the balance of 1999.

     BALANCE SHEET. Total assets at June 30, 1999 totaled $1,244.7 million, up 3.2% from the level one year earlier of $1,206.3 million. Loans, net of unearned income, but before allowance for loan losses were a component of this growth, increasing from $542.1 million at the end of June, 1998 to $564.9 million in 1999. Investments and fed funds sold grew significantly from $526.6 million one year earlier to $570.2 million this year. Other non earning asset categories declined when comparing 1999 to 1998.

     Total asset growth was funded through a $19.0 million increase in deposits and an $13.7 million increase in stockholders' equity when comparing 1999 over 1998. There was a modest increase in other borrowing and liabilities of $5.7 million, comparing the periods. There was a $13.7 million increase in stockholders' equity, in spite of a $3.3 million decrease in the unrealized gain on available for sale securities.

     Mid-State's loan to deposit ratio of 51.0% at June 30, 1999 is up slightly from the 50.0% ratio one year earlier. There is ample internal liquidity to fund improvements in this ratio through Mid-State's investment portfolio which has over 93% of the total categorized as available for sale.

     INVESTMENT SECURITIES. Fed funds sold represent $41.5 million of the $570.2 million portfolio noted above. Of the remaining $528.7 million, 31% is invested in U.S. Treasury securities, 25% is invested in U.S. Government agency obligations, 42% is invested in securities issued by states and political subdivisions in the U.S. and 2% is invested in mortgage-backed securities and other securities. 84% of all these investment securities have stated maturities which are due prior to December 31, 2003. Approximately 39% matures in less than one year. Actual maturities will vary somewhat from stated maturities because certain issuers, especially in the mortgage-backed securities portfolio, may have the right to prepay their obligations at a faster rate than that indicated by their contractual maturity.

     CAPITAL RESOURCES. Total stockholders' equity increased from $123.0 million at June 30, 1998 to $136.7 million at June 30, 1999. Net income over this 12 month time period was $20.2 million, less cash dividends of $3.6 million and a $3.3 million decrease in unrealized gains on available for sale securities, plus $0.4 million in stock options exercised, accounted for the $13.7 million increase. Capital continues to be strong with Mid-State Bancshare's ratio of tier one equity capital to average assets ("leverage ratio") at 11.1% up from 10.1% one year earlier. Similarly, Mid-State's ratios of tier one capital and total capital to risk-adjusted assets also increased. The Tier One ratio went from 15.7% one year earlier to 17.5% at June 30, 1999. The Total Capital ratio went from 16.9% one year earlier to 18.8% at June 30, 1999.

     LIQUIDITY. Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

     DISCLOSURES CONCERNING YEAR 2000 ISSUES - YEAR 2000 READINESS DISCLOSURE.

     STATE OF READINESS. The Company began implementation of its Year 2000 Plan in 1997. It has complied with all time-frames associated with that Plan and is on schedule to meet all remaining deadlines. The most significant component of that plan was the replacement of the Bank's mainframe computer and software system with a Year 2000 compliant system. That task was completed in July 1998 with the installation of the Information Technology Incorporated software on new Unisys equipment. This system is believed to be Year 2000 compliant and other banking organizations have completed Year 2000 testing with favorable results. The Company has also completed its own testing. The system is installed nationwide at some 1,500 data processing sites for over 3,000 banks. Other systems are also being assessed including in-house applications, outside vendor applications, environmental systems and parties with whom the Company exchanges information. This process has been actively underway for some time, and while no assurance can be given that all systems will be addressed, the Management feels that it has addressed all "Mission Critical" processes in a timely matter. Testing of "Mission Critical" systems and implementations of compliant systems was substantially complete by early 1999.

     Additionally, the Bank has been mailing, and received a number of positive responses to, its Request for Compliance Assessment Letters to certain of its credit customers. The Company has also issued Compliance Acknowledgement Questionaires to new credit customers. No assurance can be given that the Year 2000 problem could not negatively effect certain of the Bank's credit customers. This in turn could negatively affect the Bank. Management feels that it has proactively addressed the Year 2000 issue as it may affect its customers and potential customers. 303 credit relationships meet the Bank's criteria for an assessment and questionaire. These relationships represent approximately 85% of the total loan portfolio. At this point, no relationships are believed to have a high Year 2000 related risk. This is down from December 31, 1998 when it was believed that four relationships represented a high risk totaling approximately $2.0 million. New information has allowed the Bank to reduce risk on these credits to the moderate category. Approximately 88 credit relationships are considered to be of moderate risk, 211 are considered to be low risk and 4 are pending analysis (awaiting additional information). The Bank has established reserves within the allowance for loan losses to provide for Year 2000 related losses. This reserve stood at $608 thousand at June 30, 1999.

     The Company has been designing and distributing printed materials through mailings and statement stuffers, holding informational seminars for the Bank's business customers, and engaged a speaker at its October 1997 Annual Economic Symposium who addressed this issue. Year 2000 seminars were conducted in March 1999 in Santa Maria and San Luis Obispo with over 300 residents in attendance. Moreover, the Bank has proactively participated in numerous community meetings dealing with this topic. Examples of this participation include working with the San Luis Obispo Y2K Action Alliance, exhibits at the Y2K expos, television interviews and tour for a local television station showcasing the Bank's level of Y2K readiness, participating in local radio panel discussions on the topic, and presentations to local community groups on Year 2000 readiness and the specific accomplishments of the Bank.

     During the month of June 1999, the Company sent surveys to all depositors in order to ascertain the level of customer concern for the year 2000 computer issue. This information will be used during a fourth customer awareness campaign that will focus on specific concerns as raised in this survey.

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

     RISKS FOR THE COMPANY FROM YEAR 2000 ISSUES. Like all financial institutions, Mid-State Bank relies heavily on its computer and software programs to accurately process and keep track of customer financial records and transactions. Year 2000 related failure of this hardware or software, especially if for an extended period of time, could pose a significant risk to the viability of the Company. Management believes that its Year 2000 plan, especially as it relates to its recent computer hardware and software conversion noted above, fully mitigates this direct risk from the Year 2000 problem. While the Company has back-up generating capacity for its mainframe computer system and a contingency plan for its implementation, an extensive and protracted power outage throughout the Bank's system could prove difficult to mitigate.

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

     Risks associated with the Year 2000 readiness status of the Company's vendors have also been reviewed. A due diligence process has been initially completed with the 320 identified vendors serving the Bank. Responses from these vendors have been reviewed and assessed. Alternate arrangements will be made where appropriate, but no major concerns exist at this point. The Company has since reduced the number of vendors it is tracking to 255.

     THE COMPANY'S CONTINGENCY PLAN. The Company set a goal to complete its Contingency Plans for all Mission Critical processes by June 30, 1999. The Company has completed all 55 of these plans. The plans were reviewed by an independent panel and tested by the Year 2000 Committee. The Company's Year 2000 Contingency Plans were approved by the Board of Directors on June 9, 1999. Should additional contingency planning be needed, or revisions to developed plans be appropriate, Management believes it will still have time to make adjustments prior to the end of 1999.

     CURRENT TARGET DATES. All projects associated with prior target dates included in the Company's Year 2000 Plan have been completed. While there can be no guarantee that the Company will be able to continue to meet all future target dates associated with its Year 2000 Plan, there are no outstanding exceptions to either its previous or future target dates. By June 30, 1999, business resumption contingency plans were complete and the testing of all mission critical systems and implementation of compliant systems was substantially complete.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Bank's risk exposure to changes in interest rates is minimal. A recent review of the potential changes in the Bank's net interest income over a 12 month time horizon showed that it could fluctuate under very extreme alternative rate scenarios from between +1.2% and -4.0% of the base case (rates unchanged) of $64.5 million. The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income under alternative rate scenarios will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management feels that the Bank's exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Bank's net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

                                                           Change
                                                          From Base
                                                          ---------
       Rates Down Very Significant                          -4.0%
       (Prime down to 3.75% over 12 months)
       Rates Down Significant                               -3.0%
       (Prime down to 5.25% over 12 months)
       Rates Down Modestly                                  -1.1%
       (Prime down to 6.75% over 12 months)
       Base Case - Rates Unchanged                           --
       (Prime unchanged over 12 months)
       Rates Up Modestly                                    +1.2%
       (Prime up to 8.75% over 12 months)

       Rates Up Aggressive                                  +0.1%
       (Prime up to 10.25% over 12 months)

                                      -14-

       Rates Up Very Aggressive                             -2.7%
       (Prime up to 11.75% over 12 months)

Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $541.9 million) interest is based on rates set at the discretion of Management ranging from 0.50% to 2.00%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments. Management believes that under current market conditions, deposit rates would be increased more aggressively in order to maintain the Bank's deposit base.

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to - competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and Management's responses. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.62% to a high of 5.94% (not taxable equivalent). Based on the scenarios above, the net interest margin under the alternative scenarios ranges from 5.31% to 5.60%. Management feels this range of scenarios is conservative in view of its historical performance, but no assurances can be given that actual experience will fall within this range.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's regular Annual Meeting of Shareholders on May 20, 1999, shareholders overwhelmingly elected 10 Directors with staggered expiration terms. Those members elected with the Terms set forth next to their names are listed below.

                  Gracia B. Bello       (Term expiring in 2001)
                  Clifford H. Clark     (Term expiring in 2000)
                  A. J. Diani           (Term expiring in 2001)
                  Daryl L. Flood        (Term expiring in 2001)
                  William A. Hares      (Term expiring in 2000)
                  Raymond E. Jones      (Term expiring in 2002)
                  Stephen P. Maguire    (Term expiring in 2000)
                  Gregory R. Morris     (Term expiring in 2002)
                  William L. Snelling   (Term expiring in 2002)
                  Carrol R. Pruett      (Term expiring in 2002)

All the directors elected were incumbents, having served several years, with the exception of Stephen P. Maguire, who had been appointed to fill the seat of Albert L. Maguire beginning in March of 1999. Albert L. Maguire had been appointed Director Emeritus. No other matters were submitted to a vote of the shareholders during the second quarter of 1999.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A)       Exhibits

              Exhibit No.                           Exhibit
-------------------------------------------------------------------------------
                  27               Financial Data Schedule (for SEC use only)


         B)       Reports on Form 8-K
-------------------------------------------------------------------------------

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

                                       Mid-State Bancshares
                                       (registrant)





Date: July 30, 1999                    By: /s/ CARROL R. PRUETT
                                           -------------------------------------
                                           CARROL R. PRUETT
                                           President and Chief Executive Officer








Date: July 30, 1999                    By  /s/ JAMES G. STATHOS
                                           -------------------------------------
                                           JAMES G. STATHOS
                                           Executive Vice President
                                           and Chief Financial Officer