Form 10-Q
period 1999-09-30
MID-STATE BANCSHARES
filed 1999-11-10
CIK 1027324

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20429

                                    FORM 10-Q

/X/  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

/ /  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from N/A to N/A.


                        Commission File Number 333-16951

                              MID-STATE BANCSHARES
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                   77-0442667
-----------------------------------------   -----------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

   1026 GRAND AVE. ARROYO GRANDE, CA                      93420
-------------------------------------------  ----------------------------------
   (Address of Principal Executive Offices)            (Zip Code)

                    Issuer's Telephone Number: (805) 473-7700

        Securities to be registered under Section 12(b) of the Act: NONE

           Securities to be registered under Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

Check whether the Bank (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 3, 1999, the aggregate market value of the common stock held by non-affiliates of the Company was: $364,945,464.


Number of shares of common stock of the Company outstanding as of November 3, 1999: 11,285,220 shares.

                              MID-STATE BANCSHARES
                               September 30, 1999
                                      Index

                                                                           PAGE
PART I - FINANCIAL INFORMATION

      Item 1 -Financial Statements

               Consolidated Statements of Financial Position as of
               September 30, 1999, December 31, 1998, and
               September 30, 1998                                            3

               Consolidated Statements of Income
               for the three month and nine month periods ended
               September 30, 1999 and September 30, 1998                     4

               Consolidated Statements of Comprehensive Income
               for the three month and nine month periods ended
               September 30, 1999 and September 30, 1998                     5

               Consolidated Statements of Cash Flows for the
               nine month periods ended September 30, 1999
               and September 30, 1998                                        6

               Notes to Consolidated Financial Statements                    7

      Item 2 -Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10

      Item 3 -Quantitative and Qualitative Disclosure
               About Market Risk                                             17

PART II - OTHER INFORMATION

      Item 1 -Legal Proceedings                                              19

      Item 2 -Changes in Securities and Use of Proceeds                      19

      Item 3 -Defaults Upon Senior Securities                                19

      Item 4 -Submission of Matters to a Vote of Security Holders            19

      Item 5 -Other Information                                              19

      Item 6 -Exhibits and Reports on Form 8-K                               19

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                             MID-STATE BANCSHARES
                 Consolidated Statements of Financial Position
                 (Interim Periods Unaudited - figures in 000's)

                                                    September 30,          December 31,             September 30,
ASSETS                                                  1999                  1998                      1998
-------------------------------------------------------------------------------------------------------------------
Cash and Due From Banks                       $         51,923      $         84,557          $         93,304
Fed Funds Sold                                          14,000                51,865                    43,265
Investment Securities:
  Available For Sale                                   516,799               484,253                   465,358
  Held-to-Maturity (market value of                     33,241                41,916                    51,494
  $33,152, $42,704 and $52,411,
  respectively)

Loans, net of unearned income                          722,740               675,481                   643,275
Allowance for Loan Losses                              (14,194)              (14,441)                  (14,820)
-------------------------------------------------------------------------------------------------------------------
       NET LOANS                                       708,546               661,040                   628,455
-------------------------------------------------------------------------------------------------------------------

Premises and Equipment, Net                             30,136                32,603                    33,472
Accrued Interest Receivable                             12,534                11,491                    11,445
Investments in Real Estate, Net                          2,270                 6,769                     8,386
Other Real Estate Owned, Net                                17                   259                       278
Other Assets                                            17,586                14,572                    12,796
-------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                             $    1,387,052        $    1,389,325            $    1,348,253
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
Non Interest Bearing Demand                    $       241,762       $       258,629           $       252,076
NOW Accounts, Money Market
     and Savings Deposits                              619,221               615,836                   593,925
Time Deposits Under $100                               232,940               243,439                   249,483
Time Deposits $100 or more                             109,955               106,575                    96,643
-------------------------------------------------------------------------------------------------------------------
       TOTAL DEPOSITS                                1,203,878             1,224,479                 1,192,127
-------------------------------------------------------------------------------------------------------------------

Accrued Interest Payable and
Other Liabilities                                       25,804                13,755                    12,084
-------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                             1,229,682             1,238,234                 1,204,211
-------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
Common Stock and Surplus (Shares                        59,661                58,821                    57,173
    Outstanding of 11,285,  11,206 and
    11,211, respectively)
Retained Earnings                                       99,186                87,887                    80,538
Accumulated other comprehensive
   (loss) income, net of tax                            (1,477)                4,383                     6,331
-------------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY                                    157,370               151,091                   144,042
-------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND EQUITY             $    1,387,052        $    1,389,325             $   1,348,253
===================================================================================================================

                              MID-STATE BANCSHARES
                        Consolidated Statements of Income
          (Unaudited - figures in 000's except earnings per share data)


                                                                  Three Months Ended                   Nine Months Ended
                                                                      September 30,                       September 30,
                                                                  1999             1998                1999          1998
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
       Interest and fees on loans                                $ 16,931       $   16,622          $ 49,463         $ 49,616
       Interest on investment securities - taxable                  6,355            7,467            19,552           21,299
       Interest on investment securities - tax exempt               1,247              439             2,892            1,269
       Interest on fed funds sold, other                              819              636             2,230            1,966
------------------------------------------------------------------------------------------------------------------------------
                  TOTAL INTEREST INCOME                            25,352           25,164            74,137           74,150
------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
       Interest on NOW, money market and savings                    2,495            2,838             7,326            8,331
       Interest on time deposits less than $100                     2,572            2,982             8,103            9,883
       Interest on time deposits of $100 or more                    1,385            1,509             4,016            3,861
       Interest on mortgages, other                                    74              105               214              259
------------------------------------------------------------------------------------------------------------------------------
                  TOTAL INTEREST EXPENSE                            6,526            7,434            19,659           22,334
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME BEFORE PROVISION                               18,826           17,730            54,478           51,816
Less: Provision for loan losses                                        20             -                   50              300
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION                                18,806           17,730            54,428           51,516
------------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:
       Service charges and fees                                     1,667            1,685             4,945            5,215
       Other non interest income                                    2,800            3,328             8,149            9,592
-----------------------------------------------------------------------------------------------------------------------------
                  TOTAL OTHER OPERATING INCOME                      4,467            5,013            13,094           14,807
-----------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSE:
       Salaries and employee benefits                               7,394            7,357            22,401           22,767
       Occupancy and furniture                                      2,131            2,044             6,227            6,328
       Merger related charges                                       2,930            6,938             2,930            6,938
       Other operating expenses                                     4,344            3,657            12,363           12,100
-----------------------------------------------------------------------------------------------------------------------------
                  TOTAL OTHER OPERATING EXPENSE                    16,799           19,996            43,921           48,133
-----------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                 6,474            2,747            23,601           18,190
Provision for income taxes                                          2,758            2,694             8,300            7,885
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $   3,716       $       53          $ 15,301         $ 10,305

==============================================================================================================================

EARNINGS PER SHARE - BASIC                                      $    0.33       $     0.00        $     1.36         $   0.92
                   - DILUTED                                    $    0.33       $     0.00        $     1.35         $   0.91
------------------------------------------------------------------------------------------------------------------------------

                              MID-STATE BANCSHARES
                 Consolidated Statements of Comprehensive Income
                         (Unaudited - figures in 000's)


                                                                     Three Months Ended                 Nine Months Ended
                                                                       September 30,                      September 30,
                                                                    1999            1998               1999          1998
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $   3,716       $       53          $ 15,301          $ 10,305

-------------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME BEFORE TAXES:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during period               (570)           7,163            (9,772)           7,786

Less: reclassification adjustment for losses
       included in net income                                            1              441                 1              437

-------------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, before tax                         (571)           6,722            (9,773)           7,349

Income tax (benefit) provision related to items in
       comprehensive income                                           (230)           2,402            (3,913)           2,655
-------------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES                       (341)           4,320            (5,860)           4,694
-------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                             $   3,375        $   4,373         $   9,441          $14,999
================================================================================================================================

                              MID-STATE BANCSHARES
                      Consolidated Statements of Cash Flows
                         (Unaudited - figures in 000's)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        1999              1998
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
         Net Income                                                                    $   15,301        $   10,305
         Adjustments to reconcile net income to
         net cash provided by operating activities:
              Provision for credit losses                                                      50               300
              Depreciation and amortization                                                 2,865             2,941
Net amortization of prem./discounts-investments                                             2,046               875
              Decrease (increase) in accrued interest receivable                            1,043              (113)
              Increase in other liabilities                                                 5,632               956
              Increase in other assets                                                     (3,014)             (205)
-------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                         23,923            15,059
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
         Net cash from proceeds of real estate                                              4,801             5,300
         Proceeds from sales and maturities of investments                                162,129           132,222
         Purchases of investments                                                        (197,203)         (142,934)
         (Increase) decrease in loans                                                     (47,259)              400
         Purchase of premises and equipment, net                                             (398)             (356)
         Other changes, net                                                                   285            (3,742)
-------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                            (77,645)           (9,110)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
         (Decrease) increase in deposits                                                  (20,401)           10,149
         Increase (decrease) in short-term borrowings                                       6,417               (13)
         Exercise of stock options                                                          1,329             1,704
         Repurchase of common stock                                                          (489)             (804)
         Cash dividends paid                                                               (3,633)           (1,937)
-------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by financing activities                              (16,777)            9,099
-------------------------------------------------------------------------------------------------------------------

         (Decrease) increase in cash and cash equivalents                                 (70,499)           15,048

         Cash and cash equivalents, beginning of period                                   136,422           121,521
-------------------------------------------------------------------------------------------------------------------

         Cash and cash equivalents, end of period                                      $   65,923       $   136,569
===================================================================================================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid for taxes                                                           $    8,215       $     8,316
         Interest paid (net of amounts of capitalized)                                     19,686            23,493

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

                                             Three Months Ended                               Three Months Ended
                                             September 30, 1999                              September  30, 1998
                                     Earnings        Shares          EPS                 Earnings      Shares     EPS
----------------------------------------------------------------------------------------------------------------------------
Net Income as reported            $    3,716                                              $    53

Basic Earnings Per Share:
    Income available to
    Common Shareholders           $    3,716          11,237      $    0.33               $    53     11,210    $    0.00

Effect of dilutive securities:
    Stock Options                                        132                                             120

Diluted Earnings Per Share:
    Income available to
    Common Shareholders           $    3,716          11,369      $    0.33               $    53     11,330    $    0.00

                                            Nine Months Ended                                     Nine Months Ended
                                            September 30, 1999                                   September 30, 1998
                                   Earnings         Shares          EPS                 Earnings          Shares       EPS
------------------------------------------------------------------------------------------------------------------------------
Net Income as reported           $    15,301                                          $    10,305

Basic Earnings Per Share:
    Income available to
    Common Shareholders          $    15,301          11,212      $    1.36           $    10,305         11,175    $    0.92

Effect of dilutive securities:
    Stock Options                                        132                                                 121

Diluted Earnings Per Share:
    Income available to
    Common Shareholders          $    15,301          11,344      $    1.35           $    10,305         11,296    $    0.91

NOTE C - MERGER OF MID-STATE BANCSHARES AND CITY COMMERCE BANK

As reported in the Company's recent reports on Form 10-Q and Form 8-K, the Company signed a definitive agreement to merge on April 19, 1999, subject to the approval of banking regulators and City Commerce Bank shareholders. The merger became effective at close of business on August 31, 1999. The agreement provided for the exchange of common stock at an exchange ratio of
 .6775 shares of Mid-State Bancshares common stock for each share of City Commerce common stock, based on the price of Mid-State Bancshares stock preceding the effective date of the transaction. The merger was structured to be tax-free, and was accounted for as a pooling-of-interests. As a result of this accounting treatment, all financial statements presented, including prior periods, are combined and restated as if the two banks were historically one unit.

The following summarizes the separate revenue and net income of Mid-State Bancshares and City Commerce Bank that have been reported in the restated financial statements included herein (dollars in 000's).


                                                  Three Months Ended                  Nine Months Ended
                                                       September 30,                   September 30,
                                                  1999             1998               1999           1998
------------------------------------------------------------------------------------------------------------
INTEREST AND NON INTEREST INCOME:
       Mid-State Bancshares - Pre-merger         $ 17,337       $   26,326          $ 68,087         $ 78,290
       City Commerce Bank - Pre-merger              2,337            3,851             8,999           10,667
       Mid-State Bancshares - Post-merger          10,145            --               10,145            --
-------------------------------------------------------------------------------------------------------------
                  TOTAL INCOME                   $ 29,819       $   30,177          $ 87,231         $ 88,957
=============================================================================================================

                                                  Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                                  1999             1998               1999             1998
--------------------------------------------------------------------------------------------------------------
NET INCOME:
       Mid-State Bancshares - Pre-merger         $  3,452       $     (598)         $ 14,057         $  8,831
       City Commerce Bank - Pre-merger                369              651             1,349            1,474
       Mid-State Bancshares - Post-merger            (105)           --                 (105)           --
--------------------------------------------------------------------------------------------------------------
                  TOTAL NET INCOME               $  3,716       $       53          $ 15,301         $ 10,305
==============================================================================================================

The shares outstanding for Mid-State Bancshares at September 30, 1999 results from the following activity in 1999:

December 31, 1998 - Shares Outstanding: Mid-State Bancshares                                10,078,416
                                        City Commerce Bank            1,663,795

City Commerce Bank Stock Repurchased and Retired Prior to Merger        (28,570)

City Commerce Bank Stock Options Exercised Prior to Merger              101,108
                                                                      ---------

City Commerce Bank Shares Outstanding August 31, 1999                 1,736,333
                                                                      =========

Shares issued in connection with the exchange of City Commerce
Bank Stock for Mid-State Bancshares Stock (.6775 shares of
Mid-State Bancshares Stock for each share of City Commerce
Bank Stock)                                                                                  1,176,365

Less: Partial Shares Retired in Exchange - Paid For in Cash                                       (147)

Mid-State Bancshares Stock Options Exercised Prior to Merger                                    30,386

Mid-State Bancshares Stock Options Exercised After the Merger                                      200
                                                                                            ----------
September 30, 1999 - Shares Outstanding Mid-State Bancshares                                11,285,220
                                                                                            ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SELECTED FINANCIAL DATA - SUMMARY. The following table provides certain selected financial data at September 30, 1999 and 1998 and the results of operations for the 3 month and 9 month periods ended on those dates (unaudited).


CONSOLIDATED FINANCIAL DATA  -  MID-STATE BANCSHARES
(Unaudited)                                                         Three Months Ended                     Nine Months Ended
---------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      SEPT. 30, 1999   SEPT. 30, 1998       SEPT. 30, 1999   SEPT. 30, 1998
---------------------------------------------------------------------------------------------------------------------------------
Interest Income (not taxable equivalent)                      $    25,352      $    25,164          $    74,137      $    74,150
Interest Expense                                                    6,526            7,434               19,659           22,334
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                18,826           17,730               54,478           51,816
Provision for Loan Losses                                              20                -                   50              300
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income after provision for loan losses                18,806           17,730               54,428           51,516
Non-interest income                                                 4,467            5,013               13,094           14,807
Non-interest expense - operating                                   13,869           13,058               40,991           41,195
Non-interest expense - merger charges                               2,930            6,938                2,930            6,938
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          6,474            2,747               23,601           18,190
Provision for income taxes                                          2,758            2,694                8,300            7,885
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                    $     3,716      $        53          $    15,301      $    10,305
---------------------------------------------------------------------------------------------------------------------------------

                                                                      Three Months Ended                     Nine Months Ended
---------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      SEPT. 30, 1999   SEPT. 30, 1998       SEPT. 30, 1999   SEPT. 30, 1998
---------------------------------------------------------------------------------------------------------------------------------
PER SHARE:
Net Income - basic                                           $       0.33     $       0.00         $       1.36     $       0.92
Net Income - diluted                                         $       0.33     $       0.00         $       1.35     $       0.91
Weighted average shares used in Basic E.P.S. calculation           11,237           11,210               11,212           11,175
Weighted average shares used in Diluted E.P.S. calculation         11,369           11,330               11,344           11,296
Cash dividends                                                       0.14                -                 0.35             0.17
Book value at period-end                                                                                  13.94            12.85
Ending Shares                                                                                            11,285           11,211

FINANCIAL RATIOS
Return on assets                                                    1.04%            0.02%                1.47%            1.04%
Return on equity                                                    9.46%            0.15%               13.26%           10.07%
Net interest margin (not taxable equivalent)                        5.79%            5.90%                5.75%            5.86%
Net interest margin (taxable equivalent yield)                      6.05%            6.00%                5.95%            5.96%
Net loan losses to avg. loans                                       0.02%            0.21%                0.06%            0.11%
Efficiency ratio (includes impact of merger charges)                72.1%            87.9%                65.0%            72.2%

PERIOD AVERAGES
Total Assets                                                 $  1,411,129     $  1,351,374         $  1,389,103     $  1,322,636
Total Loans                                                       678,562          636,774              669,502          633,984
Total Earning Assets                                            1,288,942        1,191,826            1,266,889        1,181,707
Total Deposits                                                  1,246,389        1,197,969            1,221,072        1,177,766
Common Equity                                                     155,917          142,029              154,230          136,842

BALANCE SHEET - AT PERIOD-END
Cash and due from banks                                                                            $     51,923     $     93,304
Investments and Fed Funds Sold                                                                          564,040          560,117
Loans, net of deferred fees, before allowance for loan losses                                           722,740          643,275
Allowance for Loan Losses                                                                              (14,194)         (14,820)
Other assets                                                                                             62,543           66,377
---------------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                                  $  1,387,052     $  1,348,253
---------------------------------------------------------------------------------------------------------------------------------

Non-interest bearing deposits                                                                      $    241,762     $    252,076
Interest bearing deposits                                                                               962,116          940,051
Other borrowings                                                                                          9,465            4,482
Other liabilities                                                                                        16,339            7,602
Shareholders' equity                                                                                    157,370          144,042
---------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' equity                                                    $  1,387,052     $  1,348,253
---------------------------------------------------------------------------------------------------------------------------------

ASSET QUALITY & CAPITAL - AT PERIOD-END
Non-accrual loans                                                                                   $     1,541      $     1,454
Loans past due 90 days or more                                                                            5,679            2,288
Other real estate owned                                                                                      17              278
---------------------------------------------------------------------------------------------------------------------------------
Total non performing assets                                                                         $     7,237      $     4,020
=================================================================================================================================

Loan loss allowance to loans, gross                                                                        2.0%             2.3%
Non-accrual loans to total loans, gross                                                                    0.2%             0.2%
Non performing assets to total assets                                                                      0.5%             0.3%
Allowance for loan losses to non performing loans                                                        196.6%           396.0%

Equity to average assets (leverage ratio)                                                                 11.2%            10.1%
Tier One capital to risk-adjusted assets                                                                  16.3%            15.9%
Total capital to risk-adjusted assets                                                                     17.6%            17.2%

     PERFORMANCE SUMMARY. The Company posted net income of $3.7 million in the third quarter of 1999 compared to a break-even level of $53 thousand in the third quarter of 1998. For the nine months ended September 30th, net income was $15.3 million in the 1999 period compared to $10.3 million in the 1998 period. In reviewing the operating earnings of the Company for these time periods, Mid-State's core results continue to show improvement. Operating earnings include adjustments from reported net income to reflect certain non recurring factors. These factors include the following items; 1) the tax adjusted merger charges associated with the merger between Mid-State Bank, Bank of Santa Maria and BSM Bancorp in 1998 and the merger between Mid-State Bancshares and City Commerce Bank in 1999, 2) one time only net security losses (tax adjusted), 3) the benefit taken in 1999 for future tax deductions not previously benefited, 4) the reduction in the Company's valuation allowance in 1998 against its deferred tax asset, and 5) the tax adjusted gain on sale of Other Real Estate Owned
(OREO). The table below provides a reconciliation of net income to operating earnings for the comparable periods:


                                               Three Months Ended                        Nine Months Ended
                                                 September 30,                              September 30,
 ($ in 000's except per share data)           1999             1998                     1999             1998
-------------------------------------------------------------------------------------------------------------------
Net Income                                   $  3,716        $       53                 $  15,301          $ 10,305
Add:
     Non Recurring Merger Charges               2,060             6,938                     2,060             6,938
     Securities Losses                          --                  253                     --                  253
Deduct:
     Tax Deductions not previously
     benefited in prior years                     (15)             --                      (1,015)             --
     Reduction in valuation allowance
     against deferred tax asset                  --                (917)                     --              (2,751)
     Gain on Sale of OREO                         (17)             (619)                      (86)           (1,228)
-------------------------------------------------------------------------------------------------------------------
Operating Earnings                           $  5,744        $    5,708                 $  16,260          $ 13,517
===================================================================================================================

Operating Earnings
Per Share (diluted)                          $   0.51        $     0.50                 $    1.43          $   1.20
===================================================================================================================

     NET INTEREST INCOME. Mid-State's year-to-date annualized yield on average earning assets was 7.82% for the first nine months of 1999 (8.03% on a taxable equivalent basis) compared to 8.39% in the like 1998 period (8.49% on a taxable equivalent basis). This decline in yield is related primarily to the drop in interest rates when comparing the first nine months of 1999 with the 1998 period. The Prime Rate, to which many of the Bank's loans are tied, averaged 7.87% in the 1999 period compared to 8.50% in the 1998 period. In a similar manner, annualized interest expense as a percent of average earning assets declined from 2.53% in the first nine months of 1998 to 2.07% in this year's nine month period. This also reflected the general decline in market interest rates as the Bank lowered rates paid on various deposit products. Overall, the Bank was able to reduce its interest expense on deposits by an approximately comparable amount to the decline in interest income from earning assets. As a result, Mid-State's annualized Net Interest Income, expressed as a percent of average earning assets, was 5.75% for the nine month period of 1999 (5.95% on a taxable equivalent basis) compared to 5.86% in the comparable 1998 period (5.96% on a taxable equivalent basis). Annualized Net Interest Income as a percent of average total assets was also substantially similar having been 5.24% in the first nine months of 1998 (5.32% taxable equivalent) compared to 5.24% in the 1999 period (5.43% taxable equivalent).

     Earning assets on average were $85 million higher in the nine month 1999 period ($1,267 million compared to $1,182 million) which is up about 7.2% from the like 1998 period. Average deposits in this same time-frame were up $43 million, or 3.7% ($1,221 million compared to $1,178 million), explaining part of the increase in average assets. The remaining portion of the increase is a result of a combination of three factors - (1) the retention of earnings in the Bank, (2) the decline in investments in real estate and (3) a reduction in non earning balances held at the Federal Reserve Bank.

     PROVISION AND ALLOWANCE FOR LOAN LOSSES. Mid-State recorded a provision to the allowance for loan losses in the first nine months of 1999 totaling $50 thousand. The Bank provided $300 thousand in the comparable 1998 period. Management continues to believe that the allowance, which stands at 2.0% of total loans at September 30, 1999, down from 2.3% one year earlier, is adequate to cover inherent losses. The $14.2 million allowance at September 30, 1999 is approximately two times the level of non performing assets which stand at $7.2 million compared to $4.0 million one year earlier. Non performing assets consist of loans on nonaccrual status, accruing loans 90 days or more past due and Other Real Estate Owned. Other Real Estate Owned reflects property acquired through foreclosure which had secured Bank loans on which the borrower defaulted. While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty, how and under what terms, problem assets will be resolved. Non performing assets stood at 0.5% of total assets at the end of September 1999, which is an increase from the 0.3% level one year earlier.

     Changes in the allowance for loan losses for the periods ended September 30, 1999 and 1998 are as follows:

                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                      September 30,
                                               1999             1998              1999             1998
----------------------------------------------------------------------------------------------------------
Balance at beginning of period               $ 14,211          $ 15,155         $ 14,441            15,064

Provision for loan losses                          20              --                 50               300
Loans charged off                                (286)             (515)          (1,196)           (1,173)

Recoveries of loans previously
    Charged-off                                   249               180              899               629
----------------------------------------------------------------------------------------------------------
Balance at end of period                     $ 14,194          $ 14,820         $ 14,194          $ 14,820
==========================================================================================================

At September 30, 1999, the recorded investment in loans which have been identified as impaired loans, totaled $3,769,000. Of this amount, $2,178,000 related to loans with no valuation allowance and $1,591,000 related to loans with a corresponding valuation allowance of $365,000. Impaired loans totaled $11,255,000 at September 30, 1998. Of that amount, $7,898,000 related to loans with no valuation allowance and $3,358,000 related to loans with a corresponding valuation allowance of $1,069,000. The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position. For the quarter ended September 30, 1999, the average recorded investment in impaired loans was $4,974,000 compared to $7,514,000 in the 1998 period. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

     NONINTEREST INCOME. Noninterest income for the first nine months of 1999 was $13.1 million, down from $14.8 million earned in the 1998 period, a decline of 11.5%. One explanation for the decrease was a drop in service charge income of some $270 thousand over the comparable periods. This was primarily related to the fact that the merger of Mid-State Bank and Bank of Santa Maria led to the consolidation of deposit products, which resulted in lower cost to Bank customers. Gains on sale of Other Real Estate Owned and miscellaneous recoveries were also $1.9 million less than the like period of 1998. Various other income items were up when comparing the two periods, offsetting these declines.

     NONINTEREST EXPENSE. Non-interest expense for the first nine months of 1999 was $43.9 million. This compares to $48.1 million in the comparable 1998 period. The biggest reduction was in the area of merger related charges. These charges totaled $6.9 million in the third quarter of 1998 for the merger of Mid-State with Bank of Santa Maria compared to $2.9 million in the third quarter of 1999 for the merger of Mid-State with City Commerce Bank. There was an overall reduction of $366 thousand charged to expense for salaries and benefits in the 1999 period compared to the 1998 period, in spite of certain non recurring expenses in early 1999 totaling $239 thousand. There were reductions in expense in a variety of categories related to the synergies resulting from the merger of Mid-State with Bank of Santa Maria in 1998. The first nine months of 1999 compared to the 1998 period saw reductions of $101 thousand in occupancy and furniture costs, $154 thousand in accounting and professional fees, and $76 thousand in regulatory expenses. Other categories of expense showed minor increases, all of which in total were approximately $500 thousand above the 1998 levels.

     PROVISION FOR INCOME TAXES. The year-to-date provision for income taxes in 1999 was $8.3 million, compared to $7.9 million for the same period in 1998. The effective tax rate in 1999 was 35.2% compared to 43.3% in 1998. The effective tax rate in 1999 is lower than the prior year's nine month period due to an increase in tax exempt income recognized by the Company in 1999, and a larger amount of non deductible merger charges in 1998 compared to 1999.

     BALANCE SHEET. Total assets at September 30, 1999 totaled $1,387.1 million, up 2.9% from the level one year earlier of $1,348.3 million. Loans, net of unearned income, but before allowance for loan losses were a component of this growth, increasing from $643.3 million at the end of September, 1998 to $722.7 million in 1999. Investments and fed funds sold grew from $560.1 million one year earlier to $564.0 million this year. Other non earning asset categories declined $3.9 million when comparing 1999 to 1998.

     Total asset growth was funded through a $11.8 million increase in deposits and a $13.3 million increase in stockholders' equity when comparing 1999 over 1998. The increase in stockholders' equity was in spite of a $7.8 million reduction in the amount of gains on securities available for sale. There was also an increase in other borrowing and liabilities of $13.7 million, in comparing the two nine month periods.

     Mid-State's loan to deposit ratio of 60.0% at September 30, 1999 is up from the 54.0% ratio one year earlier. There is ample internal liquidity to fund improvements in this ratio through Mid-State's investment portfolio which has 94% of the total categorized as available for sale.

     INVESTMENT SECURITIES. Fed funds sold represent $14.0 million of the $564.0 million portfolio noted above. Of the remaining $550 million, 28% is invested in U.S. Treasury securities, 26% is invested in U.S. Government agency obligations, 44% is invested in securities issued by states and political subdivisions in the U.S. and 2% is invested in mortgage-backed securities and other securities. 79% of all these investment securities have stated maturities which are due within five years. Approximately 34% matures in less than one year. Actual maturities will vary somewhat from stated maturities because certain issuers, especially in the mortgage-backed securities portfolio, may have the right to prepay their obligations at a faster rate than that indicated by their contractual maturity.

     CAPITAL RESOURCES. Total shareholders' equity increased from $144.0 million at September 30, 1998 to $157.4 million at September 30, 1999. Net income over this 12 month time period was $26.0 million, less cash dividends of $5.2 million, $1.1 million of stock repurchased and a $7.8 million decrease in unrealized gains on available for sale securities, plus $1.5 million in stock options exercised, accounted for the $13.4 million increase. Capital at September 30, 1999 continues to be strong with Mid-State Bancshares' ratio of tier one equity capital to average assets ("leverage ratio") at 11.2% up from 10.1% one year earlier. Similarly, Mid-State's ratios of tier one capital and total capital to risk-adjusted assets also increased. The Tier One ratio went from 15.9% one year earlier to 16.3% at September 30, 1999. The Total Capital ratio went from 17.2% one year earlier to 17.6% at September 30, 1999.

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

     Additionally, the Bank has been mailing, and received a number of positive responses to, its Request for Compliance Assessment Letters to certain of its credit customers. The Company has also issued Compliance Acknowledgement Questionnaires to new credit customers. No assurance can be given that the Year 2000 problem could not negatively effect certain of the Bank's credit customers. This in turn could negatively affect the Bank. Management feels that it has proactively addressed the Year 2000 issue as it may affect its customers and potential customers. 319 credit relationships meet the Bank's criteria for an assessment and questionnaire. These relationships represent approximately 96% of the loans which were considered for analysis. At this point, one relationship is believed to have a high Year 2000 related risk which totals $1.0 million. This is down from December 31, 1998 when it was believed that four relationships represented a high risk totaling approximately $2.0 million. New information has allowed the Bank to reduce risk on three credits to the moderate category. Approximately 89 credit relationships are considered to be of moderate risk, and 229 are considered to be low risk. The Bank has established reserves within the allowance for loan losses to provide for Year 2000 related losses. This reserve stood at $726 thousand at September 30, 1999.

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

     Credit risks associated with the difficulties incurred by the Bank's customers which have problems resulting from Year 2000 issues are considered low to moderate. Factors considered include, but are not limited to, 1) the review of the Request for Compliance Assessment Letters and Compliance Acknowledgment Questionnaires received to date, 2) the knowledge of the customer's business, which the Bank possesses, 3) underlying secondary sources of collateral available to the Bank in the event of default by the customer, 4) the Bank's allowance for loan losses, 5) the potential effects of general economic disruptions (e.g. - transportation, communications, electrical) on the customer and 6) the "ripple effects" from problems elsewhere in the economy which end up effecting the customer.

     Risks associated with the Year 2000 readiness status of the Company's vendors have also been reviewed. A due diligence process has been initially completed with the 325 identified vendors serving the Bank. Responses from these vendors have been reviewed and assessed. Alternate arrangements will be made where appropriate, but no major concerns exist at this point. The Company has since reduced the number of vendors it is tracking to 225.

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

     CURRENT TARGET DATES. All projects associated with prior target dates included in the Company's Year 2000 Plan have been completed. While there can be no guarantee that the Company will be able to continue to meet all future target dates associated with its Year 2000 Plan, there are no outstanding exceptions to either its previous or future target dates. By June 30, 1999, business resumption contingency plans were complete and the testing of all mission critical systems and implementation of compliant systems was substantially complete. Additionally, the Company hired an outside consultant in the third quarter of 1999 to review all of Mid-State's Y2K preparedness testing and plans. Results of this review were favorable.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Bank's risk exposure to changes in interest rates is minimal. A recent review of the potential changes in the Bank's net interest income over a 12 month time horizon showed that it could fluctuate under very extreme alternative rate scenarios from between +1.2% and -4.0% of the base case (rates unchanged). The review was completed prior to the merger with City Commerce Bank. Given the size of City Commerce Bank relative to Mid-State and the similarities in their loan and deposit products, Management does not expect a significant change in its overall exposure to changes in interest rates. The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income under alternative rate scenarios will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management feels that the Bank's exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

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
          (Prime unchanged over 12 months)
          Rates Up Modestly                                  +1.2%
          (Prime up to 8.75% over 12 months)

          Rates Up Aggressive                                +0.1%
          (Prime up to 10.25% over 12 months)
          Rates Up Very Aggressive                           -2.7%
          (Prime up to 11.75% over 12 months)

Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits interest is based on rates set at the discretion of Management ranging from 0.50% to 2.00%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments. Management believes that under current market conditions, deposit rates would be increased more aggressively in order to maintain the Bank's deposit base.

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to - competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and Management's responses. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, the Bank's net interest margin prior to the merger with City Commerce Bank (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.62% to a high of 5.94% (not taxable equivalent). Based on the scenarios above, the net interest margin under the alternative scenarios ranges from 5.31% to 5.60%. Management feels this range of scenarios is conservative in view of its historical performance, but no assurances can be given that actual experience will fall within this range.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Shareholders for a vote during the third quarter of 1999.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A)       Exhibits

         Exhibit No.                           Exhibit
--------------------------------------------------------------------------------
            1.0               Form S-4 Registration Statement as filed
                              with the Securities and Exchange Commission
                              on June 25, 1999 incorporated by reference.

            27                Financial Data Schedule (for SEC use only)

B)       Reports on Form 8-K
--------------------------------------------------------------------------------
                  In 1999, the Company filed three reports on Form 8-K, one as an amendment to a November 17, 1998 filing on February 18, 1999 concerning the Company's dividend policy, one on April 27, 1999 concerning the proposed merger with City Commerce Bank, and one on September 10, 1999 concerning the completed City Commerce Bank merger effective at the close of business on August 31, 1999.

                                  SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Mid-State Bancshares
                                (registrant)





Date: November 3, 1999          By:      /s/ CARROL R. PRUETT
                                         -----------------------------------
                                         CARROL R. PRUETT
                                         President and Chief Executive Officer








Date: November 3, 1999          By       /s/ JAMES G. STATHOS
                                         -----------------------------------
                                         JAMES G. STATHOS
                                         Executive Vice President
                                         and Chief Financial Officer