Form 10-K405
period 1999-12-31
MID-STATE BANCSHARES
filed 2000-03-28
CIK 1027324

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20529

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD N/A TO N/A

                        COMMISSION FILE NUMBER 000-23925

                            ------------------------

                              MID-STATE BANCSHARES

             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                  77-0442667
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 1026 GRAND AVE., ARROYO GRANDE,                          93420
               CA                                      (Zip Code)
      (Address of principal
       executive offices)

       Registrant's telephone number, including area code: (805) 473-7700

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                 (NO PAR VALUE)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports) Yes /X/ No / /

, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./X/

    The aggregate market value of the common stock held by non-affiliates of the registrant as of March 20, 2000 was $262,533,257.

    The number of shares of common stock of the registrant outstanding as of March 20, 2000 was 11,300,033.

    The following documents are incorporated by reference herein: Part III, Items 10 through 13 are incorporated from Registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1.   DESCRIPTION OF BUSINESS.....................................      3

ITEM 2.   PROPERTIES..................................................     16

ITEM 3.   LEGAL PROCEEDINGS...........................................     17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     17
--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS.........................................     18

ITEM 6.   SELECTED FINANCIAL DATA.....................................     20

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     21

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...     36

ITEM 7B.  DISCLOSURE ABOUT RISKS ASSOCIATED WITH YEAR 2000 ISSUES.....     36

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     38

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................     70
--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     70

ITEM 11.  EXECUTIVE COMPENSATION......................................     70

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................     70

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     70

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................     70

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

MID-STATE BANCSHARES AND MID-STATE BANK

    Mid-State Bancshares (the Company) is the parent company to Mid-State Bank (the Bank), its 100% owned principal subsidiary. Mid-State Bancshares (formerly BSM Bancorp) was formed on July 10, 1998, the effective date of the merger of Bank of Santa Maria with and into Mid-State Bank. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (BHC
Act) and is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (Federal Reserve Board).

    Mid-State Bank was incorporated under the laws of the State of California and commenced operations on June 12, 1961 as a California state chartered bank. The Bank's accounts are insured by the Federal Deposit Insurance Corporation
(FDIC), but it is not a member of the Federal Reserve System. At December 31, 1999 the Company had total assets of $1.4 billion, total deposits of $1.2 billion and total shareholders' equity of $160.3 million.

    The Bank operates 32 full service retail banking offices along the central coast of California throughout Santa Barbara, San Luis Obispo and Ventura counties. The Bank's headquarters is located in Arroyo Grande and it also serves the communities of Paso Robles, Cambria, Templeton, Atascadero, Cayucos, Morro Bay, Los Osos, San Luis Obispo, Pismo Beach, Grover Beach, Guadalupe, Nipomo, Santa Maria, Orcutt, Lompoc, Vandenberg Village, Buellton, Santa Ynez, Solvang, Goleta, Oxnard and Santa Barbara. In the first quarter of 2000, the Bank plans to open a supermarket office in Arroyo Grande. The headquarters' mailing address is 1026 Grand Ave., Arroyo Grande, CA 93420, Telephone: (805) 473-7700. The Bank can also be reached through its internet address at WWW.MIDSTATEBANK.COM.

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

    The Company, through the Bank, derives its income primarily from interest received on real estate loans, commercial loans and consumer loans and, to a lesser extent, from interest on investment securities, fees received in connection with loans and other services offered, including loan servicing and escrow and deposit services. The Company's major operating expenses are the interest it pays on deposits and borrowings and its general operating expenses. The Bank relies on a foundation of locally generated deposits, and management believes it has a relatively low cost of funds due to a high percentage of low cost and non-interest bearing deposits. The Company's operations, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market, and the fiscal and regulatory policies of the federal government and of the regulatory authorities that govern financial institutions. See "Supervision and Regulation."

    When the Company uses or incorporates by reference in this Annual Report on Form 10-K (the Annual Report) the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

BANK SUBSIDIARIES

    The Bank operates two wholly owned subsidiaries--Mid-Coast Land Company and MSB Properties. Mid-Coast Land Company was founded in 1984 pursuant to section 751.3 of the Financial Code of the State of California. Section 751.3 provided that State chartered banks were authorized to invest in a corporation that engaged in real estate activities. The Federal Deposit Insurance Corporation (FDIC) Improvement Act (FDICIA) became law in December 1991. Under FDICIA the Bank, through Mid-Coast Land Company, would have been required to substantially eliminate its real estate development activities. The Bank received an extension of that deadline to December 31, 2000 for good cause. The Bank is in the process of completing the divestiture of the assets held by Mid-Coast Land Company which were approximately $1.5 million on the Bank's consolidated investments in real estate (reflecting $1.8 million in gross holdings netted against a $0.3 million reserve). The holdings and results of operations of Mid- Coast Land are included within the consolidated financial statements of the Bank. For further information concerning Mid-Coast Land Company, see the Subsidiary Activity section of the Management's Discussion and Analysis section and Footnote number 7 to the Financial Statements included in
Item 8 of this Report.

    MSB Properties was incorporated under the laws of the State of California in May of 1968 allowing for the ownership of property which may be reasonably necessary for the expansion of the Bank's business, or which is otherwise reasonably related to the conduct of the Bank's business, pursuant to
Section 752 of the Financial Code of the State of California.

    The holdings and results of operations of MSB Properties are included within the consolidated financial statements of the Bank. On a stand-alone basis, MSB Properties had earnings of $1.5 million, $1.4 million, and $1.6 million in 1999, 1998 and 1997, respectively. For further information concerning MSB Properties, see the Subsidiary Activity portions of the Management's Discussion and Analysis section of the Financial Condition and Results of Operations which is included in Item 7 of this Report.

ACQUISITION OF BANK OF SANTA MARIA

    On January 29, 1998, the Bank entered into an Agreement to Merge and Plan of Reorganization (the Agreement) with BSM Bancorp (Bancorp) and its wholly owned subsidiary Bank of Santa Maria, Santa Maria, California (Santa Maria). The merger was completed after obtaining all requisite approvals on July 10, 1998.

    The transaction was structured as a so-called "reverse triangular merger." Pursuant to the transaction, among other things, (1) Bank of Santa Maria was merged with and into Mid-State Bank, (2) BSM Bancorp became the bank holding company for Mid-State Bank and changed its name to Mid-State Bancshares and
(3) the outstanding shares of BSM Bancorp at the effective date of the transaction remained outstanding and the shareholders of Mid-State Bank became shareholders of BSM Bancorp in accordance with the exchange ratio set forth in the Agreement. The merger was accounted for as a pooling of interests and as a result the financial statements for all periods presented herein have been restated to include the accounts of BSM Bancorp and Subsidiary. As a result, prior periods are combined and restated as if the two organizations were historically one unit.

ACQUISITION OF CITY COMMERCE BANK

    On April 19, 1999, the Company and City Commerce Bank signed a definitive agreement to merge, subject to the approval of banking regulators and City Commerce Bank shareholders. The merger became effective at the close of business on August 31, 1999. The Agreement provided for the exchange of common stock at an exchange ratio of .6775 shares of Mid-State Bancshares common stock for each share of City Commerce common stock, based on the price of Mid-State Bancshares stock preceding the effective date of the transaction. The merger was structured to be tax-free, and was accounted for as a pooling-of-interests. As a result of this accounting treatment the financial statements for all periods presented herein have been restated to include the accounts of City Commerce Bank.

SELECTION OF NEW BANK PRESIDENT

    On February 4, 2000, the Board of Directors of Mid-State Bank announced that they had selected Mr. James W. Lokey to be President and Chief Executive Officer of Mid-State Bank. Mr. Carrol R. Pruett, formerly President, will remain active as Chairman of the Board of Mid-State Bank and Chairman, President and Chief Executive Officer of Mid-State Bancshares, the parent company.

    Mr. Lokey has been in banking for over 25 years. He began his banking career with First Interstate Bank in 1973, after receiving his Bachelor of Science in Finance from California State University-Long Beach. While with First Interstate Bank, he rose through various assignments, achieving the position of Executive Vice President. Mr. Lokey has had extensive experience in most areas of banking, including retail banking, branch management, commercial lending, small business lending, agricultural lending, commercial real estate lending, and credit policy and administration. With the 1996 merger of First Interstate Bank into Wells Fargo Bank, Lokey was responsible for the integration of the Southern California commercial divisions of the two banks, with consolidated assets of $3.6 billion and deposits of $1.3 billion. In 1997, Lokey left Wells Fargo Bank to become President and Chief Executive Officer of Downey Savings, a $5.2 billion financial institution with 73 offices, headquartered in Newport Beach. During Lokey's tenure, Downey posted record earnings, record loan production, and by year-end 1998, had increased its assets to $6.3 billion with 91 offices.

    Mr. Lokey, who officially joined the organization on March 1, 2000, will be responsible for the day-to-day operations. It is contemplated that this will allow Mr. Pruett to devote more of his time and energy to developing strategies and exploring opportunities that will contribute to the Company's future success. Mr. Pruett has served in the capacity of President since 1967 when, at the age of 29, he became the youngest Bank President in the State of California. His continued involvement will be important to the Company, while assuring a smooth transition to a new Chief Executive Officer for the Bank.

NEW APPOINTEE TO THE BOARD OF DIRECTORS

    In connection with the merger with City Commerce Bank, an additional board seat was created on the Mid-State Bancshares Board of Directors. Mr. H. Edward Heron was appointed to this position. Mr. Heron had served on the Board of Directors for City Commerce Bank for three years and has been a Santa Barbara resident since 1948. Active in the community, Mr. Heron has been a Director of the Santa Barbara Chamber of Commerce and the Santa Barbara Industry Education Council. He is an honorary Director for life for the California Association or Realtors, a current member of the Fighting Back Task Force, and a past member of the Calfiornia Department of Real Estate Advisory Commission. With the increased presence in southern Santa Barbara and Venura counties following the acquisition of City Commerce Bank, the addition of Mr. Heron will help expand the Bank's involvement in these communities.

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

    The Bank's organization and structure is designed to serve the banking needs of individuals and small to medium sized businesses in Santa Barbara, Ventura and San Luis Obispo counties.

DEPOSIT AND LIABILITY MANAGEMENT

    Deposits represent the Bank's primary source of funds. As of December 31, 1999 the Bank had approximately 28,278 non interest bearing demand deposit accounts representing $230.3 million, or $8,144 per account. The Bank also had over 101,288 NOW, Money Market and Savings accounts amounting to $611.1 million on deposit, or about $6,033 per account. There were over 17,653 time certificates of deposit outstanding at December 31, 1999 representing
$327.1 million on deposit with an average deposit balance of approximately $18,530. Of the total time certificates of deposit, only $99.5 million represented holders who carried an amount on deposit of $100,000 or more--about 30% of the total.

    The Bank is not dependent on a single or a few customers for its deposits, most of which are obtained from individuals and small to medium sized businesses. This results in the relatively small average balances noted above and allows the Bank to be less subject to the adverse effects of the loss of a large depositor. As of December 31, 1999, no individual, corporate, or public depositor accounted for more than 1% of the Bank's total deposits.

    Liquidity is the Bank's ability to meet fluctuations in deposit levels and to provide for the credit needs of its customers. The objective in liquidity management is to maintain a balance between the sources and uses of funds. Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits. The Bank holds overnight Fed Funds Sold as a cushion for temporary liquidity needs. For 1999, Fed Funds Sold averaged $49.1 million representing 3.5% of average assets. In addition, the Bank maintains Federal Funds lines of $30 million with major correspondents, subject to customary terms for such arrangements.

    The Bank's internally calculated liquidity ratio, which measures the percentage of total liabilities (excluding equity) which are used to fund cash, cash equivalents and non-pledged marketable securities, was 42.3%--well above the Bank's policy minimum of 15%.

LOANS

    The Bank's Loan to Deposit ratio stood at approximately 65.8% at year-end 1999. It is the Bank's goal to maintain its Loan to Deposit ratio in the 65% to 75% range while maintaining credit quality. The Bank has been able to improve this ratio in 1999.

    The Bank maintains an allowance for loan losses which is netted against loans on the balance sheet. Additions to the allowance are made by charges to operating expenses. All loans deemed to be uncollectible are charged to the allowance; subsequent recoveries are credited to the allowance. The amount in the loan loss allowance is an estimate of the losses inherent in the loan portfolio as determined by a variety of factors considered by Management. Factors include, but are not limited to, the current economic climate, type and quality of loans in the portfolio, trends in delinquencies, trends in losses, trends in non-accrual totals, diversification of the portfolio, value of available collateral and the cost of collateral liquidation.

    As of December 31, 1999, the Bank's allowance for loan losses stood at $13.1 million or 1.7% of gross loans. It also represents 229% of non performing loans (non-accrual loans plus loans 90 days or more past due). Outside factors, not within the Bank's control, such as adverse changes in the economy, can effect the adequacy of the allowance and there can be no assurance that, in any given period, the Bank might not suffer losses which are substantial in relation to the size of the allowance. During the year 1999, the Bank experienced charge-offs, net of recoveries, of $1.4 million, or 0.20% of average loans.

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

    Mid-State Bank's credit administration function includes an internal review and the regular use of an outside loan review firm.

LOAN PORTFOLIO

    At December 31, 1999, Mid-State Bank's gross loan portfolio totaled $768.8 million. By portfolio segment, this is distributed as follows:

Construction and Land Development...........................    15.3%
Real Estate--Farmland.......................................     3.0%
Real Estate--Residential....................................    11.7%
Real Estate--Non Farm, Non Residential......................    34.2%
Home Equity Credit Lines....................................     6.9%
Credit Card and Related.....................................     1.6%
Installment.................................................     3.9%
Agricultural Production.....................................     5.4%
Commercial, Other...........................................    18.0%
                                                               -----
                                                               100.0%
                                                               =====

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

    REAL ESTATE CONSTRUCTION AND DEVELOPMENT LOANS. The Bank's real estate construction loan activity has focused on providing short-term (less than one year maturity) loans to individuals and developers with whom the Bank has established relationships for the construction primarily of single family residences in the Bank's market area.

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

INVESTMENT SECURITIES

    The Bank maintains a portfolio of investment securities to provide income and to serve as a secondary source of liquidity for its operations in conjunction with Federal Funds Sold (see liquidity management above). The Bank's investment policy provides for the purchase of United States Treasury Securities, United States Government Agency Securities, Mortgage Backed Securities, Obligations of State and Political Subdivisions, and Other Securities as permitted by Federal and State regulation. As of December 31, 1999, the aggregate carrying value of the Investment Portfolio was $465.3 million. Of this total, $115.1 million was invested in U.S. Treasury Securities, $104.4 million in U.S. Government Agencies, $6.6 million in Mortgage Backed Securities, $236.4 million in Obligations of State and Political Subdivisions and $2.8 million in Other Securities. The types of securities held are influenced by several factors, among which are: rate of return, maturity, and risk. Generally, the Bank endeavors to stagger the maturities of its securities so that it has regular maturities for liquidity purposes.

    Acceptable securities may be pledged to secure public deposits from State and Public Agencies. As of December 31, 1999, the Bank had public funds totaling approximately $8.2 million. The Bank has made available $42.4 million of securities to securitize these funds. Excess collateral can be released as needed.

ECONOMIC CLIMATE

    The economy in the Bank's trade area is based upon agriculture, oil, tourism, light industry, the aerospace industries and retail trade. Services supporting those involved in these industries have also developed in the areas of medical, financial and educational services. Population in the three county area, according to the U.S. Bureau of the Census, is estimated at July 1998 to be 1.4 million. Ventura County represents about 54% of this total with Santa Barbara and San Luis Obispo counties accounting for 29% and 17% respectively. Certain economic activities are unique to the area such as the space launching facilities at Vandenberg Air Force Base (which is now also being used by private commercial enterprises) and the production of seeds for various flowers grown worldwide. While major oil companies have elected to do business elsewhere (due to very stringent county business regulations), smaller production companies have moved in to continue the oil industry in the area. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches make large contributions to the local economy. Access to numerous recreational activities, including both mountains and beaches, provide a fairly stable tourist industry from larger metropolitan areas such as the Los Angeles/Orange County basin and the San Francisco Bay area. With the diversity of the various types of industries in the Bank's service area, the Central Coast, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity than many other areas of California.

COMPETITION

    The banking business in California generally, and in the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as trust services and international banking which are not offered directly by the Bank; but which can be offered indirectly by the Bank through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual customer are based upon a percentage of a bank's total capital accounts.) The Bank's unsecured and secured lending limits were approximately $26.0 million and $43.3 million, respectively, at December 31, 1999.

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

EMPLOYEES

    At December 31, 1999, the Bank had a total of 779 employees. A number of these employees are part-time however. On a full-time equivalent basis, these employees represent 711 positions. The Bank believes that its employee relations are satisfactory.

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

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation was recently passed in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. See "Financial Modernization Legislation."

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

    The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

THE BANK

    The Bank is chartered under the laws of the State of California and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the State Department of Financial Institutions and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition.

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

    A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

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

    Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to its minimum regulatory capital requirements as of December 31, 1999.

                                                                  DECEMBER 31, 1999
                                                         ------------------------------------
                                                                      MINIMUM
                                                                      CAPITAL        WELL
                                                          ACTUAL    REQUIREMENT   CAPITALIZED
                                                         --------   -----------   -----------
Leverage ratio.........................................    11.6%        4.0%          5.0%
Tier 1 risk-based ratio................................    16.0%        4.0%          6.0%
Total risk-based ratio.................................    17.2%        8.0%         10.0%

    Under applicable regulatory guidelines, the Bank was also considered "Well Capitalized" at December 31, 1999.

    On January 1, 1998 new legislation became effective which, among other things, gave the power to the DFI to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of the bank is less than the greater of (i) 3% of the banks total assets or
(ii) $1.0 million.

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

    An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

"WELL CAPITALIZED"                     "ADEQUATELY CAPITALIZED"
  Total risk-based capital of 10%;       Total risk-based capital of 8%;
  Tier 1 risk-based capital of 6%;       Tier 1 risk-based capital of 4%;
  and                                    and
  Leverage ratio of 5%.                  Leverage ratio of 4%.

"UNDERCAPITALIZED"                     "SIGNIFICANTLY UNDERCAPITALIZED"
  Total risk-based capital less than     Total risk-based capital less than
  8%;                                    6%;
  Tier 1 risk-based capital less than    Tier 1 risk-based capital less than
  4%; or Leverage ratio less than 4%.    3%; or Leverage ratio less than 3%.

"CRITICALLY UNDERCAPITALIZED"
  Tangible equity to total assets
  less than 2%.

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

PREMIUMS FOR DEPOSIT INSURANCE

    All deposits of the Bank are insured by the FDIC through the Bank Insurance Fund ("BIF") which are subject to FDIC insurance assessment. The amount of FDIC assessment paid by individual insured depository institutions is based upon their relative risk as measured by regulatory capital ratios and certain other factors. During 1995, the FDIC significantly reduced premium rates assessed on deposits insured by the BIF. As a result of its "Well Capitalized" status, the Bank paid the minimum required premium in 1999.

FINANCIAL MODERNIZATION LEGISLATION

    Various proposals to adopt comprehensive financial modernization legislation have been introduced in Congress which include, among other things, elimination of the federal thrift charter, creation of a uniform financial institutions charter, expansion of bank powers, and integration of banking, commerce, securities activities and insurance. In 1999, Congress enacted legislation to modernize the nation's financial services system through S.900 known as the Gramm-Leach-Bliley Act of 1999. The bill allows the affiliation of financially-related firms such as banking, insurance and securities; allows banks to offer any service of a financial nature; protects the Community Reinvestment Act while at the same time extending the examination period for banks with satisfactory or outstanding CRA ratings; restricts the ability of unitary thrift institutions to be sold to commercial firms; protects banks' ability to sell title insurance and generally is viewed as ensuring healthy competition among financial institutions and more choices at lower prices of services for consumers.

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

ACCOUNTING CHANGES

    From time to time the Financial Accounting Standards Board ("FASB") issues pronouncements which govern the accounting treatment for the Company's financial statements. For a description of the recent pronouncements applicable to the Company (see the Notes to the Financial Statements included in Item 7 of this Report). The FASB recently agreed to solicit comments by means of an Invitation to Comment as part of its business combinations project. Through this process, the FASB has determined to make certain changes to the methods of accounting for business combinations. Most notably, the "pooling method" of accounting will be eliminated, effective January 2001. Financial institutions often prefer to account for mergers using this method and many of the mergers in the financial institutions industry in the last several years have been accounted for using the pooling method. The impact of this accounting change, if adopted, on mergers and acquisitions involving financial institutions and upon the Company and the value of its Common Stock cannot presently be predicted.

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

ITEM 2. PROPERTIES

    The Company's principal office is located at 1026 Grand Avenue, Arroyo Grande, California. As of December 31, 1999, the Bank owned 23 of its offices and leased 9 other Bank locations. Information regarding offices of Bank of Santa Maria consolidated and discontinued is set forth below.

OWNED BY BANK OR SUBSIDIARY:                           LOCATION OF OFFICES        ENCUMBRANCE
----------------------------                        --------------------------   -------------
Arroyo Grande*....................................  991 Bennett Avenue               NONE

Arroyo Grande.....................................  1026 Grand Avenue                NONE

Arroyo Grande*....................................  550 Camino Mercado               NONE

Arroyo Grande*....................................  398 Sunrise Terrace              NONE

Atascadero........................................  6950 El Camino Real          $163,763.16

Buellton..........................................  West Highway 246 & Central       NONE

Cambria...........................................  1070 Main Street                 NONE

Goleta Valley.....................................  5956 Calle Real                  NONE

Grover Beach......................................  899 Grand Avenue                 NONE

Grover Beach*.....................................  140 North Second Street          NONE

Guadalupe.........................................  905 Guadalupe Street             NONE

Lompoc............................................  828 North "H" Street             NONE

Los Osos..........................................  1001 Los Osos Valley Road        NONE

Morro Bay.........................................  251 Harbor Street                NONE

Nipomo............................................  615 West Tefft Street            NONE

Paso Robles.......................................  845 Spring Street                NONE

Pismo Beach.......................................  801 Price Street                 NONE

San Luis Obispo...................................  75 Santa Rosa                    NONE

San Luis Obispo...................................  2276 Broad Street                NONE

Santa Barbara.....................................  33 East Carrillo Street          NONE

Santa Barbara.....................................  2222 Bath Street                 NONE

Santa Maria.......................................  720 North Broadway               NONE

Santa Maria.......................................  2739 Santa Maria Way             NONE

Santa Maria.......................................  1554 South Broadway              NONE

Santa Maria.......................................  519 E. Main Street               NONE

Templeton.........................................  1025 Las Tablas Road             NONE

Vandenberg Village................................  3745 Constellation Road          NONE

FORMER BANK OF SANTA MARIA OFFICES WHICH HAVE BEEN CONSOLIDATED AND ARE BEING SOLD:

OWNED BY BANK OR SUBSIDIARY:                           LOCATION OF OFFICES        ENCUMBRANCE
----------------------------                        --------------------------   -------------
Orcutt Oak Knolls                                   1070 East Clark                  NONE

Santa Maria                                         528 South Broadway               NONE

                          LEASED BY BANK OR SUBSIDIARY

Cayucos.....................  107 North Ocean Avenue            $1,455.50 per month
                                                                Expires November, 2002
Paso Robles.................  705 Golden Hill Road              $9,463.00 per month
                                                                Expires October, 2002
Orcutt......................  1110 East Clark, Santa Maria      $8,959.00 per month
                                                                Expires October, 2000
Oak Park--Pismo Beach.......  865 Oak Park Boulevard            $10,098.00 per month
                                                                Expires March, 2008
Oxnard......................  445 Esplanade Drive, Ste 110      $2,947.12 per month
                                                                Expires June, 2000
Oxnard*.....................  300 Esplanade Drive, Ste 470/480  $3,360.00 per month
                                                                Expires December, 2002
Milpas--Santa Barbara.......  914 Carpinteria Street            $9,562.94 per month
                                                                Expires May, 2017
Hollister--Goleta Valley....  5340 Hollister Avenue             $5,907.38 per month
                                                                Expires February, 2002
Santa Barbara*..............  911 Olive Street                  $10,280.49 per month
                                                                Expires December, 2003
Santa Maria*................  2801--B Santa Maria Way           $1,313.90 per month
                                                                Expires April, 2000
Santa Ynez..................  3600 Sagunto Street               $2,000.00 per month
                                                                Expires May, 2002
Solvang.....................  1600 Copenhagen Drive             $9,688.69 per month
                                                                Expires April, 2003

                  FORMER BANK OFFICES LEASED BY BANK--WHICH ARE SUB-LEASED

Nipomo......................  630 W. Tefft Street               $3,460.80 per month
                                                                Expires February, 2015

* ALL OFFICES LISTED ABOVE (EXCLUDING THOSE FORMER BANK OF SANTA MARIA OFFICES BEING SOLD OR SUB-LEASED) ARE FULL-SERVICE OFFICES, EXCEPT THOSE WITH ASTERISKS NOTED ABOVE. ASTERISKS REPRESENT NON-BANKING SUPPORT OFFICES (E.G., ADMINISTRATION, DATA PROCESSING, SUPPLIES WAREHOUSE, CREDIT SERVICES, TRAINING FACILITIES, ET. AL.).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1999.

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

    The following table summarizes those trades of the Company's Common Stock of which Management is aware, setting forth the approximate high and low trade prices for each quarterly period ended since January 1, 1998.

                          QUARTER                                SALES PRICES
                           ENDED                              -------------------
                            1998                                LOW        HIGH
                          -------                             --------   --------
March 31....................................................   $25.63     $29.25
June 30.....................................................   $28.75     $32.00
September 30................................................   $24.00     $31.25
December 31.................................................   $22.88     $28.88

                          QUARTER                                SALES PRICES
                           ENDED                              -------------------
                            1999                                LOW        HIGH
                          -------                             --------   --------
March 31....................................................   $27.88     $28.38
June 30.....................................................   $33.63     $35.50
September 30................................................   $29.63     $30.63
December 31.................................................   $30.38     $31.88

HOLDERS

    As of December 31, 1999, there were approximately 3,800 holders of the Company's Common Stock. There are no other classes of common equity outstanding.

DIVIDENDS

    The Company is a legal entity separate and distinct from the Bank. The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows:
(i) the corporation's assets equal at least 1 1/4 times its liabilities, and
(ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1 1/4 times its current liabilities.

    The ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of
(a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greater of
(x) its retained earnings; (y) its net income for its last fiscal year; or
(z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to federal law. (See, "Item 1--Description of Business--Prompt Corrective Action and Other Enforcement Mechanisms.") Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.

    The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 1998.

PAYABLE DATE                                                        DIVIDEND
------------                                              ----------------------------
January 23, 1998       Mid-State Bank...................  5%--Stock
June 26, 1998          Mid-State Bank...................  $0.15 per share--Cash
January 22, 1999       Mid-State Bancshares.............  $0.12 per share--Cash
April 22, 1999         Mid-State Bancshares.............  $0.12 per share--Cash
July 22, 1999          Mid-State Bancshares.............  $0.12 per share--Cash
October 22, 1999       Mid-State Bancshares.............  $0.14 per share--Cash
January 18, 2000       Mid-State Bancshares.............  $0.14 per share--Cash

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

TRANSFER AGENT

    ChaseMellon Shareholder Services serves as the Company's transfer agent. Shareholder inquiries regarding holdings of Mid-State Bancshares Common Stock can be directed to:

                      ChaseMellon Shareholder Services, LLC
                          P.O. Box 3315
                          South Hackensack, NJ 07606-1915
                          1-(888)-540-9878 (U.S. & Canada)
                          1-(201)-329-8660 (Outside U.S.)

    Alternatively, ChaseMellon can be contacted via the Internet at www.chasemellon.com.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA--MID-STATE BANCSHARES

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)     1999         1998         1997         1996         1995
---------------------------------------  ----------   ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31:
Interest Income (not taxable
  equivalent)........................    $   99,627   $   98,882   $   93,091   $   85,217   $   84,340
Interest Expense.....................        26,071       29,441       29,060       27,068       26,693
                                         ----------   ----------   ----------   ----------   ----------
Net Interest Income..................        73,556       69,441       64,031       58,149       57,647
Provision for Loan Losses............            50          300          105            7        1,025
                                         ----------   ----------   ----------   ----------   ----------
Net Interest Income after provision for
  loan losses........................        73,506       69,141       63,926       58,142       56,622
Non-interest income..................        17,465       24,736       17,834       17,303       16,469
Non-interest expense.................        57,488       62,306       57,674       60,596       67,271
                                         ----------   ----------   ----------   ----------   ----------
Income before income taxes...........        33,483       31,571       24,086       14,849        5,820
Provision for income taxes...........        11,430       10,576        5,220        5,668          692
                                         ----------   ----------   ----------   ----------   ----------
Net Income...........................    $   22,053   $   20,995   $   18,866   $    9,181   $    5,128
                                         ==========   ==========   ==========   ==========   ==========
PER SHARE:
Net Income--basic....................    $     1.96   $     1.88   $     1.70   $     0.83   $     0.47
Net Income--diluted..................    $     1.94   $     1.86   $     1.68   $     0.82   $     0.46
Weighted average shares for Basic
  E.P.S. calculation.................        11,230       11,176       11,097       11,058       10,991
Weighted average shares for Diluted
  E.P.S. calculation.................        11,364       11,273       11,262       11,131       11,050
Cash dividends.......................    $     0.49   $     0.28   $     0.16   $     0.09   $     0.02
Book value at year-end...............    $    14.20   $    13.48   $    11.71   $    10.11   $     9.50
Ending Shares........................        11,287       11,206       11,104       11,084       11,041

AT DECEMBER 31,
Cash and cash equivalents............    $   56,080   $   84,557   $  102,060   $   99,883   $   97,227
Investments and Fed Funds Sold.......       482,781      578,034      518,739      473,826      415,367
Loans, net of deferred fees, before
  allowance..........................       768,814      675,481      643,675      600,418      561,605
Allowance for Loan & Lease Losses....       (13,105)     (14,441)     (15,065)     (14,561)     (15,798)
Other assets.........................        60,648       65,694       73,796       81,104      100,119
                                         ----------   ----------   ----------   ----------   ----------
  Total Assets.......................    $1,355,218   $1,389,325   $1,323,205   $1,240,670   $1,158,520
                                         ==========   ==========   ==========   ==========   ==========
Non-interest bearing deposits........    $  230,271   $  258,629   $  243,315   $  220,850   $  198,823
Interest bearing deposits............       938,183      965,850      938,663      891,613      840,549
Other borrowings.....................        15,357        3,049        4,494        7,424        5,589
Other liabilities....................        11,076       10,706        6,646        8,757        8,659
Capital Accounts.....................       160,331      151,091      130,087      112,026      104,900
                                         ----------   ----------   ----------   ----------   ----------
  Total Liabilities and Shareholders'
    equity...........................    $1,355,218   $1,389,325   $1,323,205   $1,240,670   $1,158,520
                                         ==========   ==========   ==========   ==========   ==========

(IN THOUSANDS)                              1999        1998        1997        1996        1995
--------------                            ---------   ---------   ---------   ---------   ---------
PERIOD AVERAGES:
Total Assets............................  1,391,279   1,331,954   1,254,686   1,177,624   1,120,956
Total Loans.............................    685,566     633,324     605,688     561,375     571,846
Total Earning Assets....................  1,269,656   1,194,352   1,110,560   1,018,546     946,539
Total Deposits..........................  1,220,340   1,184,293   1,107,842   1,058,743   1,003,763
Common Equity...........................    155,419     140,989     121,450     108,614      97,798
ASSET QUALITY
  Non-accrual loans.....................      1,520       2,019       3,939       5,336      14,692
  Loans past due 90 days or more........      4,199       4,408         663       2,803       2,048
  Other real estate owned...............         --         259       5,188       7,838      11,814
                                          ---------   ---------   ---------   ---------   ---------
  Total non performing assets...........      5,719       6,686       9,790      15,977      28,554

FINANCIAL RATIOS
For the year:
  Return on assets......................       1.59%       1.58%       1.50%       0.78%       0.46%
  Return on equity......................      14.19%      14.89%      15.53%       8.45%       5.24%
  Net interest margin (not taxable
    equivalent).........................       5.79%       5.81%       5.77%       5.71%       6.09%
  Net interest margin (taxable
  equivalent)...........................       6.02%       5.91%       5.83%       5.78%       6.16%
  Net loan losses (recoveries) to avg.
  loans.................................       0.20%       0.15%      -0.07%       0.26%       0.35%
  Efficiency ratio......................       63.2%       66.2%       70.5%       80.3%       90.8%

At December 31:
  Equity to average assets (leverage
  ratio)................................       11.6%       10.7%        9.7%        8.9%        8.9%
  Tier One capital to risk-adjusted
  assets................................       16.0%       16.1%       14.7%       13.7%       13.2%
  Total capital to risk-adjusted
  assets................................       17.2%       17.4%       15.8%       15.0%       14.4%
  Loan loss allowance to loans, gross...        1.7%        2.1%        2.3%        2.4%        2.8%
  Non-accrual loans to total loans,
  gross.................................        0.2%        0.3%        0.6%        0.9%        2.6%
  Non performing assets to total
  assets................................        0.4%        0.5%        0.7%        1.3%        2.5%
  Allowance for loan losses to non
    performing loans....................        229%        225%        327%        179%         94%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION AND BUSINESS OF THE COMPANY

    The Company has as its single, wholly owned subsidiary, Mid-State Bank (the
Bank). The Bank itself has two wholly owned subsidiaries--MSB Properties and Mid-Coast Land Company (discussed above in Part I of this report and later in this Management's Discussion and Analysis). The Bank was founded in 1961 and operates a full service commercial banking business serving its customers on the Central Coast of California. Headquartered in Arroyo Grande, it operates 32 offices in communities throughout San Luis Obispo, Santa Barbara and Ventura counties. Based on data supplied by Banks in its trade area, Mid-State is the second largest Bank in terms of total assets. Of the 300 banks in the State of California, only 23 of them were chartered prior to the Bank.

    An Agreement to Merge and Plan of Reorganization by and among Mid-State Bank and City Commerce Bank was effective at close of business August 31, 1999. The acquisition of City Commerce

Bank increases the Bank's market presence along the south coast of Santa Barbara County and provides an important entree into the Ventura County marketplace. The merger was accounted for on a pooling of interests basis and as a result, the financial statements for all periods presented have been restated to include the accounts of City Commerce Bank.

    The following discussion and analysis will provide insight and supplementary information into the accompanying consolidated financial statements of the Bank. It also provides Management's assessment of the operating trends over the past few years and certain of their expectations for 2000.

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

1999 RESULTS AND ACCOMPLISHMENTS

FINANCIAL

    For 1999, the Company on a consolidated basis reported net income of $22.1 million compared to $21.0 million in 1998 and $18.9 million in 1997. The diluted Earnings Per Share was $1.94 compared to $1.86 in 1998 and $1.68 in 1997. Consolidated total assets at December 31, 1999 were $1.355 billion compared to $1.389 billion at December 31, 1998, down 2.5%. Total deposits also decreased slightly from $1.224 billion as of December 31, 1998 to $1.168 billion at year-end 1999. Shareholders' common equity stood at $160.3 million at year end up from its $151.1 million level a year earlier, owing primarily to net income of $22.1 million for 1999. Also impacting shareholders' equity were the unrealized loss on securities available for sale of $3.7 million compared to a gain of $4.4 million one year earlier, as well as, cash dividends paid during 1999 of $5.6 million.

    The table below illustrates net income by subsidiary unit. Significant items affecting the income statement in 1999 include: 1) non-recurring merger charges of $2.1 million after-tax, and 2) tax deductions not previously benefited in prior years of $1.4 million. These items are discussed more fully below in the analysis of income and expense.

INCOME (LOSS) BY SUBSIDIARY (000'S)                          1999       1998       1997
-----------------------------------                        --------   --------   --------
Bank only, pre-tax.......................................  $32,340)   $24,320)   $24,948)
MSB Properties, pre-tax..................................    2,175)     2,165)     2,203)
Mid Coast Land Co., pre-tax..............................      349      5,410     (2,891)
Parent only, pre-tax.....................................   (1,381)      (324)      (174)
Tax expense..............................................   11,430     10,576      5,220
                                                           -------    -------    -------
Consolidated Mid-State Bancshares........................  $22,053    $20,995    $18,866

OTHER ACCOMPLISHMENTS IN 1999

    The most significant accomplishment during the year, was the successful completion of the merger of City Commerce Bank with the Bank. Prior to the announcement of the merger in the first quarter of 1999, Mid-State Bank had $1.222 billion in assets, 28 office locations and 644 full time equivalent employees. City Commerce Bank, which operated in the southern portion of Mid-State Bank's geographical territory, maintained $150 million in assets and 75 full time equivalent employees. The integration of these two entities was complex and involved significant management effort. The goal of this in-market merger was to attain the synergy's available to benefit the stockholders of both organizations, while minimizing the disruption to customers and employees alike. City Commerce Bank had four branches- two in Santa Barbara, one in Goleta and one in Oxnard. All four branches became new offices of Mid-State Bank and will complement the Bank's two existing offices in Santa Barbara and Goleta.

    Also during 1999, the Bank completed implementation of its Year 2000 Plan begun in 1997. (See item 7.b. below--"Disclosure about risks associated with Year 2000 issues)." Activities completed included testing of various "Mission Critical" systems, development and testing of contingency plans, reviews of customer readiness status and public information awareness campaigns. No meaningful Year 2000 issues have arisen with the century date change rollover.

ENVIRONMENTAL FACTORS IMPACTING THE BANK

ECONOMIC CONDITIONS

    The most comprehensive review of local economic conditions known to Management comes from the UCSB Economic Forecast Project which provides both annual forecast information and periodic updates of economic conditions in the Company's trade area. The economy continues a steady improvement, as measured by a variety of data. In San Luis Obispo County, job growth increased by 1.2% in 1999 compared to 3.6% in 1998. The slowdown in job creation in 1999 could in large part, be attributed to the decline in the labor force availability. The unemployment rate in San Luis Obispo County remained approximately the same with 3.5% in 1999 compared to 3.6% one year earlier. The County rate is now less than the national rate of 4.1%, a rare occurrence in recent years. According to UCSB estimates, if the unemployment rate drops much further, the existing labor force will not be able to accommodate new job demand, thus placing pressure for additional population growth pursuing employment opportunities. Santa Barbara County is seeing a similar situation with an exceptionally low unemployment rate of 3.8% in 1999 compared to 4.7% in 1998. Ventura County employment remained strong in 1999 also.

    Tourism in San Luis Obispo and Santa Barbata counties remained solid in 1999. Hotel/motel occupancy rates have seen steady improvement with hotel/motel room sales up 5.0% during 1999 in San Luis Obispo County over 1998. Visitor spending in San Luis Obispo County has been estimated for 1999 to be up 9.8% to $431 million. Similarly, in Santa Barbara County on the south coast, hotel/motel room sales are estimated to be up 9.2% in 1999 indicating positive tourism trends there as well. This important sector to the Company's trade area appears to be healthy and improving. With a wealthier population contributing to increases in travel dollars being spent and with prospects for drier weather, tourism in 2000 should enjoy another robust year.

    Solid retail sales figures were noted throughout the Company's trade area, especially in the larger cities of Paso Robles, Arroyo Grande, San Luis Obispo, Santa Maria, and Santa Barbara. Retail sales in San Luis Obispo County jumped a healthy 8% in 1998 followed by an estimated 9% in 1999. Rates in Santa Barbara County were estimated to be in excess of 5%. Management would expect retail sales growth, adjusted for inflation, to continue to grow in 2000. Growth rates in excess of 5% are likely in view of the strong economic conditions throughout the tri-counties.

    Residential real estate sales were strong in 1999 throughout the Company's trade area. Home sales are estimated to be up some 18.6% in San Luis Obispo County and 14.3% in Santa Barbara County. The median price of homes sold in San Luis Obispo increased 13.2% (third quarter compared to third quarter) and 4.4% in Santa Barbara County. The UCSB Economic Forecast Project is projecting an increase in selling prices of about 6.7% for 2000 owing to a lack of housing inventory of both new and existing homes.

    In last year's Annual Report the Bank was anticipating "...Interest rates are not expected to change dramatically during 1999." This was indeed the case for the first six months of the year. The Prime Rate began the year at 7.75% and remained at that level until the start of the third quarter. Three 25 basis point increases on July 1(st), August 24(th) and November 17(th) saw the Prime Rate finish the year at 8.50%. On average for the full year 1999, Prime was 8.00% compared to 8.36% in 1998. Other key interest rates followed similar patterns. The closely watched Fed Funds Rate began the year at 4.75% and rose to 5.50% by December 31(st). Similarly, the thirty year Treasury Bond which had started the year at 5.09 was 6.48% by the end of 1999.

    Management's expectations for 2000 are for continued strong growth rates throughout the Bank's trade area. Projections would be for 2 or 3 modest increases in the Prime Rate. The willingness by the Federal Reserve Bank and Chairman Greenspan to raise rates in an effort to curb inflation would appear to be the likely course for some months to come. Other factors also arguing against any drop in interest rates include; 1) a tight labor market, and 2) both lofty, and fairly volatile, stock market levels. These interest rate conditions, coupled with the steady momentum developed in the local economy over the past few years, would appear to indicate another favorable year overall for the local Central Coast economy.

COMPETITIVE FACTORS

    Competitive pressures from other financial institutions continue to be intense both in the Company's trade area and throughout the Nation. Many banks are suffering from sufficient loan volumes and have become very aggressive on the pricing of those good credits available. Various mortgage bankers are blanketing the central coast communities with sales promotions and are extremely competitive with their rate programs. Brokerage houses are indeed a factor through their marketing of mutual funds and numerous banks are now offering these products.

    It should also be noted that the trend toward consolidation of banking assets exhibited over the past few years in California continued in 1999. Statewide, 16 banks were merged out of existence during the year. Locally, the only Bank merger in the tri-county area was Mid-State Bank's merger with City Commerce Bank. While no new banks were started in Mid-State Bank's trade area during 1999, 8 were established throughout the State during the year (with another 4 approved pending start-up). Two new banks began operating locally in 1997 and a savings bank began operation in San Luis Obispo during early 1999.

LEGAL MATTERS

    The Bank is involved in litigation of a routine nature which is being handled and defended in the ordinary course of the Bank's business. In the opinion of Management, based on the advice of legal counsel, the resolution of pending litigation will have no material impact on the Bank's income or financial position.

ANALYSIS OF STATEMENT OF FINANCIAL POSITION

LOANS

    The Bank experienced an increase in its net loan portfolio from $661.0 million at the end of 1998 to $755.7 million at the end of 1999. This represents continued growth of the loan portfolio of $94.7 million following the $32.4 million increase in 1998. Loans now represent approximately 56% of the Bank's assets which is below the level at which Management would prefer to operate. The Investment Portfolio has decreased by $60.9 million, over this period of time as funds are being allocated to the loan portion of the balance sheet. The section immediately following provides a more extensive discussion of the Investment Portfolio.

    The composition of the loan portfolio is also changing. The graph below displays the trend over the past five years in the various components of the loan portfolio. Construction loans have risen from their level three years earlier--$46.6 million at December 31, 1996 compared to $118.4 million at year-end 1999. Real Estate loans generally trended up from $270.6 million at the end of 1996 to nearly $285.9 million at December 31, 1998, and $379.8 million at the end of 1999. Home Equity Credit Lines have steadily declined from $83.6 million at the end of 1996 to $52.7 million at the end of 1999. Consumer loans (installment, credit cards and credit reserve) have generally exhibited declines over the last 3 years reaching $42.0 million at year-end 1999 compared to $56.2 million at the end of 1996. Commercial loans have grown in recent years having reached $138.1 million at December 31, 1999. Agricultural production loans have also grown from $26.6 million at the end of 1996 to $41.3 million at the end of 1999. The Bank expects to continue to emphasize other types of lending activity in order to diversify the risk in those categories relative to term real estate loans. Economic activity in the Central Coast will determine the types of credit the Bank will be able to extend and hence its ability to achieve this objective.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

      CONSTRUCTION AND  REAL ESTATE  HECL'S   INSTALLMENT  CREDIT CARD  AGRICULTURE  COMMERCIAL, OTHER
      Land Development                                       & Related
1995           $43,564     $253,154  $89,673      $39,899      $12,009      $19,588           $104,852
1996           $46,596     $270,559  $83,624      $38,553      $17,688      $26,632           $117,891
1997           $46,415     $307,065  $74,850      $35,611      $18,469      $35,523           $127,374
1998           $90,689     $287,440  $57,428      $47,210      $12,153      $35,128           $147,396
1999          $117,340     $377,435  $52,681      $29,652      $12,308      $41,303           $138,095

    The Bank's allowance for loan losses stands at $13.1 million, or 1.7% of gross loans, representing losses inherent in the Loan Portfolio but not yet realized. This amount is down from the $14.4 million at December 31, 1998. The year-end 1999 balance now represents 229% of non-performing loans slightly up from 225% at the end of 1998. A five year review of activitiy in the allowance for loan losses and an allocation by loan type of the allowance is shown in the two tables below.

ALLOWANCE FOR LOAN LOSSES (IN 000'S)               1999       1998       1997       1996       1995
------------------------------------             --------   --------   --------   --------   --------
Balance at beginning of year...................  $14,441    $15,065    $14,561    $15,798    $17,256
Provision charged to operating expense.........       50        300        105          7      1,025
After Adjustments--Merger                             --         --         --        228         --
Loans charged off:
  Construction and development loans...........      (14)        --         --        (73)    (1,156)
  Real estate loans............................      (15)      (151)      (265)      (785)    (1,273)
  Home equity credit lines.....................     (178)       (94)       (15)      (293)      (278)
  Installment loans............................     (132)      (405)      (477)      (355)      (407)
  Commercial loans.............................   (1,852)      (674)      (462)    (1,422)    (1,509)
  Credit cards and related loans...............     (331)      (397)      (443)      (409)      (435)
Recoveries of loans previously charged off:
  Construction and development loans...........      198         32         44        908      1,616
  Real estate loans............................      180        188         84         96        161
  Home equity credit lines.....................      111         17         20         23         49
  Installment loans............................      115        122        111        113        100
  Commercial loans.............................      425        362      1,721        661        566
  Credit cards and related loans...............      107         76         81         64         83
                                                 -------    -------    -------    -------    -------
  BALANCE AT END OF YEAR.......................  $13,105    $14,441    $15,065    $14,561    $15,798
                                                 =======    =======    =======    =======    =======
Ratio of Net Loan Losses (Recoveries) to
  Average Loans Outstanding....................     0.20%      0.15%     -0.07%      0.26%      0.43%

    Allocation of the allowance for loan losses at December 31, is as follows:

                                       PERCENT               PERCENT               PERCENT               PERCENT
    (DOLLARS IN 000'S)                    OF                    OF                    OF                    OF
  BALANCE APPLICABLE TO:      1999      LOANS       1998      LOANS       1997      LOANS       1996      LOANS       1995
--------------------------  --------   --------   --------   --------   --------   --------   --------   --------   --------
Construction and Land
  Dev.....................  $ 1,979      15.3%    $   946      13.4%    $   617       7.2%    $   958       7.3%    $ 2,344
Real Estate...............    2,291      49.1%      3,798      42.4%      4,243      47.5%      6,693      48.2%      6,605
H.E.C.L...................      344       6.9%        753       8.5%        922      11.6%      1,143      15.1%      1,546
Installment...............      283       3.9%      1,092       7.0%        591       5.5%        470       5.6%        808
Credit Card and Related...      770       1.6%      1,170       1.8%        736       2.9%        503       3.4%        599
Commercial, Other.........    4,448      23.2%      4,973      26.9%      3,049      25.3%      2,598      20.4%      3,415
Contingency...............    2,990       N/A       1,709       N/A       4,907       N/A       2,196       N/A         481
                            -------     -----     -------     -----     -------     -----     -------     -----     -------
  BALANCE AT END OF
    YEAR..................  $13,105     100.0%    $14,441     100.0%    $15,065     100.0%    $14,561     100.0%    $15,798
                            =======     =====     =======     =====     =======     =====     =======     =====     =======

                            PERCENT
    (DOLLARS IN 000'S)         OF
  BALANCE APPLICABLE TO:     LOANS
--------------------------  --------
Construction and Land
  Dev.....................     7.5%
Real Estate...............    46.4%
H.E.C.L...................    18.2%
Installment...............     6.8%
Credit Card and Related...     2.3%
Commercial, Other.........    18.8%
Contingency...............     N/A
                             -----
  BALANCE AT END OF
    YEAR..................   100.0%
                             =====

    Non-Accrual loans within the Bank's portfolio stood at $1.5 million as of December 31, 1999, an improvement from the $2.0 million at the end of 1998. Loans 90 days or more past due stood at $4.2 million at December 31, 1999, which is slightly down from the $4.4 million at the end of 1998. The vast majority of the loans on non-accrual ($1.4 million) are secured by real estate. There is potential for this collateral to be liquidated to recover principal and unpaid interest. To the extent this is insufficient, a charge-off to the allowance may result. $0.8 million of 90 days or more past due loans are secured by real estate and $3.2 million is secured by loans to finance agricultural production. Recoveries in 1999 of loans previously charged-off totaled $1.1 million compared to charge-offs of $2.5 million taken during the year resulting in NET CHARGE-OFFS of $1.4 million. This compares to net charge-offs incurred during 1998 of $924 thousand and net recoveries of $399 thousand in 1997. The Bank anticipates that charge-offs (actual losses) will continue during 2000. It is unlikely that recoveries would exceed charge-offs in the coming year.

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

    The allowance for loan losses as a percentage of total loans has gradually decreased from 2.8% in 1995 to 1.7% in 1999, reflecting an improvement in asset quality during this period. This is evident in the reduction of non-performing assets from $28.6 million in 1995 to $5.7 million by the end of 1999. The adequacy of the allowance is determined by considering the type and quality of loans in the loan portfolio, trends in non-accrual loans, trends in delinquencies, trends in actual losses, geographical distribution of loans, management expertise, economic outlook, diversification of the loan portfolio, value of available collateral, and the costs of collateral liquidation. In establishing the allowance at December 31, 1999, Management acknowledged the combined high concentration of real estate loans, increases in certain higher risk activities such as construction lending, concern with respect to the Year 2000 readiness of borrowers, and higher levels of individually large corporate loans. These factors directly offset the beneficial trends in non-performing loans.

    The allowance for loan losses consists of an amount allocated to loans which are impaired, a statistically allocated portion and a specifically allocated portion. The total of these components is considered adequate to provide for losses which can be reasonably anticipated. However, since these amounts are based on estimates, ultimate losses relating to these loans may vary.

    A summary of maturities and sensitivities of loans to changes in interest rates at December 31, is shown in the table below. A more complete discussion of the Bank's exposure to changes in interest rates can be found in the MD&A under the section titled "Net Interest Income and Interest Rate Risk".

                                                        OVER      DUE AFTER    DUE AFTER
                                                      3 MONTHS    ONE YEAR    THREE YEARS
           (DOLLARS IN 000'S)              3 MONTHS    THROUGH    TO THREE      TO FIVE     DUE AFTER
                  1999                     OR LESS    12 MONTHS     YEARS        YEARS      FIVE YEARS    TOTAL
-----------------------------------------  --------   ---------   ---------   -----------   ----------   --------
Fixed rate loans.........................  $18,877     $63,241     $66,639      $41,109      $176,611    $366,477
Floating rate loans......................  364,063       5,602      19,393        8,043         3,715     400,816
                                           -------     -------     -------      -------      --------    --------
  Sub-total..............................  382,940      68,843      86,032       49,152       180,326     767,293
Non accrual loans........................                                                                   1,520
                                                                                                         --------
  Total Loans, gross.....................                                                                $768,813
                                                                                                         ========

                                                        OVER      DUE AFTER    DUE AFTER
                                                      3 MONTHS    ONE YEAR    THREE YEARS
           (DOLLARS IN 000'S)              3 MONTHS    THROUGH    TO THREE      TO FIVE     DUE AFTER
                  1998                     OR LESS    12 MONTHS     YEARS        YEARS      FIVE YEARS    TOTAL
-----------------------------------------  --------   ---------   ---------   -----------   ----------   --------
Fixed rate loans.........................  $ 9,462     $67,255     $80,598      $52,812      $154,952    $365,079
Floating rate loans......................  305,007       3,376          --           --            --     308,383
                                           -------     -------     -------      -------      --------    --------
  Sub-total..............................  314,469      70,631      80,598       52,812       154,952     673,462
Non accrual loans........................                                                                   2,019
                                                                                                         --------
  Total Loans, gross.....................                                                                $675,481
                                                                                                         ========

INVESTMENT PORTFOLIO

    The Bank's Investment Portfolio primarily consists of US Treasury Notes and Bills, Federal Agency Notes, Mortgage Backed Securities and Municipal Bonds. See footnote No. 4 to the consolidated financial statements for a detailed composition of the Investment Portfolio. Most of the growth in the portfolio was centered in the Municipal Portfolio as it increased from $193.3 million at the end of 1998 to $236.4 million at the end of 1999. The Bank has focused on this segment of the portfolio because it generates better returns and there is already ample liquidity with the Treasury and Agency portion of the portfolio ($219.5 million at year-end 1999). The U.S. Treasury portion of the portfolio decreased by $60.1 million while Federal Agencies and Mortgage Backed Securities decreased by $43.7 million from December 31, 1998 to December 31, 1999.

    The Bank may segregate its portfolio into three categories--a "Trading Portfolio" (which is carried at market value, with changes reflected in the income statement), a "Held to Maturity" portfolio (which is carried at historical amortized cost) and an "Available for Sale" portfolio (which is carried at market value, with changes reflected in comprehensive income, but provides for the same income statement treatment as the Held-to-Maturity portfolio.) The Bank holds no securities that should be classified as Trading securities. The Bank has determined that since its securities may be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources, the majority of the portfolio ($433.9 million) should be classified as Available for Sale. The remaining $31.4 million in the held-to-maturity portion of the portfolio will likely be allowed to mature with the funds re-invested either in the loan portfolio or the Available for Sale portion of the Investment Portfolio.

    The mark to market adjustment on the Available for Sale portfolio resulted in a loss in the equity section of $3.7 million as of December 31, 1999 compared to an unrealized gain of $4.4 million at December 31, 1998. Maturities/sales exceeded Purchases over the full year and the total investment portfolio thus decreased by $60.9 million from the end of 1998 to the end of 1999.

    Shown below is a summary maturity distribution of the investment portfolio by type and weighted taxable equivalent yield as of December 31, 1999. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturity information for Mortgage Backed securities shown below is based on contractual maturities.

                                                         AFTER ONE    AFTER FIVE
   AVAILABLE FOR SALE (AT MARKET VALUE):      ONE YEAR    YEAR TO      YEARS TO      AFTER
             (DOLLARS IN 000'S)               OR LESS    FIVE YEARS   TEN YEARS    TEN YEARS    TOTAL
--------------------------------------------  --------   ----------   ----------   ---------   --------
Maturity Distribution:
  U.S. Treasury Securities..................  $ 63,118    $ 52,025      $    --     $   --     $115,143
  U.S. Government Agencies..................    45,398      54,462           --         --       99,860
  Mortgage Backed Securities................       511       3,199          526      1,937        6,173
  Municipals, Other Securities..............    26,825     115,308       70,242        347      212,722
                                              --------    --------      -------     ------     --------
    Total...................................  $135,852    $224,994      $70,768     $2,284     $433,898
                                              ========    ========      =======     ======     ========

                                                              AFTER ONE    AFTER FIVE
                                                   ONE YEAR    YEAR TO      YEARS TO      AFTER
                                                   OR LESS    FIVE YEARS   TEN YEARS    TEN YEARS    TOTAL
                                                   --------   ----------   ----------   ---------   --------
Weighted Average Yield:
  U.S. Treasury Securities.......................    5.85%       6.05%          --          --        5.92%
  U.S. Government Agencies.......................    6.00%       6.70%          --          --        6.37%
  Mortgage Backed Securities.....................    5.98%       6.64%        6.02%       6.79%       6.58%
  Municipals, Other Securities...................    6.13%       6.47%        6.09%       6.22%       6.27%
                                                     ----        ----         ----        ----        ----
    Total........................................    6.03%       6.13%        6.05%       6.30%       6.11%
                                                     ====        ====         ====        ====        ====

                                                           AFTER ONE    AFTER FIVE
    HELD TO MATURITY (AT AMORTIZED COST):       ONE YEAR    YEAR TO      YEARS TO      AFTER
              (DOLLARS IN 000'S)                OR LESS    FIVE YEARS   TEN YEARS    TEN YEARS    TOTAL
----------------------------------------------  --------   ----------   ----------   ---------   --------
Maturity Distribution:
  U.S. Government Agencies....................   $2,000     $ 2,501       $    --      $ --      $ 4,501
  Mortgage Backed Securities..................       --         437            --        --          437
  Municipals, Other Securities................    4,662       9,963        11,450       370       26,445
                                                 ------     -------       -------      ----      -------
    Total.....................................   $6,662     $12,901       $11,450      $370      $31,383
                                                 ======     =======       =======      ====      =======

                                                              AFTER ONE    AFTER FIVE
                                                   ONE YEAR    YEAR TO      YEARS TO      AFTER
                                                   OR LESS    FIVE YEARS   TEN YEARS    TEN YEARS    TOTAL
                                                   --------   ----------   ----------   ---------   --------
Weighted Average Yield:
  U.S. Government Agencies.......................    6.42%       6.33%          --          --        6.37%
  Mortgage Backed Securities.....................      --        6.77%          --          --        6.77%
  Municipals, Other Securities...................    6.53%       6.64%        6.74%       8.20%       6.60%
                                                     ----        ----         ----        ----        ----
    Total........................................    6.50%       6.54%        6.74%       8.20%       6.57%
                                                     ====        ====         ====        ====        ====

OTHER REAL ESTATE OWNED ("OREO")

    As noted in the financial statements, the Company held no OREO at December 31, 1999 compared to holdings of $0.3 million at the end of 1998. During 1999, the Bank received net proceeds from sale of OREO properties of $0.4 million. Future OREO activity will depend, among other things, on how many borrowers that the Bank may need to foreclose on and on the strength of the real estate market and general economic activity. In general however, Management does not anticipate substantial additions of OREO holdings.

DEPOSITS

    While the Bank is competitive with major banks in terms of its structure of interest rates on deposit products offered, Management was not overly aggressive during 1999 in terms of pricing to attract additional deposits, a decision which reflects the Bank's strong liquidity at the present time. As a result, the balances on some of the more interest sensitive accounts, in particular passbook savings, have remained the same in recent years.

    As discussed in the Income Statement Analysis, interest rates were little changed during the first half of 1999, having risen modestly during the latter part of the year. A comparison of the rates paid on the Bank's deposit products at year-end 1999 compared to year-end 1998 is as follows:.

SELECTED QUOTED INTEREST RATES                                  1999      1998 *     CHANGE
------------------------------                                --------   --------   --------
Demand Deposits.............................................       0%         0%        --
NOW Account (50 & Better--over $10,000).....................    0.50%      0.75%     -0.25%
Money Market Deposits (over $2,500).........................    2.00%      2.00%        --
Passbook Savings Account....................................    2.00%      2.00%        --
Individual Retirement Account (2 Year term).................    5.15%      4.15%     +1.00%
Time Deposit ($100,000--6 month term).......................    5.30%      4.40%     +0.90%
Wall Street Journal Prime Rate..............................    8.50%      7.75%     +0.75%

    *Rates shown for 1998 are Mid-State Bank rates.

    Average deposits have grown steadily over the last few years. The rates paid on these deposits have provided a relatively stable cost of funds to the Bank with a modest drop occurring during 1999. Below is a summary of the average deposits outstanding and the average rate paid by category over the last three years.

                                                 1999                               1998                               1997
(DOLLARS IN 000'S)                 BALANCE     INTEREST     RATE      BALANCE     INTEREST     RATE      BALANCE     INTEREST
------------------                ----------   --------   --------   ----------   --------   --------   ----------   --------
Interest Bearing Demand.........  $  428,739   $ 5,133      1.20%    $  406,312   $ 6,223      1.53%    $  381,280   $ 6,332
Savings Accounts................     195,128     4,668      2.39%       189,088     4,819      2.55%       181,831     4,846
Time Deposits...................     346,659    15,941      4.60%       346,187    18,059      5.22%       340,467    17,680
                                  ----------   -------      ----     ----------   -------      ----     ----------   -------
  Total Interest Bearing
  Deposits......................     970,526    25,742      2.65%       941,587    29,101      3.09%       903,578    28,858
Non Interest Bearing Demand.....     249,814        --        --        242,706        --        --        204,264        --
                                  ----------   -------      ----     ----------   -------      ----     ----------   -------
  Total Deposits................  $1,220,340   $25,742      2.11%    $1,184,293   $29,101      2.46%    $1,107,842   $28,858
                                  ==========   =======      ====     ==========   =======      ====     ==========   =======


(DOLLARS IN 000'S)                  RATE
------------------                --------
Interest Bearing Demand.........    1.66%
Savings Accounts................    2.67%
Time Deposits...................    5.22%
                                    ----
  Total Interest Bearing
  Deposits......................    3.19%
Non Interest Bearing Demand.....      --
                                    ----
  Total Deposits................    2.60%
                                    ====

    The majority of the Bank's time deposits (approximately 70%) have balances which are under $100,000 in size. While all time deposits are somewhat more rate sensitive than the Bank's other deposit categories, the smaller balance time deposits do tend to be more stable and less sensitive to absolute rate levels than do time deposits of $100,000 or more. Approximately 88% of the Bank's time deposits mature within one year and would be subject to a change in rate at that time. The following table as of December 31, 1999, displays summary size and maturity information on the Bank's time deposits.

                                                                AFTER THREE   AFTER SIX
                                                      THREE      MONTHS TO     MONTHS
                (DOLLARS IN 000'S)                  MONTHS OR       SIX          TO        AFTER
                 BALANCE BY SIZE                      LESS        MONTHS      ONE YEAR    ONE YEAR    TOTAL
--------------------------------------------------  ---------   -----------   ---------   --------   --------
Under $100,000....................................  $ 82,771      $69,783      $47,992    $27,000    $227,546
$100,000 or More..................................    45,075       24,095       20,162     10,186      99,518
                                                    --------      -------      -------    -------    --------
Total Time Deposits...............................  $127,846      $93,878      $68,154    $37,186    $327,064
                                                    ========      =======      =======    =======    ========

OTHER BORROWINGS

    While not a significant component of the Bank's structure, other borrowings increased from $3.0 million at the end of 1998 to $15.4 million at the end of 1999. These consist primarily of borrowings under the U.S. Treasury Tax and Loan note account, securities sold under agreements to repurchase and mortgages payable. The Bank had outstanding borrowings of $12.3 million and $1.6 million at December 31, 1999 and 1998, respectively, under the US Treasury Tax and Loan note account program. Securities sold under agreement to repurchase were $2.9 million and $1.2 million at December 31, 1999 and 1998, respectively. Mortgages payable were $164 thousand and $189 thousand at year-end 1999 and 1998, respectively.

CAPITAL

    Capital ratios for commercial banks and their holding companies in the United States are generally calculated using 3 different formulas. These calculations are referred to as the "Leverage Ratio" and two "risk based" calculations known as "Tier One Risk Based Capital Ratio" and the "Total Risk Based Capital Ratio." The Company and the Bank are subject to certain standards concerning these ratios. These standards were developed through the joint efforts of banking authorities from 12 different countries around the world. The standards essentially take into account the fact that different types of assets have different levels of risk associated with them. Further, they take into account the off-balance sheet exposures of banks when assessing capital adequacy. The Leverage Ratio calculation simply divides common stockholders' equity (reduced by any goodwill a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank. Risk weighted assets are determined by segregating all the assets and off-balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the allowance for loan losses, long-term capital debt, preferred stock and other instruments. Summarized below are the capital ratios at December 31, 1999 and 1998, for both Mid-State Bancshares and Mid-State Bank. Additionally, the standards for a well capitalized institution, as defined by the federal banking agencies, are displayed.

                                                                                  MID-STATE                   MID-STATE
                                             MINIMUM     WELL-CAPITALIZED         BANCSHARES                     BANK
                                            REGULATORY      REGULATORY      ----------------------      ----------------------
                                             STANDARD        STANDARD         1999          1998          1999          1998
                                            ----------   ----------------   --------      --------      --------      --------
Leverage Ratio............................      4.0%            5.0%          11.6%         10.7%         11.6%          9.7%
Tier One
  Risk Based..............................
  Capital Ratio...........................      4.0%            6.0%          16.0%         16.1%         16.0%         14.3%
Total Risk
  Based...................................
  Capital Ratio...........................      8.0%           10.0%          17.2%         17.4%         17.2%         17.2%

    It is the intent of Management to continue to maintain strong capital ratios. This has meant that the Company's dividend payout ratio is relatively modest and the ratio of average equity to average assets is high as displayed in the following table for the years ended December 31,

                                                                1999          1998          1997
                                                              --------      --------      --------
Dividend Payout Ratio.......................................    25.0%         14.9%         9.4%
Average Common Equity to Average Assets.....................    11.1%         10.6%         9.7%

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

    The Bank has adequate liquidity at the present time. Its loan to deposit ratio at year-end was 64.7% versus 54.0% one year earlier. The Bank normally strives for a loan to deposit ratio in the 65% to 75% range. The Bank's internally calculated liquidity ratio stands at 42.3% at December 31, 1999, which is above its normal desired range of between 15% and 30%, but is down from one year earlier.

    The Bank strives to make high quality loans to optimize earnings while still maintaining adequate liquidity. Until recently, the Bank operated with excess liquidity. It was able to use some of that excess in the fourth quarter of 1999 and increase its loan totals closer to its desired target range. Management's ability to maintain its loan portfolio in the desired target range will be partly dependent on the strength of the local economy.

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME AND INTEREST RATE RISK

    Net Interest Income is the difference between interest and fees earned on all earning assets and interest paid on interest bearing liabilities. Net Interest Income for 1999 was $73.6 million, up from $69.4 million recorded in 1998 and $64.0 million in 1997. The components of net interest income change in response to both changes in rate, average balance and mix of both earning assets and liabilities. The following tables present an analysis of yields/rates, interest income and expense, and average balances for 1999, 1998, and 1997.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

                                                                                                       1999 COMPARED TO 1998
                                           1999                               1998                     COMPOSITION OF CHANGE
                             --------------------------------   --------------------------------   ------------------------------
                                          INTEREST   AVERAGE                 INTEREST   AVERAGE       CHANGE DUE TO
                              AVERAGE     INCOME/     YIELD/     AVERAGE     INCOME/     YIELD/    -------------------    TOTAL
(DOLLARS IN 000'S)            BALANCE     EXPENSE      RATE      BALANCE     EXPENSE      RATE      VOLUME      RATE      CHANGE
------------------           ----------   --------   --------   ----------   --------   --------   --------   --------   --------
EARNING ASSETS:
Loans......................  $  685,566   $67,372      9.83%    $  633,324   $65,758     10.38%     $5,279    $(3,665)   $ 1,614
Investment Securities......     534,666    29,899      5.59%       508,260    30,200      5.94%      1,523     (1,824)      (301)
Fed Funds, Other...........      49,424     2,356      4.77%        52,768     2,924      5.54%       (172)      (396)      (568)
                             ----------   -------      ----     ----------   -------     -----      ------    -------    -------
  TOTAL EARNING ASSETS.....  $1,269,656   $99,627      7.85%    $1,194,352   $98,882      8.28%     $6,630    $(5,885)   $   745
                             ----------   -------      ----     ----------   -------     -----      ------    -------    -------
INTEREST BEARING
  LIABILITIES:
NOW, Savings, and Money
  Market Accounts..........  $  623,867   $ 9,801      1.57%    $  595,400   $11,042      1.85%     $  488    $(1,729)   $(1,241)
Time Deposits..............     346,659    15,941      4.60%       346,187    18,059      5.22%         23     (2,140)    (2,117)
                             ----------   -------      ----     ----------   -------     -----      ------    -------    -------
Interest Bearing
  Deposits.................     970,526    25,742      2.65%       941,587    29,101      3.09%        511     (3,869)    (3,358)

Other Borrowings...........       6,235       329      5.28%         6,437       340      5.28%        (11)         0        (11)
                             ----------   -------      ----     ----------   -------     -----      ------    -------    -------
  TOTAL INTEREST BEARING
    LIABILITIES............     976,761    26,071      2.67%       948,024    29,441      3.11%        500     (3,869)    (3,369)
                             ----------   -------      ----     ----------   -------     -----      ------    -------    -------
NET INTEREST INCOME........  $1,269,656   $73,556      5.79%    $1,194,352   $69,441      5.81%     $6,130    $(2,016)   $ 4,114
                             ==========   =======      ====     ==========   =======     =====      ======    =======    =======

                                                                                                       1998 COMPARED TO 1997
                                           1998                               1997                     COMPOSITION OF CHANGE
                             --------------------------------   --------------------------------   ------------------------------
                                          INTEREST   AVERAGE                 INTEREST   AVERAGE       CHANGE DUE TO
                              AVERAGE     INCOME/     YIELD/     AVERAGE     INCOME/     YIELD/    -------------------    TOTAL
(DOLLARS IN 000'S)            BALANCE     EXPENSE      RATE      BALANCE     EXPENSE      RATE      VOLUME      RATE      CHANGE
------------------           ----------   --------   --------   ----------   --------   --------   --------   --------   --------
EARNING ASSETS:
Loans......................  $  633,324   $65,758     10.38%    $  605,688   $62,892     10.38%     $2,870    $    (4)   $ 2,866
Investment Securities......     508,260    30,200      5.94%       460,871    27,951      6.06%      2,845       (596)     2,249
Fed Funds, Other...........      52,768     2,924      5.54%        44,001     2,248      5.11%        467        209        676
                             ----------   -------     -----     ----------   -------     -----      ------    -------    -------
  TOTAL EARNING ASSETS.....  $1,194,352   $98,882      8.28%    $1,110,560   $93,091      8.38%     $6,182    $  (391)   $ 5,791
                             ==========   =======     =====     ==========   =======     =====      ======    =======    =======
INTEREST BEARING
  LIABILITIES:
NOW, Savings, and Money
  Market Accounts..........  $  595,400   $11,042      1.85%    $  563,111   $11,179      1.99%     $  620    $  (757)   $  (137)
Time Deposits..............     346,187    18,059      5.22%       340,467    17,679      5.19%        298         81        379
                             ----------   -------     -----     ----------   -------     -----      ------    -------    -------
Interest Bearing
  Deposits.................     941,587    29,101      3.09%       903,578    28,858      3.19%        918       (676)       242
Other Borrowings...........       6,437       340      5.28%         3,282       202      6.15%        180        (42)       138
                             ----------   -------     -----     ----------   -------     -----      ------    -------    -------
  TOTAL INTEREST BEARING
    LIABILITIES............     948,024    29,441      3.11%       906,860    29,060      3.20%      1,098       (718)       380
                             ----------   -------     -----     ----------   -------     -----      ------    -------    -------
NET INTEREST INCOME........  $1,194,352   $69,441      5.81%    $1,110,560   $64,031      5.77%     $5,084    $   327    $ 5,411
                             ==========   =======     =====     ==========   =======     =====      ======    =======    =======

    During 1999, there was a $745 thousand increase in interest income along with a decrease of $3.4 million in interest expense compared to 1998. The resulting $4.1 million increase in net interest income for 1999 is a result of a number of dynamics affecting both average balance and interest rate considerations. First, the Company experienced an increase in its average earning assets outstanding of $75.3 million. The increase in interest income was primarily attributable to the net increase in outstanding loans, which were up by $52.2 million, despite the fact that the effective yield on the loan portfolio declined by approximately 55 basis points. Secondly, the Company's interest bearing liabilities increased by just $28.9 million compared to the $75.3 million increase in average earning assets. Third, while interest rates were slightly lower in 1999 than 1998, the Company's cost of funds declined more dramatically than its interest earnings due to the growth and mix of its earning assets.

    The $5.4 million increase in net interest income for 1998 compared to 1997 was the result of similar, yet slightly different dynamics. First, the Company experienced an increase in its average earning assets outstanding in all categories (loans, investments and fed funds) of $83.8 million. Secondly, the prime rate on which many of Company's loans are tied was lower in 1998 (8.36%) compared to 1997 (8.44%). Third, the volume of average earning assets was higher on average in 1998 than in 1997 while the Company's interest bearing liabilities increased by just $41.2 million. Fourth, while interest rates were slightly lower in 1998 than 1997, they had a positive impact on interest income as well as that on the Company's cost of funds.

    The Company's risk exposure to changes in interest rates is minimal and is centered in the Bank. A recent review of the potential changes in the Bank's net interest income over the next 12 month time horizon indicated possible fluctuations under very extreme alternative rate scenarios from between +2.3% and -4.8% of the base case (Prime rate unchanged at 8.50%) of $78.0 million. The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management feels that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

    The following table presents a summary of the Bank's net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

                                                                 CHANGE
                                                                FROM BASE
                                                              -------------
Rates Down Very Significant.................................           -4.8%
(Prime down incrementally to 4.50% by Nov. 2000)
Rates Down Significant......................................           -3.4%
(Prime down incrementally to 6.00% by Oct. 2000)
Rates Down Modestly.........................................           -2.2%
(Prime down incrementally to 7.50% by Oct. 2000)
Base Case--Rates Unchanged..................................             --
(Prime unchanged at 8.50% over 12 months)
Rates Up Modestly...........................................           +2.2%
(Prime up incrementally to 9.50% by Oct. 2000)
Rates Up Aggressive.........................................           +2.1%
(Prime up incrementally to 11.00% by Oct. 2000)
Rates Up Very Aggressive....................................           +2.3%
(Prime up incrementally to 12.50% by Nov. 2000)

    Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of NOW, savings and money market deposits (total $595.4 million) interest is based on rates set at the discretion of Management ranging from 0.50% to 2.38%. This characteristic is the major reason why it is assumed that a 4% decline in Prime decreases net interest income by 4.8% while a 4% increase in Prime only improves net interest income by 2.3%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

    It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to, competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Bank, customer behavior, and Management's responses. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. As noted in the Financial Summary at the beginning of the Management's Discussion and Analysis, over the last 5 years, the Company's net interest margin (which is net interest income divided by average earning assets of the Company) has ranged from a low of 5.71% to a high of 6.09% (not taxable equivalent). Based on the scenarios above, the net interest margin under the alternative scenarios ranges from 5.56% to 5.97%. Management feels this range of scenarios is conservative, but no assurances can be given that actual experience will fall within this range.

    The Company has no exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements. The Company does not own any instruments within these markets.

PROVISION FOR LOAN LOSSES

    The Company made contributions to the allowance for loan losses of $50 thousand, $300 thousand and $105 thousand in 1999, 1998 and 1997, respectively. This reflects management's assessment of the level of inherent losses identified in the portfolio which has been supplemented by higher than expected recoveries of loans previously charged off, amounting to $1.1 million, $.8 million and $2.1 million, in 1999, 1998, and 1997, respectively. The need for additional provision for loan losses in 2000 will be dependent upon Management's on-going analysis of the adequacy of the allowance for loan losses. While Management believes it to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

NON-INTEREST INCOME

    Non-Interest Income for 1999 totaled $17.5 million compared to $24.7 million in 1998 and $17.8 million in 1997. The major reason for the increase in 1998 was the reversal into income of $5.3 million of the reserve for losses on investments in real estate which Management felt was no longer required at Mid-Coast Land Company. This decision came about because of the improved real estate market and the higher than anticipated sales prices being received on certain of the subsidiary's real estate development projects--most notably San Luis Bay Estates. A more detailed description of this activity follows in the section below about subsidiary activity. Service charges on deposit accounts were down $209 thousand to $6.8 million in 1999 versus 1998. This followed a decrease of $253 thousand in 1998 over 1997. The decline in 1999 was related to certain waivers of accounts during the merger of City Commerce Bank and Mid-State Bank. Commissions, fees and other service charges decreased by $635 thousand in 1999 over 1998 after a $891 thousand increase in 1998. The decrease in 1999 was primarily related to the drop in refinance activity affecting the Bank's mortgage banking operation which had experienced a robust period of activity in 1998. Earnings from investments in real estate at Mid-Coast Land Company were down $97 thousand in 1999 after a $420 thousand increase in 1998. Securities gains, net of losses, were modest throughout the three years ended in 1999 and other categories of non-interest income were $2.4, $3.9 and $2.8 million, respectively, in 1999, 1998 and 1997. The larger amount in 1998 reflects a one-time gain of sale of Other Real Estate at City Commerce Bank.

NON-INTEREST EXPENSE

    Total non-interest expense for 1999 was $57.5 million, which was down from $62.3 million in 1998 and $57.7 million in 1997. The most dramatic impact in this category which caused the decrease in 1999 was the charge of $2.9 million of non-recurring, merger related costs for the City Commerce merger compared to $7.4 million in 1998 for the Bank of Santa Maria merger. The $2.9 million charge in 1999 was comprised of $0.8 million in severance charges for displaced personnel, $0.7 million of losses on surplus computer equipment, furniture and fixtures of City Commerce Bank, $427 thousand of investment bank fees, and $1.0 million of various charges for legal fees, accounting fees, filings and other miscellaneous charges incurred.

    Salaries and employee benefits decreased by $13 thousand in 1999 over 1998 after having decreased by $472 thousand in 1998 over 1997. The relatively flat staff expense level in 1999 compared to 1998 reflects both wage increases to employees and fewer staff members due to the merger with City Commerce Bank. The decrease in 1998 over 1997 represented certain savings generated in the latter part of the year through synergies and the reduced staffing requirements of the merged Mid-State Bank and Bank of Santa Maria.

    Occupancy expense has remained virtually unchanged throughout the last
3 years at $8.5 million in 1999 and $8.5 and $8.9 million in 1998 and 1997, respectively. Major capital expenditures for computer equipment and ATM's were completed in 1998. This equipment came on stream in the middle of the year and occupancy expense increased as these items are depreciated over useful lives of between 5 and 7 years. These items cost approximately $7.2 million and are being depreciated at a total rate of $119 thousand per month. The decline in occupancy expense was due to the consolidation of the eight former offices of the Bank of Santa Maria despite the additional costs related to the computer equipment and ATM's. No other major expenditures are planned for 2000.

    Expenses from write-downs and provisions for losses on investments in real estate were nil in 1999 and 1998, down from $2.0 million in 1997. These amounts were determined by reviewing appraisals, updated annually, for each material investment in real estate. The Bank continues to work towards divestiture of these activities by its current deadline of December 31, 2000 to conform to the requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Management believes that the allowance for losses on investments in real estate, which stood at $0.3 million at December 31, 1999, is sufficient to cover any remaining potential losses as the divestiture winds down.

    OREO expense decreased from $0.4 million in 1997 to $0.2 million in 1998 and nil in 1999. The reduction in OREO expense reflects lower foreclosures and an improved real estate market. While the anticipated level of OREO expense for 2000 is unknown at this time, it is expected that some costs, albeit minor, will continue. Management is hopeful however that the positive trend seen in 1998 and 1999 will continue in 2000.

    Other operating expense remained relatively unchanged in 1999 at $16.2 million compared to $16.3 million in 1998 and $16.1 million in 1997. Management expects that this category should decline in 2000 as the synergies from the merger begin to benefit the income statement. The Company has already begun to note savings at the end of the year in the areas of advertising, auditing charges, insurance premiums, printing, supplies, professional fees, dues & memberships and others.

TAXES

    As described in Footnote No. 9 to the financial statements, the Company has deferred tax assets primarily related to the timing difference associated with charge-offs and provisions for losses on certain loans. The amount generated for book purposes compared to the actual loss experience recorded for tax purposes has been different. Because of regulatory restrictions on the amount of deferred tax assets which can be recognized for regulatory capital purposes, the Company had previously established a valuation allowance for taxes on the Consolidated Statement of Financial Position. This allowance was reduced to $183 thousand at the end of 1998 resulting in a reversal of $3.5 million of the valuation allowance that existed at December 31, 1997. The limitation on the amount of the deferred tax assets was based on a number of factors, including the level of projected future taxable income. The reduction of the valuation allowance results from a decrease in the level of deferred tax assets and an expectation of increased future taxable income. The remaining $183 thousand valuation allowance at December 31, 1999 and 1998 relates to the uncertain realizability of capital loss carryforwards acquired through the City Commerce Bank merger. The reduction in the valuation allowance during 1998 directly benefited the tax expense recognized for the year, compared to normal statutory tax rates. The valuation allowance decreased in 1997 compared to 1996 by $5.5 million and thus 1997 tax expense recognized for the year was also lower compared to the normal statutory tax rates. No such benefit to tax expense was received in 1999.

SUBSIDIARY ACTIVITY

MID-COAST LAND COMPANY

    Investments in real estate shown on the Consolidated Statement of Financial Position principally represent the assets of the Bank's real estate development subsidiary, Mid-Coast Land Company. Footnote No. 7 to the accompanying financial statements provides additional information about this wholly owned subsidiary. Mid-Coast Land Company recorded earnings during 1999 of $349 thousand compared to earnings during 1998 of $3.1 million and a $2.9 million loss in 1997. The gain in 1999 was related to certain remaining parcels sold on its San Luis Bay Estates project. The profit in 1998 was principally because of the reversal of $5.3 million of its reserve for losses on investments in real estate, which was no longer necessary given the sales of most of the remaining parcels. The remaining $262 thousand in Mid-Coast Land's reserve is sufficient to cover any losses on its remaining two parcels to be sold. It is anticipated that these will be sold by the end of 2000.

    Because of the progress made to liquidate the real estate development assets, the FDIC granted an extension of the original required divestiture date in July 1996 until December 1998. The regional director of the FDIC, extended the deadline to December 31, 2000.

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

    Earnings for MSB Properties have increased over the years with net earnings after-tax of $1.5 million, $1.4 million, and $1.6 million, in 1999, 1998 and 1997, respectively. Leases are written with market terms and at market rates.

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

ITEM 7B. DISCLOSURE ABOUT RISKS ASSOCIATED WITH YEAR 2000 ISSUES

    "YEAR 2000 READINESS DISCLOSURE"

    STATE OF READINESS. The Company began implementation of its Year 2000 Plan in 1997. It complied with all time-frames associated with that Plan. The most significant component of that plan was the replacement of the Bank's mainframe computer and software system with a Year 2000 compliant system.

That task was completed in July 1998 with the installation of the Information Technology Incorporated software on new Unisys equipment. Testing of "Mission Critical" systems and implementations of compliant systems was substantially complete by early 1999 with all testing completed by year end. The Company also spent a great deal of time assessing the state of readiness of its customers, especially those to whom it had extended credit, and conducting various public awareness campaigns.

    There were no significant withdrawals experienced by the Bank as a result of concerns surrounding the Y2K issue. There were no disruptions of service experienced by Bank customers because of Y2K related problems. There have been no unusual losses experienced by the Bank as a result of extensions of credit to Bank customers. In summary, there was nothing unusual in the Bank's operations either during the century date change rollover, or since that time. Management does not expect any future Y2K related disruptions either.

    COSTS TO ADDRESS YEAR 2000 ISSUES. It is important to note that the Company's current computer system had been fully depreciated after serving the Bank for over 7 years. It was due for replacement irrespective of the Year 2000 issue. The total capital cost of the new mainframe, software, terminals and ATM's associated with the Bank's conversion to date have totaled approximately $7.2 million, all of which has been capitalized and will be amortized over their expected useful lives. There were some modest additional purchases of certain equipment, and the Company spent approximately $7.5 million in total for all of these items. The costs associated with the mailings, questionnaires, seminars and other public awareness campaign activities, which the Company conducted, did not have a material effect on the financial position or results of operations of the Company.

    RISKS FOR THE COMPANY FROM YEAR 2000 ISSUES. No major concerns exist at this point.

    THE COMPANY'S CONTINGENCY PLANS. The Company completed development of contingency plans in preparation for the Y2K event during 1999. While these plans were not needed, they have served as a catalyst to update and complete the Company's disaster recovery plans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants--Arthur Andersen
  LLP.......................................................     39

Report of Independent Public Accountants--Vavrinek, Trine,
  Day & Co. LLP.............................................     40

Independent Auditors' Report--KPMG LLP......................     41

Consolidated Statements of Financial Position...............     42

Consolidated Statements of Income...........................     43

Consolidated Statements of Comprehensive Income.............     44

Consolidated Statements of Changes in Capital Accounts......     45

Consolidated Statements of Cash Flows.......................     46

Notes to Consolidated Financial Statements..................     47

Management Statement........................................     68

Report of Independent Public Accountants....................     69

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Mid-State Bancshares:

    We have audited the accompanying consolidated statements of financial position of Mid-State Bancshares and Subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in capital accounts and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of City Commerce Bank, a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in
Note 2. Such statements are included in the related consolidated statement of financial position of Mid-State Bancshares and Subsidiary and reflect total assets of 11.1% of the related consolidated totals for 1998. Such statements are included in the related consolidated statements of income of Mid-State Bancshares and Subsidiary and reflect net interest income and net income of 12.3% and 9.4%, respectively, of the related consolidated totals for 1998, and net interest income and net income of 11.3% and 6.5%, respectively, of the related consolidated totals for 1997. We did not audit the financial statements of BSM Bancorp, a company acquired during 1998 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the related consolidated statement of income of Mid-State Bancshares and Subsidiary and reflect net interest income and net income of 25.9% and 22.3%, respectively, of the related consolidated totals for 1997. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for City Commerce Bank and BSM Bancorp, is based solely upon the reports of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the reports of other auditors, provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Bancshares and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP
            --------------------------------------------------------------------
                                          ARTHUR ANDERSEN LLP

Los Angeles, California
January 28, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF BSM BANCORP AND SUBSIDIARY:

    We have audited the related consolidated statements of income, changes in shareholders' equity and cash flows of BSM Bancorp and Subsidiary for the year ended December 31, 1997. These financial statements, which are not presented separately herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1997 of BSM Bancorp and Subsidiary in conformity with generally accepted accounting principles.

                                          /s/ Vavrinek, Trine, Day & Co., LLP
--------------------------------------------------------------------------------
                                          VAVRINEK, TRINE, DAY & CO., LLP

Laguna Hills, California

January 8, 1998

                          INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF CITY COMMERCE BANK:

    We have audited the balance sheet of City Commerce Bank (the Bank) as of December 31, 1998 and the related statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements, which are not included herein, are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of City Commerce Bank as of December 31, 1998 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP
--------------------------------------------------------------------------------
                                          KPMG LLP

Los Angeles, California

January 20, 1999

(except as to note 17, which is as of April 19, 1999)

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                    (DOLLARS IN 000'S EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
ASSETS                                                        ----------   ----------
CASH AND DUE FROM BANKS.....................................  $   56,080   $   84,557
FEDERAL FUNDS SOLD..........................................      17,500       51,865
SECURITIES, net:
  Securities available for sale.............................     433,898      484,253
  Securities held to maturity (market value of $31,075 and
    $42,704, respectively)..................................      31,383       41,916
                                                              ----------   ----------
    TOTAL SECURITIES........................................     465,281      526,169
                                                              ----------   ----------
LOANS, net..................................................     755,709      661,040
BANK PREMISES AND EQUIPMENT, net............................      29,282       32,603
ACCRUED INTEREST RECEIVABLE.................................      12,014       11,640
INVESTMENTS IN REAL ESTATE, net.............................       1,517        6,769
OTHER REAL ESTATE OWNED, net................................           0          259
OTHER ASSETS................................................      17,835       14,423
                                                              ----------   ----------
      TOTAL ASSETS..........................................  $1,355,218   $1,389,325
                                                              ==========   ==========
LIABILITIES
DEPOSITS:
  Demand deposits...........................................  $  230,271   $  258,629
  Savings, money market and NOW accounts....................     611,119      615,836
  Time deposits--$100,000 or more...........................      99,518       96,160
  Time deposits--Under $100,000                                  227,546      253,854
                                                              ----------   ----------
    TOTAL DEPOSITS..........................................   1,168,454    1,224,479
                                                              ----------   ----------
OTHER BORROWINGS............................................      15,357        3,049
ACCRUED INTEREST PAYABLE & OTHER LIABILITIES................      11,076       10,706
      TOTAL LIABILITIES.....................................  $1,194,887   $1,238,234
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
CAPITAL ACCOUNTS
CAPITAL STOCK, NO PAR VALUE:
  Authorized--at 50,000,000 shares
  Outstanding--11,286,943 shares in 1999 and 11,205,637 in
    1998....................................................  $   59,681   $   58,821
UNDIVIDED PROFITS...........................................     104,357       87,887
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX...      (3,707)       4,383
  TOTAL CAPITAL ACCOUNTS....................................     160,331      151,091
                                                              ----------   ----------
      TOTAL LIABILITIES & CAPITAL ACCOUNTS..................  $1,355,218   $1,389,325
                                                              ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                    (DOLLARS IN 000'S EXCEPT SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
INTEREST INCOME:
Interest and fees on loans and leases.......................  $67,372    $65,758    $62,892
Interest on securities:
  U.S. Treasury securities..................................    9,797     10,705     11,741
  U.S. Government agencies and corporations.................    7,514      9,333      9,732
  Obligations of states and political subdivisions, other...   12,588     10,162      6,478
Interest on funds sold......................................    2,356      2,924      2,248
                                                              -------    -------    -------
    TOTAL INTEREST INCOME...................................   99,627     98,882     93,091
                                                              -------    -------    -------
Interest Expense:
Interest on deposits........................................   25,742     29,101     28,858
Interest on mortgages payable, other........................      329        340        202
                                                              -------    -------    -------
    TOTAL INTEREST EXPENSE..................................   26,071     29,441     29,060
                                                              -------    -------    -------
Net Interest Income.........................................   73,556     69,441     64,031
Provision for loan losses...................................       50        300        105
                                                              -------    -------    -------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.....   73,506     69,141     63,926
                                                              -------    -------    -------
OTHER INCOME:
  Service charges on deposit accounts.......................    6,798      7,007      7,260
  Commissions, fees and other service charges...............    7,412      8,047      7,156
  Investments in real estate................................      830        927        507
  Reversal of reserve for losses on investments in real
    estate..................................................       --      5,300         --
  Securities gains, net of (losses).........................       (5)      (407)        96
  Other income..............................................    2,430      3,862      2,815
                                                              -------    -------    -------
    TOTAL OTHER INCOME......................................   17,465     24,736     17,834
                                                              -------    -------    -------
OTHER EXPENSES:
  Salaries & employee benefits..............................   29,827     29,840     30,312
  Occupancy expenses........................................    8,495      8,514      8,873
  Provision for losses and expenses on real estate..........       --        177      2,387
  Merger related charges....................................    2,930      7,440         --
  Other operating expenses..................................   16,236     16,335     16,102
                                                              -------    -------    -------
    TOTAL OTHER EXPENSES....................................   57,488     62,306     57,674
                                                              -------    -------    -------
Income before taxes.........................................   33,483     31,571     24,086
Tax expense.................................................   11,430     10,576      5,220
                                                              -------    -------    -------
    NET INCOME..............................................  $22,053    $20,995    $18,866
                                                              -------    -------    -------
Earnings per share:
  --Basic...................................................  $  1.96    $  1.88    $  1.70
  --Diluted.................................................  $  1.94    $  1.86    $  1.68
                                                              =======    =======    =======

 The accompanying notes are an integral part of these consolidated statements.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (DOLLARS IN 000'S)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
  NET INCOME................................................  $22,053    $20,995    $18,866
Other Comprehensive (loss) Income Before Taxes:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during year.......  (13,489)     4,565      1,447
Less: reclassification adjustment for losses (gains)
  included in net income....................................        5        407        (96)
                                                              -------    -------    -------
Other comprehensive (loss) income, before tax...............  (13,484)     4,972      1,351
Income tax (benefit) expense related to items in
  comprehensive income......................................   (5,394)     2,238        481
                                                              -------    -------    -------
  OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES...........   (8,090)     2,734        870
                                                              -------    -------    -------
  COMPREHENSIVE INCOME......................................  $13,963    $23,729    $19,736
                                                              =======    =======    =======

 The accompanying notes are an integral part of these consolidated statements.

             CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS

                    (DOLLARS IN 000'S EXCEPT SHARE AMOUNTS)

                                                                              ACCUMULATED
                                                                                 OTHER
                                         NUMBER OF    CAPITAL    UNDIVIDED   COMPREHENSIVE
                                           SHARES      STOCK      PROFITS    INCOME (LOSS)    TOTAL
                                         ----------   --------   ---------   -------------   --------
BALANCE, December 31, 1996.............  11,084,160   $44,517    $ 66,729       $   779      $112,025
  Stock dividend.......................          --    10,749     (10,792)           --           (43)
  Cash dividend........................          --        --      (1,831)           --        (1,831)
  Over accrual of 1996 cash dividend on
    partial shares related to stock
    dividend...........................          --        --          (5)           --            (5)
  Exercise of stock options............      20,267       204          --            --           204
  Net income...........................          --        --      18,866            --        18,866
  Change in unrealized gain on
    available for sale securities......          --        --          --           870           870
                                         ----------   -------    --------       -------      --------
BALANCE, December 31, 1997.............  11,104,427   $55,470    $ 72,967       $ 1,649      $130,086
  Stock dividend.......................          --     2,933      (2,936)           --            (3)
  Cash dividend........................          --        --      (3,147)           --        (3,147)
  Over accrual of 1997 cash dividend on
    partial shares related to stock
    dividend...........................          --        --           8            --             8
  Exercise of stock options............     156,260     1,883          --            --         1,883
  Net income...........................          --        --      20,995            --        20,995
  Change in unrealized gain on
    available for sale securities......          --        --          --         2,734         2,734
  Stock repurchased....................     (55,050)   (1,465)         --            --        (1,465)
                                         ----------   -------    --------       -------      --------
BALANCE, December 31, 1998.............  11,205,637   $58,821    $ 87,887       $ 4,383      $151,091
  Cash dividend........................          --        --      (5,583)           --        (5,583)
  Exercise of stock options............     100,810     1,349          --            --         1,349
  Net income...........................          --        --      22,053            --        22,053
  Change in unrealized (loss) on
    available for sale securities......          --        --          --        (8,090)       (8,090)
  Stock repurchased....................     (19,504)     (489)         --            --          (489)
                                         ----------   -------    --------       -------      --------
BALANCE, December 31, 1999.............  11,286,943   $59,681    $104,357       $(3,707)     $160,331
                                         ==========   =======    ========       =======      ========

 The accompanying notes are an integral part of these consolidated statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (DOLLARS IN 000'S)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES:
Net Income..................................................  $  22,053   $  20,995   $  18,866
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for depreciation and amortization...............      3,857       4,005       4,373
  Amortization of investment security premiums, net.........      2,663       1,268         823
  Merger related losses on sale of bank premises and
    equipment...............................................      2,371       2,500          --
  Provision for losses on investments in real estate........         --      (5,300)      1,997
  Provision for credit losses...............................         50         300         105
  Net gain on sales of other real estate owned..............       (125)     (2,338)     (1,032)
  Deferred tax charge (benefit).............................      1,960       1,656      (3,828)
  (Increase) decrease in accrued interest and other
    assets..................................................     (3,786)     (2,280)        341
  Increase (decrease) in accrued interest payable and other
    liabilities.............................................        370       4,060      (3,583)
  Other changes, net........................................      2,001      (2,643)     (1,819)
                                                              ---------   ---------   ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................     31,414      22,223      16,243
                                                              ---------   ---------   ---------
Investing Activities:
Proceeds from sales and maturities of securities............    248,548     179,018     166,601
Purchases of securities.....................................   (203,817)   (204,522)   (211,819)
Proceeds from sales of other real estate owned..............        444       6,619       7,368
Net increase in loans.......................................    (94,336)    (31,983)    (40,782)
Receipts from real estate investments, net of advances......      5,903       8,142       4,105
Purchases of premises and equipment.........................     (2,625)     (8,974)     (7,247)
Proceeds from sales of premises and equipment...............         67       6,052       1,790
                                                              ---------   ---------   ---------
  NET CASH USED IN INVESTING ACTIVITIES.....................    (45,816)    (45,648)    (79,984)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, savings and
  money market accounts.....................................    (33,075)     44,078      42,438
Net (decrease) increase in time deposits....................    (22,950)     (1,577)     27,078
Net increase (decrease) in other borrowings.................     12,308      (1,446)     (2,930)
Cash dividend paid..........................................     (5,583)     (3,147)     (1,831)
Proceeds from exercise of stock options.....................      1,349       1,883         204
Purchase of bank stock for retirement.......................       (489)     (1,465)         --
                                                              ---------   ---------   ---------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.......    (48,440)     38,326      64,959
                                                              ---------   ---------   ---------
(DECREASE) INCREASE USED IN CASH & CASH
  EQUIVALENTS...............................................    (62,842)     14,901       1,218
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    136,422     121,521     120,303
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  73,580   $ 136,422   $ 121,521
                                                              =========   =========   =========
Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest (net of amounts capitalized).....................  $  25,698   $  28,957   $  29,760
  Taxes on income, net......................................     10,710       8,090       7,403
                                                              =========   =========   =========

 The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of Mid-State Bancshares and Subsidiary (the "Company") conform with accounting principles generally accepted in the United States (GAAP) and general practice within the banking industry. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are descriptions of the more significant accounting policies of the Company.

    CONSOLIDATION: The consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned Subsidiary, Mid-State Bank, which includes Mid-State Bank's wholly owned subsidiaries, Mid-Coast Land Company and MSB Properties. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

    STATEMENT OF CASH FLOWS: The Company presents its cash flows using the indirect method and reports certain cash receipts and payments arising from customer loans and deposits and deposits placed with other financial institutions on a net basis. Cash and cash equivalents include short-term, highly liquid investments that generally have an original maturity of three months or less.

    SECURITIES: Securities for which the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity securities. Securities which are purchased principally for the purpose of selling them in the near term for a gain are classified as trading securities. Securities not classified as held-to-maturity or trading are classified as available for sale. The Company holds no securities that should be classified as trading securities. Securities classified as available for sale are reported on the consolidated statements of financial position as of December 31, 1999 and 1998, at their market value. The net unrealized gains or losses for these securities are reported, net of related taxes, in the statements of comprehensive income for the years ended December 31, 1999, 1998 and 1997 and as a separate component of the capital accounts for the years ended December 31, 1999 and 1998. Securities classified as held-to-maturity are reported on the consolidated statements of financial position as of December 31, 1999 and 1998 at their amortized cost basis. Interest income from the securities portfolio is accrued as earned including the accretion of discounts and the amortization of premiums based on the original cost of each security owned.

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

                               DECEMBER 31, 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    OTHER REAL ESTATE OWNED: Other real estate owned (OREO), comprised of real estate acquired through foreclosure, is carried at the lower of cost or estimated fair value less estimated costs of disposal.

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

    The Bank's real estate development subsidiary, Mid-Coast Land Company, has established a reserve for losses on real estate investment activities. This amount is netted against investments in real estate in the Consolidated Statements of Financial Position.

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

    RECENT ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS NO. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for in income depending on the purpose of the derivative and whether or not it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133, which was amended by SFAS No. 137, is effective in fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or financial condition.

    RECLASSIFICATIONS: Certain items in the consolidated financial statements for 1998 and 1997 were reclassified to conform to the 1999 presentation.

2.  MERGERS

    The Company entered into an "Agreement to Merge and Plan of Reorganization" dated January 29, 1998 and amended on March 27, 1998 by and among Mid-State Bank, BSM Bancorp and Bank of Santa Maria. This matter was submitted to a vote of the shareholders of Mid-State Bank at its Annual Meeting on June 17, 1998. The matter was also submitted to a vote of the shareholders of BSM Bancorp, the parent company of Bank of Santa Maria, on June 18, 1998. The shareholders of both organizations approved the merger. Co-terminus with the completion of the merger on July 10, 1998, BSM Bancorp changed its name to Mid-State Bancshares and remained the parent company to the merged bank, which retained the

                               DECEMBER 31, 1999

2.  MERGERS (CONTINUED)
Mid-State Bank name. The merger was accounted for on a pooling of interests basis and as a result, prior periods are combined and restated as if the two banks were historically one unit.

    The Company also signed a definitive agreement to merge on April 19, 1999, subject to the approval of banking regulators and City Commerce Bank shareholders. The merger became effective at close of business on August 31, 1999. The agreement provided for the exchange of common stock at an exchange ratio of .6775 shares of Mid-State Bancshares common stock for each share of City Commerce common stock, based on the price of Mid-State Bancshares stock preceding the effective date of the transaction. The merger was structured to be tax-free, and was accounted for as a pooling of interests. As a result of this accounting treatment, all financial statements presented, including prior periods, are combined and restated as if the two banks were historically one unit.

    The following summarizes the separate revenue and net income of BSM Bancorp, City Commerce Bank and Mid-State Bank that have been reported in the restated financial statements of Mid-State Bancshares for the years ending December 31:

(DOLLARS IN 000'S)                                              1999       1998       1997
------------------                                            --------   --------   --------
Interest and non-interest income:
  BSM Bancorp*..............................................  $     --   $ 14,721   $ 28,481
  City Commerce Bank**......................................     8,999     13,776     12,189
  Mid-State.................................................   108,093     95,121     70,255
                                                              --------   --------   --------
    Mid-State Bancshares....................................  $117,092   $123,618   $110,925

Net income:
  BSM Bancorp*..............................................  $     --   $  2,306   $  4,205
  City Commerce Bank**......................................     1,349      1,975      1,224
  Mid-State.................................................    20,704     16,714     13,437
                                                              --------   --------   --------
    Mid-State Bancshares....................................  $ 22,053   $ 20,995   $ 18,866

* For the year ended December 31, 1998, results for BSM Bancorp reflect the six month period ended June 30, 1998. Results from July 1, 1998 through July 10, 1998, the date of the merger, have not been separately identified and were not considered material to the financial statements.

** For the year ended December 31, 1999, results for City Commerce Bank reflect the eight month period ended August 31, 1999, the date of the merger.

                               DECEMBER 31, 1999

2.  MERGERS (CONTINUED)
    The shares outstanding for Mid-State Bancshares at December 31, 1998, result from the following activity in 1998:

                                                                BSM      MID-STATE   MID-STATE
                                                              BANCORP      BANK      BANCSHARES
                                                             ---------   ---------   ----------
Shares Outstanding December 31, 1997:......................  2,990,939   6,905,100
Stock Options Exercised Prior to Merger....................     71,400       2,700
Additional Shares Issued in Connection with the Exchange
  for Mid-State Bancshares stock...........................                 83,813
                                                             3,062,339   6,991,613   10,053,952
                                                             =========   =========
Stock Options Exercised After the Merger...................                              24,464
                                                                                     ----------
Shares Outstanding December 31, 1998, before giving rise to
  City Commerce Bank.......................................                          10,078,416
Retroactive impact of City Commerce Bank acquisition.......                           1,127,221
                                                                                     ----------
Reported Shares Outstanding December 31, 1998:.............                          11,205,637
                                                                                     ==========

    The shares outstanding for Mid-State Bancshares at December 31, 1999, result from the following activity in 1999:

                                                              CITY      MID-STATE     MID-STATE
                                                            COMMERCE    BANCSHARES   BANCSHARES
                                                              BANK      PRE-MERGER   POST-MERGER
                                                            ---------   ----------   -----------
Shares Outstanding December 31, 1998:.....................  1,663,795   10,078,416
Stock Options Exercised Prior to Merger...................    101,108       30,386
Stock Repurchased and Retired Prior to Merger.............    (28,570)
Reduction in Shares Issued in Connection with the Exchange
  for Mid-State Bancshares stock..........................   (560,115)
                                                            1,176,218   10,108,802   11,285,020
                                                            =========   ==========
Stock Options Exercised After the Merger..................                                1,923
                                                                                     ----------
Shares Outstanding December 31, 1999:.....................                           11,286,943
                                                                                     ==========

3.  CASH RESERVES

    The average reserve balances required to be maintained by the Federal Reserve Bank were approximately $19.7 million and $20.0 million at December 31, 1999 and 1998, respectively.

                               DECEMBER 31, 1999

4.  SECURITIES

    A summary of investment securities owned as of December 31, 1999 and 1998 is as follows:

                                                                           1999
                                                      ----------------------------------------------
                                                                    GROSS        GROSS
                 (DOLLARS IN 000'S)                   AMORTIZED   UNREALIZED   UNREALIZED    MARKET
           SECURITIES AVAILABLE FOR SALE                COST        GAINS        LOSSES      VALUE
----------------------------------------------------  ---------   ----------   ----------   --------
U.S. Treasury securities............................  $115,254       $195        $  306     $115,143
Securities of U.S. government agencies and
  corporations......................................   101,040         32         1,212       99,860
Mortgage backed securities..........................     6,282          2           111        6,173
Obligations of states and political subdivisions....   215,250        152         4,852      210,550
Other investments...................................     2,251         --            79        2,172
                                                      --------       ----        ------     --------
  TOTAL.............................................  $440,077       $381        $6,560     $433,898
                                                      ========       ====        ======     ========

                                                                     GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED    MARKET
SECURITIES HELD TO MATURITY                              COST        GAINS        LOSSES      VALUE
---------------------------                            ---------   ----------   ----------   --------
Securities of U.S. government agencies and
  corporations.......................................   $ 4,501        $ 5         $  5      $ 4,501
Mortgage backed securities...........................       437         --            2          435
Obligations of states and political subdivisions.....    25,844         22          328       25,538
Other investments....................................       601         --           --          601
                                                        -------        ---         ----      -------
  TOTAL..............................................   $31,383        $27         $335      $31,075
                                                        =======        ===         ====      =======

                                                                           1998
                                                      ----------------------------------------------
                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED    MARKET
SECURITIES AVAILABLE FOR SALE                           COST        GAINS        LOSSES      VALUE
-----------------------------                         ---------   ----------   ----------   --------
U.S. Treasury securities............................  $172,604      $2,680         $--      $175,284
Securities of U.S. government agencies and
  corporations......................................   131,435       1,277           5       132,707
Mortgage backed securities..........................    12,505          20          31        12,494
Obligations of states and political subdivisions....   159,063       3,421          59       162,425
Other investments...................................     1,336           8           1         1,343
                                                      --------      ------         ---      --------
  TOTAL.............................................  $476,943      $7,406         $96      $484,253
                                                      ========      ======         ===      ========

                                                                     GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED    MARKET
SECURITIES HELD TO MATURITY                              COST        GAINS        LOSSES      VALUE
---------------------------                            ---------   ----------   ----------   --------
Securities of U.S. government agencies and
  corporations.......................................   $ 8,754       $107          $--      $ 8,861
Mortgage backed securities...........................       706          9           --          715
Obligations of states and political subdivisions.....    30,852        673           --       31,525
Other investments....................................     1,604          2            3        1,603
                                                        -------       ----          ---      -------
  TOTAL..............................................   $41,916       $791          $ 3      $42,704
                                                        =======       ====          ===      =======

    Securities having an amortized cost of $42,403,000 and $46,351,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes as required by law.

                               DECEMBER 31, 1999

4.  SECURITIES (CONTINUED)
    Proceeds from calls, partial paydowns and/or sales of securities during 1999 were $42,970,492. Gross gains of $3,030 and gross losses of $8,213 were realized on that activity.

    The amortized cost and market value of securities at December 31, 1999 and 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        AVAILABLE FOR SALE      HELD-TO-MATURITY
                                                       --------------------   --------------------
                                                       AMORTIZED    MARKET    AMORTIZED    MARKET
1999 (DOLLARS IN 000'S)                                  COST       VALUE       COST       VALUE
-----------------------                                ---------   --------   ---------   --------
Due in one year or less..............................  $136,058    $135,852    $ 6,662    $ 6,656
Due after one year to five years.....................   227,778     224,993     12,901     12,870
Due after five years to ten years....................    73,866      70,769     11,450     11,202
Due after ten years..................................     2,375       2,284        370        347
                                                       --------    --------    -------    -------
  Total..............................................  $440,077    $433,898    $31,383    $31,075
                                                       ========    ========    =======    =======

                                                        AVAILABLE FOR SALE      HELD-TO-MATURITY
                                                       --------------------   --------------------
                                                       AMORTIZED    MARKET    AMORTIZED    MARKET
1998 (DOLLARS IN 000'S)                                  COST       VALUE       COST       VALUE
-----------------------                                ---------   --------   ---------   --------
Due in one year or less..............................  $163,369    $164,354    $10,037    $10,075
Due after one year to five years.....................   279,196     285,099     20,860     21,275
Due after five years to ten years....................    29,913      30,314     11,019     11,354
Due after ten years..................................     4,465       4,486         --         --
                                                       --------    --------    -------    -------
  Total..............................................  $476,943    $484,253    $41,916    $42,704
                                                       ========    ========    =======    =======

5.  LOANS AND ALLOWANCE FOR LOAN LOSSES

    THE LOAN PORTFOLIO CONSISTS OF THE FOLLOWING:

                                                                 DECEMBER 31,
                                                              -------------------
(DOLLARS IN 000'S)                                              1999       1998
------------------                                            --------   --------
Construction and development loans..........................  $118,418   $ 89,844
Real estate loans...........................................   379,781    285,859
Home equity credit lines....................................    52,681     57,425
Installment loans...........................................    29,680     47,513
Credit cards & related......................................    12,308     12,134
Agricultural production.....................................    41,314     35,128
Commercial, other...........................................   138,095    150,036
                                                              --------   --------
                                                               772,277    677,939
                                                              --------   --------
Less allowance for loan losses..............................   (13,105)   (14,441)
Less deferred loan fees.....................................    (3,463)    (2,458)
                                                              --------   --------
  TOTAL LOAN PORTFOLIO......................................  $755,709   $661,040
                                                              ========   ========

                               DECEMBER 31, 1999

5.  LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

    At December 31, 1999, $550,883,000 of the Bank's portfolio was collateralized by various forms of real estate. The Bank attempts to reduce its concentration of credit risk by making loans which are diversified by project type and geographic locations throughout the Central Coast of California. While management of the Bank believes that the collateral presently securing this portfolio is adequate, there can be no assurances that a deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

    Loans on non-accrual status totaled $1,520,000 and $2,019,000 at December 31, 1999 and 1998, respectively. If interest income on non-accrual loans had been recorded as originally scheduled, approximately $231,000, $254,000, and $1,613,000 of additional interest income would have been recorded for the years ended December 31, 1999, 1998 and 1997. Additionally, interest income which was recognized for loans on non accrual totaled $243,000, $47,000, and $135,000, for 1999, 1998, and 1997, respectively.

    A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest from other loans in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired. Certain impaired loans are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as non accrual and $620,000, $321,000 and $313,000 in interest was recognized from these loans during 1999, 1998 and 1997, respectively.

    The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) the expected future cash flows discounted at the effective interest rate; (2) the loan's observable market price, if available from a secondary market; or (3) by valuing the underlying collateral if the loan is collateral dependent. A valuation allowance is computed as any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan, as determined by one of the above methods, exceeds the recorded investment in the loan, a valuation allowance for the loan is not established. The following table discloses information about impaired loans and their related allowance.

(DOLLARS IN 000'S)                                              1999       1998
------------------                                            --------   --------
Loans identified as impaired at year end....................   $9,136     $4,105
Impaired loans for which a valuation allowance has been
  determined................................................    6,566      2,693
Impaired loans for which no valuation allowance was
  determined necessary......................................    2,570      1,412
Amount of valuation allowance...............................   $3,113     $1,012
                                                               ======     ======

    The average amount of the recorded investment in impaired loans during the year ended December 31, 1999 and 1998, was approximately $6,621,000 and $4,243,000, respectively.

    The valuation allowance reported above is determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

                               DECEMBER 31, 1999

5.  LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

    The Bank also provides an allowance for losses for (1) loans that while not individually identified as being currently impaired, are internally evaluated as having a relatively higher level of credit risk and (2) losses inherent in the balance of the loan portfolio which have not been specifically identified as of the year-end. The allowance is based on review of individual loans, historical trends, current economic conditions, and other factors. The allowance for loan losses consists of an amount allocated to loans which are impaired, a statistically allocated portion and a specifically allocated portion. The total of these components is considered adequate to provide for losses which can be reasonably anticipated.

    The allowance for loan losses is netted against loans on the statement of financial position for December 31, 1999 and 1998. A summary of the changes in the allowance account is as follows:

                                                                       DECEMBER 31,
                                                              ------------------------------
(DOLLARS IN 000'S)                                              1999       1998       1997
------------------                                            --------   --------   --------
Balance at beginning of year................................  $14,441    $15,065    $14,561
Additions to the allowance charged to expense...............       50        300        105
Loans charged off...........................................   (2,522)    (1,721)    (1,662)
Recoveries of loans previously charged off..................    1,136        797      2,061
                                                              -------    -------    -------
  BALANCE AT END OF YEAR....................................  $13,105    $14,441    $15,065
                                                              =======    =======    =======

    An analysis of loans to directors and officers is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
(DOLLARS IN 000'S)                                              1999       1998
------------------                                            --------   --------
Balance, at beginning of year...............................   $6,196     $7,080
Additional loans made.......................................      109      1,000
Payments received...........................................   (2,823)    (1,884)
                                                               ------     ------
  BALANCE AT END OF YEAR....................................   $3,482     $6,196
                                                               ======     ======

    These loans were made in the ordinary course of the Bank's business and, in management's opinion, were made at prevailing rates and terms.

6. BANK PREMISES AND EQUIPMENT

    BANK PREMISES AND EQUIPMENT CONSISTED OF THE FOLLOWING:

                                                                 DECEMBER 31,
                                                              -------------------
(DOLLARS IN 000'S)                                              1999       1998
------------------                                            --------   --------
Land........................................................  $  8,859   $ 10,059
Buildings...................................................    24,672     22,592
Furniture and equipment.....................................    16,179     23,934
Construction in progress....................................       674        217
                                                              --------   --------
                                                                50,384     56,802
Less--Accumulated depreciation and amortization.............   (21,102)   (24,199)
                                                              --------   --------
  TOTAL PREMISES AND EQUIPMENT..............................  $ 29,282   $ 32,603
                                                              ========   ========

                               DECEMBER 31, 1999

6. BANK PREMISES AND EQUIPMENT (CONTINUED)
    Depreciation and amortization included in occupancy expenses was $3,457,000, $4,005,000, and $4,373,000 in 1999, 1998 and 1997, respectively, based on the following estimated useful lives:

Buildings...................................................  20-40 years
Furniture and equipment.....................................   3-20 years

    Total rental expense for banking premises was $1,027,000, $1,112,000, and $999,000, in 1999, 1998 and 1997, respectively. As of December 31, 1999 the approximate minimum future lease rentals payable under non-cancelable lease contracts for bank premises were as follows:

YEAR                                                          (DOLLARS IN 000'S)
----                                                          ------------------
2000........................................................        $  766
2001........................................................           743
2002........................................................           650
2003........................................................           440
2004........................................................           277
Thereafter..................................................         2,241
                                                                    ------
TOTAL LEASE COMMITMENTS.....................................        $5,117
                                                                    ======

7. INVESTMENTS IN REAL ESTATE

    Real estate held for sale or development includes the following:

                                                                 DECEMBER 31,
                                                              -------------------
(DOLLARS IN 000'S)                                              1999       1998
------------------                                            --------   --------
Advances to and investments in real estate joint ventures...   $  406     $  699
Direct investments in real estate development...............    1,373      6,332
Allowance for losses on investments in real estate..........     (262)      (262)
                                                               ------     ------
  TOTAL INVESTMENTS IN REAL ESTATE, NET.....................   $1,517     $6,769
                                                               ======     ======

    The Federal Deposit Insurance Corporation (FDIC) Improvement Act (FDICIA) became law in December 1991. Under FDICIA the Bank was originally required to substantially eliminate its real estate development activities by December 19, 1996. In July 1996, the Bank received an extension of the deadline for two years to December 31, 1998. On December 15, 1998, the Regional Director of the FDIC extended the deadline to December 31, 2000. Management fully expects to achieve the December 31, 2000 deadline.

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

                               DECEMBER 31, 1999

8. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    LOANS, NET

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

                               DECEMBER 31, 1999

8. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    DEPOSITS

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

    COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT

    Commitments to extend credit and letters of credit are written at current market rates. The Bank does not anticipate any interest rate or credit factors that would affect the fair value of commitments or letters of credit outstanding at December 31, 1999.

    The estimated fair values of the Bank's financial instruments are as follows:

                                                         1999                      1998
                                                -----------------------   -----------------------
                                                 CARRYING       FAIR       CARRYING       FAIR
(DOLLARS IN 000'S)                                AMOUNT       VALUE        AMOUNT       VALUE
------------------                              ----------   ----------   ----------   ----------
Financial assets:
  Cash and due from banks.....................  $   56,080   $   56,080   $   84,557   $   84,557
  Fed funds sold..............................      17,500       17,500       51,865       51,865
  Investment securities.......................     465,281      464,973      526,169      526,957
  Loans, net..................................     755,709      770,537      661,040      658,577

Financial liabilities:
  Deposits....................................   1,168,454    1,184,851    1,224,479    1,193,625
  Other borrowings............................      15,357       15,357        3,049        3,049

9. INCOME TAXES

    The current and deferred amounts of the provision for taxes in the years ended December 31, were:

(DOLLARS IN 000'S)                                              1999       1998       1997
------------------                                            --------   --------   --------
Federal:
  Current...................................................  $ 6,565    $ 6,440    $ 6,783
  Deferred..................................................    1,483      1,853     (3,502)
                                                              -------    -------    -------
    TOTAL FEDERAL TAXES.....................................  $ 8,048    $ 8,293    $ 3,281
                                                              -------    -------    -------
State:
  Current...................................................  $ 2,905    $ 2,480    $ 2,265
  Deferred..................................................      477       (197)      (326)
                                                              -------    -------    -------
    TOTAL STATE TAXES.......................................  $ 3,382    $ 2,283    $ 1,939
                                                              -------    -------    -------
TOTAL FEDERAL AND STATE TAX EXPENSE.........................  $11,430    $10,576    $ 5,220
                                                              =======    =======    =======

                               DECEMBER 31, 1999

9. INCOME TAXES

    The provision for taxes on income differed from the amounts computed using the federal statutory rate of 35 percent as follows:

(DOLLARS IN 000'S)                                              1999       1998       1997
------------------                                            --------   --------   --------
Tax expense at federal statutory tax rate...................  $11,719    $11,014    $ 8,412
State income tax expense....................................    1,986      2,426      1,674
Tax savings from exempt investment and loan income).........   (1,391)      (580)      (379)
Merger related expenses.....................................      328        921         --
Other, net..................................................   (1,212)       280      1,011
                                                              -------    -------    -------
  Total before change in valuation allowance................  $11,430    $14,061    $10,718
Change in valuation allowance...............................       --     (3,485)    (5,498)
                                                              -------    -------    -------
  TOTAL TAX EXPENSE.........................................  $11,430    $10,576    $ 5,220
                                                              =======    =======    =======

    The principal items giving rise to deferred taxes were:

(DOLLARS IN 000'S)                                              1999       1998       1997
------------------                                            --------   --------   --------
Allowance for loan losses...................................   $  358    $   (32)   $    36
Gain on loan workouts.......................................       95        (25)      (581)
Real estate joint ventures..................................    1,480      5,852      1,047
Deferred compensation.......................................     (344)      (139)       (66)
Merger related expenses.....................................      336     (1,016)        --
State income taxes..........................................     (516)        40        (67)
Provisions for OREO properties..............................      137        991        857
Capital loss carryforward...................................       --       (183)        --
AMT credit carryforward.....................................       --         --        155
Depreciation................................................      482       (212)      (342)
Securities--discount accretion                                    (68)      (286)       114
Prepaid expenses............................................     (145)        49        (72)
Change in valuation allowance...............................       --     (3,485)    (5,498)
Other, net..................................................      145        102        589
                                                               ------    -------    -------
  TOTAL DEFERRED TAXES......................................   $1,960    $ 1,656    $(3,828)
                                                               ======    =======    =======

                               DECEMBER 31, 1999

9. INCOME TAXES (CONTINUED)
AS OF DECEMBER 31, THE DEFERRED TAX ASSETS AND LIABILITIES ARE AS FOLLOWS:

(DOLLARS IN 000'S)                                              1999       1998       1997
------------------                                            --------   --------   --------
ASSETS:
  Allowance for loan losses.................................  $ 4,593    $ 4,951    $ 4,919
  Gain on loan workouts.....................................    1,424      1,519      1,494
  Real estate joint ventures................................       --      1,293      7,145
  Deferred compensation.....................................    1,497      1,153      1,014
  Merger related expenses...................................      680      1,016         --
  State income taxes........................................    1,187        671        711
  Provisions for OREO properties............................      155        292      1,283
  Capital loss carryforward.................................      183        183         --
  All other, net............................................       55        200        302
                                                              -------    -------    -------
TOTAL ASSETS................................................    9,774     11,278     16,868
                                                              -------    -------    -------
Liabilities:
  Prepaid expenses..........................................       --       (145)       (96)
  Real estate joint ventures................................     (187)        --         --
  Depreciation and amortization.............................   (1,207)      (725)      (937)
  Securities--discount accretion............................       (2)       (70)      (356)
                                                              -------    -------    -------
TOTAL LIABILITIES...........................................   (1,396)      (940)    (1,389)
                                                              -------    -------    -------
Valuation Allowance.........................................     (183)      (183)    (3,668)
                                                              -------    -------    -------
Net deferred tax asset before tax effect of unrealized gain
  on securities available for sale..........................  $ 8,195    $10,155    $11,811
Tax effect of unrealized gain on securities available for
  sale......................................................    2,472     (2,926)    (1,096)
                                                              -------    -------    -------
DEFERRED TAX ASSET, NET.....................................  $10,667    $ 7,229    $10,715
                                                              =======    =======    =======

    The valuation allowance provides for deferred taxes that are not anticipated to be offset by taxable income projected for the next 12 months. The valuation allowance is based on estimates by management which could change in the near term.

    As of December 31, 1999, the Bank has no operating loss and tax credit carryforwards for financial reporting purposes, however, a capital loss carryforward exists that is scheduled to expire in 2002. There are also no alternative minimum tax credit carryforwards for tax purposes.

10. OTHER BORROWINGS

    Mid-State Bank's wholly owned subsidiaries have obtained first trust deed mortgage financing for several of the properties and investments that they own. Mortgages payable totaled $164,000 and $189,000 at December 31, 1999 and 1998, respectively. Other borrowings also include borrowings under the Treasury Tax and Loan note account of $12,263,000 and $1,659,000 at December 31, 1999 and 1998, respectively. Securities sold under agreement to repurchase are also included in other borrowings of $2,930,000 and $1,200,000 at December 31, 1999 and 1998, respectively.

                               DECEMBER 31, 1999

11. COMMITMENTS AND CONTINGENCIES

    At December 31, 1999 and 1998, the Bank was contingently liable for letter of credit accommodations made to its customers totaling $21,546,000 and $20,734,000, respectively. At December 31, 1999 and 1998, the Bank also had undisbursed loan commitments in the amount of $369,753,000 and $280,685,000, respectively.

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

12. EARNINGS PER SHARE

    Earnings per share (EPS) have been computed in 1999, 1998 and 1997, based on the weighted average number of shares outstanding each year of 11,230,000, 11,176,000, and 11,097,000, respectively. Average outstanding shares in prior years have been restated to reflect stock dividends paid to former shareholders of Mid-State Bank, as well as, additional shares issued in connection with the mergers.

    The following is a reconciliation of the numerators and denominators used in the calculation of basic EPS and diluted EPS for the years ended December 31.

                               DECEMBER 31, 1999

12. EARNINGS PER SHARE (CONTINUED)
    (figures in 000's except per share data)

1999                                                          EARNINGS    SHARES      EPS
----                                                          --------   --------   --------
Basic Earnings Per Share:
  Net Income available to Common Stockholders...............  $22,053     11,230     $1.96
Effect of Dilutive Securities:
  Stock Options.............................................                 134
Diluted Earnings Per Share:
  Net Income available to Common Stockholders and assumed
    conversions.............................................  $22,053     11,364     $1.94

1998
------------------------------------------------------------
Basic Earnings Per Share:
  Net Income available to Common Stockholders...............  $20,995     11,176     $1.88
Effect of Dilutive Securities:
  Stock Options.............................................                  97
Diluted Earnings Per Share:
  Net Income available to Common Stockholders and assumed
    conversions.............................................  $20,995     11,273     $1.86

1997
------------------------------------------------------------
Basic Earnings Per Share:
  Net Income available to Common Stockholders...............  $18,866     11,097     $1.70
Effect of Dilutive Securities:
  Stock Options.............................................                 165
Diluted Earnings Per Share:
  Net Income available to Common Stockholders and assumed
    conversions.............................................  $18,866     11,262     $1.68

13. CAPITAL ACCOUNTS

    The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of (1) the company's undivided profits or (2) the company's net income for its last three fiscal years less the amount of any distributions made by the company to shareholders during such period. Under these restrictions, the Bank can make cash dividends totaling $43,080,000 at December 31, 1999. The Company declared cash dividends during 1999 of $5,583,000.

14. STOCK OPTIONS

    The Bank adopted a new stock option plan, the "Plan", in 1998. The Plan replaced earlier plans granted by the former BSM Bancorp, the former City Commerce Bank and the former Mid-State Bank. Options are granted at a price not less than the fair market value of the stock at the grant date. Options are exercisable and expire as determined by the Board of Directors. However, options expire no later than ten years from the date of grant. The Plan provides for issuance of up to 892,542 shares of common stock and is subject to termination as determined by the Board of Directors. As of December 31, 1999, 655,967 shares are currently under option. The shares are exercisable at prices ranging from $7.93 to $36.00. During 1998, 98,564 shares were exercised and 38,133 shares were exercised in 1999.

                               DECEMBER 31, 1999

14. STOCK OPTIONS (CONTINUED)
    The Bank applies Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related Interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for grants under the Plan.

    Consistent with the methods of SFAS No. 123, proforma compensation expense for the Plan had been determined based on the fair value at the grant date. Fair values were estimated using the Black-Scholes option--pricing model with the following assumptions: dividend yields (dividend per share divided by earnings per share) ranging from 14% to 27%, expected volatility of 25%, risk-free interest rates ranging from 4.23% to 6.06% and expected lives of five years. The Bank's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to pro forma amounts indicated below:

(DOLLARS IN 000'S EXCEPT PER SHARE DATA)                        1999       1998       1997
----------------------------------------                      --------   --------   --------
Net income to common shareholders:
As reported.................................................  $22,053    $20,995    $18,866
Pro forma...................................................  $21,232    $20,461    $18,844
Net income per common and common share equivalent:
  Basic earnings per share:
    As reported.............................................  $  1.96    $  1.88    $  1.70
    Pro forma...............................................  $  1.89    $  1.83    $  1.70
  Diluted earnings per share:
    As reported.............................................  $  1.94    $  1.86    $  1.68
    Pro forma...............................................  $  1.87    $  1.81    $  1.68

    A summary of the Bank's stock options as of December 31, 1999, 1998 and 1997, and changes during the periods then ended, is presented below:

                                               1999                  1998                  1997
                                        -------------------   -------------------   -------------------
                                                   WEIGHTED              WEIGHTED              WEIGHTED
                                                   AVERAGE               AVERAGE               AVERAGE
                                                   EXERCISE              EXERCISE              EXERCISE
                                         SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                        --------   --------   --------   --------   --------   --------
Outstanding at beginning of period....  515,622     $26.31     215,077    $12.57    236,794     $12.27
Granted...............................  195,148      33.31     414,500     30.05      4,000      16.00
Exercised/Forfeited...................  (54,803)     17.38    (113,955)    13.84    (25,717)     10.28
                                        -------     ------    --------    ------    -------     ------
Outstanding at end of period..........  655,967     $29.14     515,622    $26.31    215,077     $12.57
                                        =======     ======    ========    ======    =======     ======

                               DECEMBER 31, 1999

15. EMPLOYEE BENEFITS

    The Company offers a combination qualified profit sharing plan (the Profit Sharing Plan) and a savings and retirement plan designed to comply with Internal Revenue Service Code Section 401(k) (the 401(k) Plan) to substantially all employees. The Company's contributions to the Profit Sharing and 401(k) Plans for the years ended December 31, 1999, 1998, and 1997 were $1,814,000, $1,738,000, and $1,642,000, respectively.

    A deferred compensation plan is also in effect to provide performance oriented deferred compensation for the Company's senior management. Allocations to the participants accounts are made at the discretion of the Board of Directors. The amount of contributions is determined by the Board of Directors as a function of net profits and prior year return on equity. In 1998, $571,000 was contributed to participants with $662,000 contributed for 1999.

    Prior to the merger, Mid-State Bank began a bonus incentive system in 1996 (the Incentive Reward System) for many of the Bank's employees. A bonus is paid to selected employees who exceed certain goals under formulas established at the start of the year. Included in employee benefits expense for 1999, 1998 and 1997 was a charge of $1,214,000, $504,000 and $667,850, respectively, which was accrued during those years and paid in the following year under the Incentive Reward System. Approximately 741 employees received bonuses under this program in 1999 ranging from 0.8% of their salary to as much as 17.6% of their salary.

    Prior to the merger, BSM Bancorp through its wholly owned subsidiary, Bank of Santa Maria paid bonuses to employees amounting to $285,000 and $570,000 for the years 1998 and 1997, respectively.

    Also prior to the merger, City Commerce Bank paid bonuses to employees amounting to $98,038, $439,000 and $348,000 for the years 1999, 1998, and 1997, respectively.

16. REGULATORY MATTERS

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

    As of December 31, 1999, based on the regulations, Mid-State Bancshares and Mid-State Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Mid-State Bancshares and Mid-State Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events that Management believes have changed Mid-State Bancshares' and Mid-State Bank's category.

                               DECEMBER 31, 1999

16. REGULATORY MATTERS (CONTINUED)
    The actual capital amounts and ratios as of December 31, 1999 and 1998 are presented in the following table:

                                                                                        TO BE CONSIDERED
                                                                     FOR CAPITAL        WELL CAPITALIZED
                                                                      ADEQUACY             FOR CAPITAL
                                                 ACTUAL               PURPOSES          ADEQUACY PURPOSES
                                           -------------------   -------------------   -------------------
(DOLLARS IN 000'S)                          AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
------------------                         --------   --------   --------   --------   --------   --------
MID-STATE BANCSHARES--CONSOLIDATED:
As of December 31, 1999:
-----------------------------------------
Total Capital (to Risk Weighted
  Assets)................................  $175,151    17.2%     $81,257      8.0%     $101,572    10.0%
Tier One Capital (to Risk Weighted
  Assets)................................  $162,450    16.0%     $40,629      4.0%     $ 60,943     6.0%
Tier One Capital (to Average Assets).....  $162,450    11.6%     $55,846      4.0%     $ 69,807     5.0%

As of December 31, 1998:
-----------------------------------------
Total Capital (To Risk Weighted
  Assets)................................  $156,227    17.4%     $71,980      8.0%     $ 89,988    10.0%
Tier One Capital (to Risk Weighted
  Assets)................................  $145,062    16.1%     $35,996      4.0%     $ 53,992     6.0%
Tier One Capital (to Average Assets).....  $145,062    10.7%     $54,318      4.0%     $ 67,897     5.0%

MID-STATE BANK--ONLY:
As of December 31, 1999:
-----------------------------------------
Total Capital (to Risk Weighted
  Assets)................................  $175,023    17.2%     $81,074      8.0%     $101,572    10.0%
Tier One Capital (to Risk Weighted
  Assets)................................  $162,321    16.0%     $40,537      4.0%     $ 60,943     6.0%
Tier One Capital (to Average Assets).....  $162,321    11.6%     $55,826      4.0%     $ 69,783     5.0%

As of December 31, 1998:
-----------------------------------------
Total Capital (To Risk Weighted
  Assets)................................  $154,953    17.2%     $71,958      8.0%     $ 89,948    10.0%
Tier One Capital (to Risk Weighted
  Assets)................................  $143,793    14.3%     $35,980      4.0%     $ 53,968     6.0%
Tier One Capital (to Average Assets).....  $143,793     9.7%     $54,302      4.0%     $ 67,878     5.0%

17. REPORTABLE BUSINESS SEGMENTS

    SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," is a new model for segment reporting, referred to as the "management approach." The management approach is intended to present reportable segments consistent with how the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Presently, the Company is segregated into Community Banking, Mid Coast Land Company, and "All Other".

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

    Non reportable operating segments of the Company's operations which do not have similar characteristics to any other banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the "All Other" category. "All Other" includes the activities of the Parent Company (excluding

                               DECEMBER 31, 1999

17. REPORTABLE BUSINESS SEGMENTS (CONTINUED) equity in earnings of subsidiaries) and certain non-recurring items such as merger related expenses of $2.9 and $7.4 million in 1999 and 1998, respectively, and the reversal of the reserve for losses on investments in real estate of $5.3 million in 1998. These items are not considered attributable to the assessment of performance of the business segments to which they relate.

    Below is a summary statement of income and certain selected financial data for the three years ended December 31, 1999. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments which may influence relative results, most notably, allocations of various types of overhead and administrative costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

                                                                           MID-COAST LAND
                                        COMMUNITY BANKING                     COMPANY                         ALL OTHER
                                  ------------------------------   ------------------------------   ------------------------------
(DOLLARS IN 000'S)                  1999       1998       1997       1999       1998       1997       1999       1998       1997
------------------                --------   --------   --------   --------   --------   --------   --------   --------   --------
Interest Income.................  $99,565    $98,783    $92,998      $ 62       $ 99     $    93    $    --    $    --     $  --
Interest Expense................   26,071     29,441     29,060        --         --          --         --         --        --
                                  -------    -------    -------      ----       ----     -------    -------    -------     -----
Net Interest Income.............   73,494     69,342     63,938        62         99          93         --         --        --
Provision.......................       50        300        105        --         --          --         --         --        --
Non Interest Income.............   16,680     18,509     17,327       785        727         507         --      5,500        --
Non Interest Expense............   53,614     53,626     54,009       498        916       3,491      3,376      7,764       174
                                  -------    -------    -------      ----       ----     -------    -------    -------     -----
Pre-Tax Income..................  $36,510    $33,925    $27,151      $349       $(90)    $(2,891)   $(3,376)   $(2,264)    $(174)
                                  =======    =======    =======      ====       ====     =======    =======    =======     =====
Average Assets (in millions)....  $ 1,385    $ 1,323    $ 1,237      $  5       $  8     $    18    $     1    $     1     $   1


                                       MID STATE BANCSHARES
                                  ------------------------------
(DOLLARS IN 000'S)                  1999       1998       1997
------------------                --------   --------   --------
Interest Income.................  $99,627    $98,882    $93,091
Interest Expense................   26,071     29,441     29,060
                                  -------    -------    -------
Net Interest Income.............   73,556     69,441     64,031
Provision.......................       50        300        105
Non Interest Income.............   17,465     24,736     17,834
Non Interest Expense............   57,488     62,306     57,674
                                  -------    -------    -------
Pre-Tax Income..................  $33,483    $31,571    $24,086
                                  =======    =======    =======
Average Assets (in millions)....  $ 1,391    $ 1,332    $ 1,255

18. PARENT COMPANY FINANCIAL INFORMATION

   Condensed financial information of Mid-State Bancshares (parent only) follows:

    (dollars in 000's)

CONDENSED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
ASSETS                                                          1999       1998
------                                                        --------   --------
Cash........................................................  $    158   $  2,112
Investment in Mid-State Bank................................   160,158    149,822
Other Assets................................................     1,624        394
                                                              --------   --------
  Total Assets..............................................  $161,940   $152,328
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------
Dividend Payable............................................  $  1,580   $  1,209
Accrued Liabilities.........................................        29         28
                                                              --------   --------
  Total Liabilities.........................................     1,609      1,237
Shareholders' Equity........................................   160,331    151,091
                                                              --------   --------
    Total Liabilities and Shareholders' Equity..............  $161,940   $152,328
                                                              ========   ========

                               DECEMBER 31, 1999

18. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)
CONDENSED INCOME STATEMENTS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Equity in earnings of subsidiaries:
  Undistributed.............................................  $17,851    $19,221    $18,123
  Dividends.................................................    5,583      2,000        850
Operating Expenses..........................................   (1,381)      (324)      (174)
Income Tax Benefit..........................................       --         98         67
                                                              -------    -------    -------
Net Income..................................................  $22,053    $20,995    $18,866
                                                              =======    =======    =======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
Net Income (loss)...........................................  $ 22,053   $ 20,995   $ 18,866

Adjustments to reconcile net income to net cash provided by
  operating activities:
    Net earnings of Bank....................................   (17,851)   (19,221)   (18,123)
    Amortization of organizational expenses.................       (43)        15         15
    Other...................................................    (1,186)      (243)      (129)
                                                              --------   --------   --------
      Net cash provided by (used in) operating activities...     2,973      1,546        629
                                                              --------   --------   --------

  Net Cash Flow from Investing Activities...................        --         --         --

  Net Cash Flows from Financing Activities:
    Net change in short term note payable...................        --         --        (40)
    (Redemption) issuance of organizational stock...........        --         --         (1)
    Proceeds from stock options.............................       286      1,282        176
    Dividends paid by parent................................    (5,213)      (901)      (596)
                                                              --------   --------   --------
      Net cash (used in) provided by financing activities...    (4,927)       381       (461)
                                                              --------   --------   --------

Net (Decrease) Increase in Cash.............................    (1,954)     1,927        168
Cash, beginning of year.....................................     2,112        185         17
                                                              --------   --------   --------
Cash, at end of year........................................  $    158   $  2,112   $    185
                                                              ========   ========   ========

MANAGEMENT STATEMENT

    MID-STATE BANK IS RESPONSIBLE FOR THE PREPARATION, INTEGRITY, AND FAIR PRESENTATION OF ITS PUBLISHED CONSOLIDATED FINANCIAL STATEMENTS AS OF
DECEMBER 31, 1999 AND THE YEAR THEN ENDED. THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND, AS SUCH, INCLUDE AMOUNTS, SOME OF WHICH ARE BASED ON JUDGMENTS AND ESTIMATES OF MANAGEMENT.

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

    Management assessed its internal control structure over financial reporting as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, management believes that Mid-State Bank maintained an effective internal control structure over financial reporting as of December 31, 1999.

COMPLIANCE WITH LAWS AND REGULATIONS

    Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

    Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Mid-State Bank complied, in all significant aspects, with the designated laws and regulations relating to safety and soundness for the year ended December 31, 1999.


/s/ JAMES G. STATHOS             /s/ CARROL R. PRUETT
------------------------         ------------------------
James G. Stathos                 Carrol R. Pruett
EXECUTIVE VICE PRESIDENT         PRESIDENT
CHIEF FINANCIAL OFFICER          CHIEF EXECUTIVE OFFICER

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Mid-State Bancshares:

    We have examined management's assertions that Mid-State Bancshares maintained an effective internal control structure over financial reporting as of December 31, 1999 included in the accompanying Management Statement.

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

    In our opinion, management's assertion that Mid-State Bancshares maintained an effective internal control structure over financial reporting as of December 31, 1999, is fairly stated, in all material respects, based on criteria established in the INTERNAL CONTROL-INTEGRATED FRAMEwork issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                                          /s/ ARTHUR ANDERSEN LLP
            --------------------------------------------------------------------
                                          ARTHUR ANDERSEN LLP

Los Angeles, California
January 28, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Exhibits:

      2.1 Agreement to Merge dated April 19,1999 by and between Mid-State Bancshares and City Commerce Bank.**

      3.1   Articles of Incorporation, as amended

      3.2   Bylaws of Registrant*

     27     Financial Data Schedule

------------------------

* Filed as an exhibit to Registrant's Registration Statement (File No. 333-16952) filed on November 27, 1996.

** Filed as part of Registrant's Registration Statement on Form S-4 (File No. 333-81531) filed on July 9, 1999.

    (b) Schedules:

        Not Applicable

    (c) Reports on Form 8-K

    During the fourth quarter of 1999, the Company did not file any Reports.

    Notice of Annual Meeting and Proxy Statement for the Bank's 2000 Annual Meeting will be mailed to shareholders subsequent to the date of filing of this Report. Copies of said materials will be furnished to the FDIC in accordance with applicable rules and regulations.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MID-STATE BANK

By:     /s/ CARROL R. PRUETT
        -------------------------------
        CARROL R. PRUETT
        PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated:  March 27, 2000

By:     /s/ JAMES G. STATHOS
        -------------------------------
        JAMES G. STATHOS
        EXECUTIVE VICE PRESIDENT
        AND CHIEF FINANCIAL OFFICER

Dated:  March 27, 2000

                                   SIGNATURES

    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Bank and in the capacities and on the dates indicated.

                                                            DATED:
/s/ CARROL R. PRUETT                President and Chairman  March 27, 2000
---------------------------         of the Board
CARROL R. PRUETT

/s/ GRACIA B. BELLO                 Director                March 27, 2000
---------------------------
GRACIA B. BELLO

/s/ CLIFFORD H. CLARK               Director                March 27, 2000
---------------------------
CLIFFORD H. CLARK

/s/ A. J. DIANI                     Director                March 27, 2000
---------------------------
A. J. DIANI

/s/ DARYL L. FLOOD                  Director                March 27, 2000
---------------------------
DARYL L. FLOOD

/s/ WILLIAM A. HARES                Director                March 27, 2000
---------------------------
WILLIAM A. HARES

/s/ H. EDWARD HERON                 Director                March 27, 2000
---------------------------
H. EDWARD HERON

/s/ RAYMOND E. JONES                Director                March 27, 2000
---------------------------
RAYMOND E. JONES

/s/ STEPHEN P. MAGUIRE              Director                March 27, 2000
---------------------------
STEPHEN P. MAGUIRE

/s/ GREGORY R. MORRIS               Director                March 27, 2000
---------------------------
GREGORY R. MORRIS

/s/ WILLIAM L. SNELLING             Director                March 27, 2000
---------------------------
WILLIAM L. SNELLING

                                 EXHIBIT INDEX

           EXHIBIT                                                                        SEQUENTIAL
           NUMBER                                   DESCRIPTION                           PAGE NUMBER
    ---------------------                           -----------                           -----------
    27........              Financial Data Schedule