Form 10-Q
period 2000-03-31
MID-STATE BANCSHARES
filed 2000-05-09
CIK 1027324

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q

/x/	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.
/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from N/A to N/A .

Commission File Number 000-23925

MID-STATE BANCSHARES
(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	77-0442667 (I.R.S. Employer Identification No.)
1026 Grand Ave. Arroyo Grande, CA (Address of Principal Executive Offices)	93420-0580 (Zip Code)

Issuer's Telephone Number: (805) 473-7700

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

    Check whether the Bank (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 3, 2000, the aggregate market value of the common stock held by non-affiliates of the Company was: $281,011,274.

    Number of shares of common stock of the Company outstanding as of May 3, 2000: 11,244,213 shares.

Mid-State Bancshares
March 31, 2000
Index

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Mid-State Bancshares
Consolidated Statements of Financial Position
(Interim Periods Unaudited—figures in 000's)

	Mar. 31, 2000	Dec. 31, 1999	Mar. 31, 1999
ASSETS
Cash and Due From Banks	$67,641	$56,080	$71,847
Fed Funds Sold	14,270	17,500	68,365
Investment Securities:
Available For Sale	379,916	433,898	468,839
Held-to-Maturity (Market value of $29,263, $31,075 and $37,091, respectively)	29,646	31,383	36,486
Loans, net of unearned income	831,439	768,814	672,909
Allowance for Loan Losses	(12,931)	(13,105)	(14,002)

Net Loans	818,508	755,709	658,907

Premises and Equipment, Net	29,076	29,282	32,528
Accrued Interest Receivable	11,343	12,014	11,595
Investments in Real Estate, Net	1,318	1,517	6,755
Other Real Estate Owned, Net	77	0	206
Other Assets	18,346	17,835	15,985

Total Assets	$1,370,141	$1,355,218	$1,371,513

LIABILITIES AND EQUITY
Non Interest Bearing Demand	$232,370	$230,271	$233,176
NOW Accounts, Money Market and Savings Deposits	630,019	611,119	608,888
Time Deposits Under $100	228,073	227,546	243,428
Time Deposits $100 or more	99,630	99,518	112,705

Total Deposits	1,190,092	1,168,454	1,198,197
Accrued Interest Payable and Other Liabilities	15,665	26,433	19,781

Total Liabilities	1,205,757	1,194,887	1,217,978

Shareholders' Equity:
Common Stock and Surplus (Shares Outstanding of 11,300, 11,287 and 11,205, respectively)	59,902	59,681	58,513
Retained Earnings	108,976	104,357	92,312
Accumulated Other Comprehensive (Loss) Income, Net	(4,494)	(3,707)	2,710

Total Equity	164,384	160,331	153,535

Total Liabilities and Equity	$1,370,141	$1,355,218	$1,371,513

Mid-State Bancshares
Consolidated Statements of Income
(Unaudited—figures in 000's except earnings per share data)

	Three Month Period Ended March 31,
	2000	1999
Interest Income:
Interest and fees on loans	$19,925	$16,292
Interest on investment securities—taxable	4,772	6,655
Interest on investment securities—tax exempt	1,376	694
Interest on fed funds sold, other	212	776

Total Interest Income	26,285	24,417

Interest Expense:
Interest on NOW, money market and savings	2,376	2,438
Interest on time deposits less than $100	2,679	2,834
Interest on time deposits of $100 or more	1,255	1,312
Interest on mortgages, other	134	71

Total Interest Expense	6,444	6,655

Net Interest Income before provision	19,841	17,762
Less: Provision for loan losses	—	15

Net Interest Income after provision	19,841	17,747

Other operating income:
Service charges and fees	1,757	1,639
Other non interest income	2,618	2,296

Total other operating income	4,375	3,935

Other operating expense:
Salaries and employee benefits	8,118	7,600
Occupancy and furniture	2,078	1,941
Other operating expenses	4,037	3,922

Total other operating expense	14,233	13,463

Income before taxes	9,983	8,219
Provision for income taxes	3,556	2,584

Net Income	$6,427	$5,635

Earnings per share—basic	$0.57	$0.50
—diluted	$0.56	$0.50

Mid-State Bancshares
Consolidated Statements of Comprehensive Income
(Unaudited—figures in 000's)

	Three Month Period Ended March 31,
	2000	1999
Net Income	$6,427	$5,635
Other Comprehensive Income Before Taxes:
Unrealized losses on securities available for sale:
Unrealized holding losses arising during period	(1,316)	(3,015)
Reclassification adjustment for losses included in net income	4	—

Other comprehensive loss, before tax	(1,312)	(3,015)
Income tax benefit related to items in comprehensive income	(525)	(1,350)

Other Comprehensive Loss, Net of Taxes	(787)	(1,665)

Comprehensive Income	$5,640	$3,970

Mid-State Bancshares
Consolidated Statements of Cash Flows
(Unaudited—figures in 000's)

	Three Month Period Ended March 31,
	2000	1999
OPERATING ACTIVITIES
Net Income	$6,427	$5,635
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	15
Depreciation and amortization	690	1,029
Net amortization of prem./discounts-investments	372	593
Changes in assets and liabilities:
Accrued interest receivable	(671)	(124)
Other liabilities	3,502	4,432
Other assets	213	(1,562)
Other changes, net	1,112	(1,001)

Net cash provided by operating activities	11,645	9,017

INVESTING ACTIVITIES
Net cash from proceeds of real estate	—	67
Proceeds from sales and maturities of investments	55,745	83,654
Purchases of investments	(1,715)	(64,796)
(Increase) Decrease in loans	(62,876)	2,803
Purchases of premises and equipment, net	(477)	(823)

Net cash (used in) provided by investing activities	(9,323)	20,905

FINANCING ACTIVITIES
Increase (Decrease) in deposits	21,638	(26,281)
(Decrease) Increase in short-term borrowings	(14,270)	1,665
Exercise of stock options	221	182
Cash dividends paid	(1,580)	(1,209)
Retirement of company stock	0	(489)

Net cash provided by (used in) financing activities	6,009	(26,132)

Increase in cash and cash equivalents	8,331	3,790
Cash and cash equivalents, beginning of period	73,580	136,422

Cash and cash equivalents, end of period	$81,911	$140,212

Mid-State Bancshares
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

NOTE A—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

    The accompanying consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank which includes the Bank and the Bank's subsidiaries, MSB Properties and Mid Coast Land Company (collectively the "Company," "Bank" or "Mid-State"). All significant intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Form 10-K Annual Report for the year ended December 31, 1999 of Mid-State Bancshares. A summary of the Company's significant accounting policies is set forth in the Notes to Consolidated Financial Statements contained therein.

    These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with the accounting policies reflected in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1999. They do not, however, include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

NOTE B—EARNINGS PER SHARE

    The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute Earnings Per Share ("EPS"). Figures are in thousands, except earnings per share data.

	Three Month Period Ended March 31, 2000			Three Month Period Ended March 31, 1999
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$6,427			$5,635
Basic Earnings Per Share:
Income available to Common Shareholders	$6,427	11,294	$0.57	$5,635	11,197	$0.50
Effect of dilutive securities:
Stock Options		122			92
Diluted Earnings Per Share:
Income available to Common Shareholders	$6,427	11,416	$0.56	$5,635	11,289	$0.50

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

    Selected Financial Data—Summary.  The following table provides certain selected financial data as of and for the three months ended March 31, 2000 and 1999 (unaudited).

Consolidated Financial Data—Mid-State Bancshares
(Unaudited)

	Year-to-Date
	Mar. 31, 2000	Mar. 31, 1999
	(In thousands, except per share data)
Interest Income (not taxable equivalent)	$26,285	$24,417
Interest Expense	6,444	6,655

Net Interest Income	19,841	17,762
Provision for Loan Losses	—	15

Net Interest Income after provision for loan losses	19,841	17,747
Non-interest income	4,375	3,935
Non-interest expense	14,233	13,463

Income before income taxes	9,983	8,219
Provision for income taxes	3,556	2,584

Net Income	$6,427	$5,635

	Year-to-Date
	Mar. 31, 2000	Mar. 31, 1999
	(In thousands, except per share data)
Per share:
Net Income (adjusted for stock dividends)—basic	$0.57	$0.50
Net Income (adjusted for stock dividends)—diluted	$0.56	$0.50
Weighted average shares used in Basic E.P.S. calculation	11,294	11,197
Weighted average shares used in Diluted E.P.S. calculation	11,416	11,289
Cash dividends	$0.16	$0.11
Book value at period-end	$14.55	$13.70
Ending Shares	11,300	11,205
Financial Ratios
Return on assets	1.90%	1.66%
Return on equity	15.92%	15.00%
Net interest margin (not taxable equivalent)	6.37%	5.76%
Net interest margin (taxable equivalent yield)	6.66%	5.91%
Net loan losses to avg. loans	0.09%	0.28%
Efficiency ratio	58.8%	62.1%
Period Averages
Total Assets	$1,362,725	$1,373,733
Total Loans	799,238	662,337
Total Earning Assets	1,253,328	1,250,637
Total Deposits	1,193,270	1,206,566
Common Equity	162,358	152,313

Balance Sheet—At Period-End
Cash and due from banks	$67,641	$71,847
Investments and Fed Funds Sold	423,832	573,690
Loans, net of deferred fees, before allowance for loan losses	831,439	672,909
Allowance for Loan Losses	(12,931)	(14,002)
Other assets	60,160	67,069

Total Assets	$1,370,141	$1,371,513

Non-interest bearing deposits	$232,370	$233,176
Interest bearing deposits	957,722	965,021
Other borrowings	1,087	4,715
Other liabilities	14,578	15,066
Shareholders' equity	164,384	153,535

Total Liabilities and Shareholders' equity	$1,370,141	$1,371,513

Asset Quality & Capital—At Period-End
Non-accrual loans	$4,812	$1,564
Loans past due 90 days or more	2,180	1,708
Other real estate owned	77	206

Total non performing assets	$7,069	$3,478

Loan loss allowance to loans, gross	1.6%	2.1%
Non-accrual loans to total loans, gross	0.6%	0.2%
Non performing assets to total assets	0.5%	0.3%
Allowance for loan losses to non performing loans	184.9%	427.9%
Equity to average assets (leverage ratio)	12.3%	10.9%
Tier One capital to risk-adjusted assets	16.0%	16.5%
Total capital to risk-adjusted assets	17.3%	17.8%

    Performance Summary.  The Company posted net income of $6.4 million for the three months ended March 31, 2000 compared to $5.6 million in the like 1999 period. These earnings represent an annualized return on assets of 1.90% and 1.66%, respectively, for the comparable periods. The annualized return on equity was 15.92% for the first quarter of 2000 compared to 15.00% in the first quarter of 1999. On a per share basis, diluted earnings were $0.56 in the 2000 period compared to $0.50 in the like quarter of 1999.

    Net Interest Income.  Mid-State's year-to-date annualized yield on interest earning assets was 8.44% for the first three months of 2000 (8.73% on a taxable equivalent basis) compared to 7.92% in the like 1999 period (8.07% on a taxable equivalent basis). This increase in yield is related to a change in mix of earning assets (average loans represented 63.8% of earning assets in the first quarter of 2000 compared to 53.0% one year earlier) and to the rise in interest rates when comparing the two periods. The Prime Rate, to which many of the Bank's loans are tied, averaged 8.69% in the 2000 period compared to 7.75% in the 1999 period. Conversely, annualized interest expense as a percent of earning assets declined slightly from 2.16% in the first three months of 1999 to 2.07% in this year's first three months. This reflected the fact that the Bank did not roll over certain higher cost time deposits which matured in the latter part of 1999. Overall, Mid-State's annualized Net Interest Income, expressed as a percent of earning assets, improved from 5.76% for the three month period of 1999 (5.91% on a taxable equivalent basis) to 6.37% in the comparable 2000 period (6.66% on a taxable equivalent basis). Annualized Net Interest Income as a percent of average total assets improved from 5.24% in the first three months of 1999 (5.38% taxable equivalent) to 5.86% in the comparable 2000 period (6.13% taxable equivalent).

    Earning assets on average were $2.7 million higher in the three month 2000 period than the comparable 1999 period ($1,253.3 million compared to $1,250.6 million). Average deposits in this same time-frame were down $13.3 million, ($1,193.3 million compared to $1,206.6 million), reflecting a conscious decision to reduce dependence on certain high cost brokered deposits acquired through the Bank's recent merger with City Commerce Bank. In spite of the decline in deposits, the Bank did achieve the increase in earning assets as a result of a combination of three factors—(1) the retention of earnings in the Bank, (2) the decline in investments in real estate and (3) a reduction in non earning balances held at the Federal Reserve Bank.

    Provision and Allowance for Loan Losses.  Mid-State did not make a provision to the allowance for loan losses in the first quarter of 2000. The Bank provided $15 thousand in the comparable 1999 quarter. Management continues to believe that the allowance, which stands at 1.6% of total loans at March 31, 2000, down from 2.1% one year earlier, is adequate to cover future losses. The $12.9 million allowance is about 185% of the level of non performing assets which stand at $7.1 million compared to $3.5 million one year earlier. Non performing assets consist of loans on non-accrual, accruing loans 90 days or more past due and Other Real Estate Owned. Other Real Estate Owned reflects property acquired through foreclosure which had secured Bank loans on which the borrower defaulted. While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty, how and under what terms, problem assets will be resolved.

    Changes in the allowance for loan losses (in thousands) for the periods ended March 31, 2000 and 1999 are as follows:

	March 31,
	2000	1999
Balance at beginning of period	$13,105	$14,441
Provision for loan losses	—	15
Loans charged off	(286)	(655)
Recoveries of loans previously Charged-off	112	201

Balance at end of period	$12,931	$14,002

At March 31, 2000, the recorded investments in loans which have been identified as impaired totaled $6,461,000, all of which were tied to corresponding valuation allowances totaling $1,416,000. Impaired loans totaled $5,195,000 at March 31, 1999, all of which were tied to corresponding valuation allowances totaling $1,591,000. The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position. For the quarter ended March 31, 2000, the average recorded investment in impaired loans was $5,554,000 compared to $5,023,000 in the 1999 period. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

    Non-interest Income.  Non-interest income for the first three months of 2000 was $4.4 million, up from $3.9 million earned in the 1999 period, an increase of 11.2%. The increase was related to improved service charge income of some $118 thousand over the comparable periods, to increases in the Company's merchant mastercard income of about $221 thousand, and to the reversal of a reserve on investments in real estate of $261 thousand. Income from mortgage origination and loan servicing was off some $165 thousand from the levels in the first quarter of 1999, partially offsetting these gains.

    Non-interest Expense.  Non-interest expense for the first three months of 2000 was $14.2 million. This compares to $13.5 million in the comparable 1999 period. Increases in salaries accounted for $47 thousand of this increase, while increases in employee benefits accounted for $471 thousand of the increase. While other categories of expense showed minor declines, others showed minor increases, all of which in total were expense neutral.

    Provision for Income Taxes.  The year-to-date provision for income taxes was $3.6 million, compared to $2.6 million for the same period in 1999. The effective tax rate in 2000 was 35.6% compared to 31.4% in 1999. The effective tax rate in 2000 is somewhat higher than the prior year's first quarter due to the realization of certain tax benefits available to Mid-State in 1999. While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.

    Balance Sheet.  Total assets at March 31, 2000 totaled $1,370.1 million, about the same as the level one year earlier of $1,371.5 million. The mix of these assets has changed considerably from one year earlier. Net loans have increased from $658.9 million at the end of March, 1999 to $818.5 million in 2000. Investments and fed funds sold were significantly lower, having declined from $573.7 million one year earlier to $423.8 million this year. Other non earning asset categories declined when comparing 2000 to 1999.

    There was an $8.1 million decrease in deposits primarily related to the Bank's conscious decision to reduce dependence on certain high cost brokered deposits acquired through the Bank's recent merger with City Commerce Bank. Stockholders' equity increased by $10.8 million when comparing March 31, 2000 over March 31, 1999, owing primarily to the retention of earnings over the intervening 12 month period which was partially offset by an unrealized loss on available for sale securities over the same time period. There was a modest decrease in other borrowing and liabilities of $4.1 million, comparing the quarter-end periods.

    Mid-State's loan to deposit ratio of 69.9% at March 31, 2000 is up significantly from the 56.2% ratio one year earlier. There is ample internal liquidity to fund improvements in this ratio through Mid-State's investment portfolio which has approximately 92% of it's investments categorized as available for sale.

    Investment Securities.  Fed funds sold represent $14.3 million of the $423.8 million portfolio noted above. Of the remaining $409.5 million, 20% is invested in U.S. Treasury securities, 21% is invested in U.S. Government agency obligations, 57% is invested in securities issued by states and political subdivisions in the U.S. and 2% is invested in mortgage-backed securities and other securities. Eighty percent of all investment securities mature prior to December 31, 2004. Approximately 31% of these securities mature in less than one year. The Bank's investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 17 years. The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

    Capital Resources.  Total stockholders' equity increased from $153.5 million at March 31, 1999 to $164.4 million at March 31, 2000. Net income over this 12 month time period of $22.8 million less cash dividends of $6.2 million less a $7.2 million increase in unrealized losses on available for sale securities plus $1.4 million in stock options exercised accounted for the $10.8 million increase. Capital continues to be strong with Mid-State Bancshare's ratio of tier one equity capital to average assets ("leverage ratio") at 12.3% up from 10.9% one year earlier. Mid-State's ratios of tier one capital and total capital to risk-adjusted assets declined, principally because of the change in asset mix away from investment securities with lower risk weightings into loans with their 100% risk weightings. The Tier One ratio went from 16.5% one year earlier to 16.0% at March 31, 2000. The Total Capital ratio went from 17.8% one year earlier to 17.3% at March 31, 2000. Mid-State substantially exceeds the standards to be considered well capitalized which are 6.0% for the ratio of tier one capital to risk weighted assets, 10.0% for the ratio of total capital to risk weighted assets, and 5.0% for the ratio of tier one capital to total assets.

    Liquidity.  Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

    Disclosures Concerning Year 2000 Issues—Year 2000 Readiness Disclosure.

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

Item 3—Quantitative and Qualitative Disclosure About Market Risk

    The Bank's risk exposure to changes in interest rates is minimal. A recent review of the potential changes in the Bank's net interest income over a 12 month time horizon showed that it could fluctuate under very extreme alternative rate scenarios from between +2.3% and -4.8% of the base case (rates unchanged) of $78.0 million. The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management feels that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

    The following table presents a summary of the Bank's net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant (Prime down to 4.50% over 12 months)	-4.8%
Rates Down Significant (Prime down to 6.00% over 12 months)	-3.4%
Rates Down Modestly (Prime down to 7.50% over 12 months)	-2.2%
Base Case—Rates Unchanged (Prime unchanged at 8.50% over 12 months)	—
Rates Up Modestly (Prime up to 9.50% over 12 months)	+2.2%
Rates Up Aggressive (Prime up to 11.00% over 12 months)	+2.1%
Rates Up Very Aggressive (Prime up to 12.50% over 12 months)	+2.3%

    Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $630.0 million) interest is based on rates set at the discretion of Management ranging from 0.50% to 2.37%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments. These characteristics are the main reasons that a 4% decline in Prime decreases net interest income by 4.8% while a 4% increase in Prime increases net interest income just 2.3%. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

    It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and Management's responses. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, and excluding the first quarter of 2000, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.71% to a high of

6.09% (not taxable equivalent). The Bank's net interest margin in the first quarter of 6.37% is high by historical standards. Based on the scenarios above, the net interest margin under the alternative scenarios ranges from 5.56% to 5.97%. Management feels this range of scenarios is conservative in view of its historical performance, but no assurances can be given that actual experience will fall within this range.

    The Bank's exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil. The Bank does not own any instruments within these markets.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

    Mid-State is not a party to any material legal proceeding.

Item 2—Changes in Securities and Use of Proceeds

    There were no material changes in securities and uses of proceeds during the period covered by this report.

Item 3—Defaults Upon Senior Securities

    Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

    No matters were submitted to the Shareholders for a vote during the first quarter of 2000.

Item 5—Other Information

    Not applicable.

Item 6—Exhibits and Reports on Form 8-K

    A)  Exhibits

Exhibit No.	Exhibit
27	Financial Data Schedule (for SEC use only)

    B)  Reports on Form 8-K

    The Company filed two reports on Form 8-K during the first quarter of 2000. On February 8, 2000, the Company filed one report on Form 8-K concerning the appointment of Mr. James W. Lokey as President and Chief Executive Officer of Mid-State Bank, the Company's wholly owned subsidiary, effective March 1, 2000. Mr. Carrol R. Pruett, former Mid-State Bank President continues as Chairman of the Board of Mid-State Bank and Mid-State Bancshares, as well as, President and Chief Executive Officer of Mid-State Bancshares.

    The Company filed its second report on Form 8-K on March 21, 2000. This report reflected the Company's announcement that the Board of Directors had authorized a stock repurchase program for up to five percent (5%) of its outstanding shares. Based on the outstanding shares at that time, the buyback may result in the purchase of up to approximately 565,000 shares of stock. The repurchases will be made from time to time by the Company in the open market or in block purchases or in privately negotiated transactions in compliance with the Securities and Exchange Commission (SEC) rules. The program began in April 2000 and is expected to be effective for one year.

SIGNATURES

    Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-STATE BANCSHARES (registrant)
Date: May 8, 2000	By:	/s/ CARROL R. PRUETT CARROL R. PRUETT Chairman and Chief Executive Officer
Date: May 8, 2000	By	/s/ JAMES G. STATHOS JAMES G. STATHOS Executive Vice President and Chief Financial Officer

QuickLinks

Mid-State Bancshares Consolidated Statements of Financial Position (Interim Periods Unaudited—figures in 000's)
Mid-State Bancshares Consolidated Statements of Income (Unaudited—figures in 000's except earnings per share data)
Mid-State Bancshares Consolidated Statements of Comprehensive Income (Unaudited—figures in 000's)
Mid-State Bancshares Consolidated Statements of Cash Flows (Unaudited—figures in 000's)
Mid-State Bancshares Notes to Consolidated Financial Statements (Information with respect to interim periods is unaudited)
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosure About Market Risk
  Item 1—Legal Proceedings
  Item 2—Changes in Securities and Use of Proceeds
  Item 3—Defaults Upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K