Form 10-Q
period 2000-06-30
MID-STATE BANCSHARES
filed 2000-08-08
CIK 1027324

 QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20429

FORM 10-Q

/x/	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.
/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from N/A to N/A.

Commission File Number 000-23925

MID-STATE BANCSHARES
(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	77-0442667 (I.R.S. Employer Identification No.)
1026 Grand Ave. Arroyo Grande, CA (Address of Principal Executive Offices)	93420-0580 (Zip Code)

Issuer's Telephone Number: (805) 473-7700

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

    Check whether the Bank (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 4, 2000, the aggregate market value of the common stock held by non-affiliates of the Company was: $294,871,038.

    Number of shares of common stock of the Company outstanding as of August 4, 2000: 11,014,517 shares.

Mid-State Bancshares
June 30, 2000
Index

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Mid-State Bancshares

Consolidated Statements of Financial Position

(Interim Periods Unaudited—figures in 000's)

	June 30, 2000	Dec. 31, 1999	June 30, 1999
ASSETS
Cash and Due From Banks	$75,159	$56,080	$76,063
Fed Funds Sold	10,000	17,500	46,200
Investment Securities:
Available For Sale	354,226	433,898	502,754
Held-to-Maturity (Market value of $29,160, $31,075 and $35,111, respectively)	29,457	31,383	35,135
Loans, net of unearned income	859,286	768,814	687,146
Allowance for Loan Losses	(13,000)	(13,105)	(14,211)

Net Loans	846,286	755,709	672,935

Premises and Equipment, Net	28,378	29,282	30,746
Accrued Interest Receivable	11,072	12,014	11,701
Investments in Real Estate, Net	1,317	1,517	2,892
Other Real Estate Owned, Net	837	—	120
Other Assets	18,198	17,835	16,614

Total Assets	$1,374,930	$1,355,218	$1,395,160

LIABILITIES AND EQUITY
Non-Interest Bearing Demand	$252,280	$230,271	$255,027
NOW Accounts, Money Market and Savings Deposits	604,203	611,119	609,604
Time Deposits Under $100	226,636	227,546	236,136
Time Deposits $100 or more	104,942	99,518	115,710

Total Deposits	1,188,061	1,168,454	1,216,477
Other Borrowings	7,784	15,357	10,158
Accrued Interest Payable and Other Liabilities	15,221	11,076	14,061

Total Liabilities	1,211,066	1,194,887	1,240,696

Shareholders' Equity:
Common Stock and Surplus (Shares Outstanding of 11,076, 11,287 and 11,208, respectively)	53,826	59,681	58,550
Retained Earnings	113,980	104,357	97,050
Accumulated Other Comprehensive Loss, Net	(3,942)	(3,707)	(1,136)

Total Equity	163,864	160,331	154,464

Total Liabilities and Equity	$1,374,930	$1,355,218	$1,395,160

Mid-State Bancshares

Consolidated Statements of Income

(Unaudited—figures in 000's except earnings per share data)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2000	1999	2000	1999
Interest Income:
Interest and fees on loans	$20,859	$16,240	$40,784	$32,532
Interest on investment securities—taxable	4,216	6,542	8,988	13,197
Interest on investment securities—tax exempt	1,374	951	2,750	1,645
Interest on fed funds sold, other	304	635	516	1,411

Total Interest Income	26,753	24,368	53,038	48,785

Interest Expense:
Interest on NOW, money market and savings	2,321	2,393	4,697	4,831
Interest on time deposits less than $100	2,851	3,031	5,530	5,865
Interest on time deposits of $100 or more	1,369	985	2,624	2,297
Interest on mortgages, other	111	69	245	140

Total Interest Expense	6,652	6,478	13,096	13,133

Net Interest Income before provision	20,101	17,890	39,942	35,652
Less: Provision for loan losses	100	15	100	30

Net Interest Income after provision	20,001	17,875	39,842	35,622

Other operating income:
Service charges and fees	1,753	1,639	3,510	3,278
Other non-interest income	2,739	3,053	5,357	5,349

Total other operating income	4,492	4,692	8,867	8,627

Other operating expense:
Salaries and employee benefits	7,744	7,407	15,862	15,007
Occupancy and furniture	2,124	2,155	4,202	4,096
Other operating expenses	4,245	4,097	8,282	8,019

Total other operating expense	14,113	13,659	28,346	27,122

Income before taxes	10,380	8,908	20,363	17,127
Provision for income taxes	3,603	2,958	7,159	5,542

Net Income	$6,777	$5,950	$13,204	$11,585

Earnings per share—basic	$0.61	$0.53	$1.17	$1.03
—diluted	$0.60	$0.53	$1.16	$1.03

Mid-State Bancshares

Consolidated Statements of Comprehensive Income

(Unaudited—figures in 000's)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2000	1999	2000	1999
Net Income	$6,777	$5,950	$13,204	$11,585
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	920	(6,275)	(396)	(9,174)
Less: reclassification adjustment for losses included in net income	—	—	4	—

Other comprehensive income (loss), before tax	920	(6,275)	(392)	(9,174)
Income tax provision (benefit) related to items in comprehensive income	368	(2,429)	(157)	(3,655)

Other Comprehensive Income (Loss), Net of Taxes	552	(3,846)	(235)	(5,519)

Comprehensive Income	$7,329	$2,104	$12,969	$6,066

Mid-State Bancshares

Consolidated Statements of Cash Flows

(Unaudited—figures in 000's)

	Six Month Period Ended June 30,
	2000	1999
OPERATING ACTIVITIES
Net Income	$13,204	$11,585
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	30
Depreciation and amortization	1,886	1,815
Net amortization of premiums and discounts on investments	687	1,301
Changes in assets and liabilities:
Accrued interest receivable	942	(61)
Other assets	(363)	(2,191)
Other liabilities	4,145	2,368

Net cash provided by operating activities	20,601	14,847

INVESTING ACTIVITIES
Net cash from proceeds of real estate	200	4,076
Proceeds from sales and maturities of investments	85,156	117,565
Purchases of investments	(4,636)	(136,191)
Increase in loans	(91,309)	(11,665)
(Purchases) sales of premises and equipment, net	(982)	42
Other changes, net	(242)	753

Net cash used in investing activities	(11,813)	(25,420)

FINANCING ACTIVITIES
Increase (decrease) in deposits	19,607	(8,002)
(Decrease) increase in short-term borrowings	(7,573)	7,109
Exercise of stock options	229	218
Cash dividends paid	(3,388)	(2,422)
Repurchase of common stock	(6,084)	(489)

Net cash provided by (used in) financing activities	2,791	(3,586)

Increase (decrease) in cash and cash equivalents	11,579	(14,159)
Cash and cash equivalents, beginning of period	73,580	136,422

Cash and cash equivalents, end of period	$85,159	$122,263

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,217	$13,239
Cash paid during the period for taxes on income	5,700	4,700

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

NOTE B—EARNINGS PER SHARE

    The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute Earnings Per Share ("EPS"). Figures are in thousands, except earnings per share data (unaudited).

	Three Month Period Ended June 30, 2000			Three Month Period Ended June 30, 1999
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$6,777			$5,950
Basic Earnings Per Share:
Income available to Common Shareholders	$6,777	11,189	$0.61	$5,950	11,206	$0.53
Effect of dilutive securities:
Stock Options		120			85
Diluted Earnings Per Share:
Income available to Common Shareholders	$6,777	11,309	$0.60	$5,950	11,291	$0.53
	Six Month Period Ended June 30, 2000			Six Month Period Ended June 30, 1999
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$13,204			$11,585
Basic Earnings Per Share:
Income available to Common Shareholders	$13,204	11,242	$1.17	$11,585	11,202	$1.03
Effect of dilutive securities:
Stock Options		120			85
Diluted Earnings Per Share:
Income available to Common Shareholders	$13,204	11,362	$1.16	$11,585	11,287	$1.03

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

    Selected Financial Data—Summary. The following table provides certain selected financial data as of and for the three and six month periods ended June 30, 2000 and 1999 (unaudited).

	Quarter Ended		Year-to-Date
(In thousands, except per share data)	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
	(Unaudited)
Interest Income (not taxable equivalent)	$26,753	$24,368	$53,038	$48,785
Interest Expense	6,652	6,478	13,096	13,133

Net Interest Income	20,101	17,890	39,942	35,652
Provision for Loan Losses	100	15	100	30

Net Interest Income after provision for loan losses	20,001	17,875	39,842	35,622
Non-interest income	4,492	4,692	8,867	8,627
Non-interest expense	14,113	13,659	28,346	27,122

Income before income taxes	10,380	8,908	20,363	17,127
Provision for income taxes	3,603	2,958	7,159	5,542

Net Income	$6,777	$5,950	$13,204	$11,585

Per share:
Net Income—basic	$0.61	$0.53	$1.17	$1.03
Net Income—diluted	$0.60	$0.53	$1.16	$1.03
Weighted avg. shares used in Basic E.P.S. calculation	11,189	11,206	11,242	11,202
Weighted avg. shares used in Diluted E.P.S. calculation	11,309	11,291	11,362	11,287
Cash dividends	0.16	0.11	0.32	0.22
Book value at period-end			14.79	13.78
Ending Shares			11,076	11,208
Financial Ratios
Return on assets	1.99%	1.73%	1.94%	1.70%
Return on equity	16.63%	15.50%	16.28%	15.29%
Net interest margin (not taxable equivalent)	6.42%	5.69%	6.40%	5.73%
Net interest margin (taxable equivalent yield)	6.72%	5.89%	6.69%	5.90%
Net loan losses to avg. loans	0.01%	(0.12)%	0.05%	0.08%
Efficiency ratio	57.4%	60.5%	58.1%	61.3%

	Quarter Ended		Year-to-Date
(In thousands, except per share data)	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
	(Unaudited)
Period Averages
Total Assets	$1,371,989	$1,382,231	$1,367,357	$1,378,005
Total Loans	838,248	667,427	818,743	664,896
Total Earning Assets	1,258,316	1,260,691	1,255,822	1,255,692
Total Deposits	1,187,691	1,208,369	1,190,481	1,208,204
Common Equity	163,890	154,000	163,124	152,778
Balance Sheet—At Period-End
Cash and due from banks			$75,159	$76,063
Investments and Fed Funds Sold			393,683	584,089
Loans, net of deferred fees, before allowance for loan losses			859,286	687,146
Allowance for Loan Losses			(13,000)	(14,211)
Other assets			59,802	62,073

Total Assets			$1,374,930	$1,395,160

Non-interest bearing deposits			$252,280	$255,027
Interest bearing deposits			935,781	961,450
Other borrowings			7,784	10,158
Other liabilities			15,221	14,061
Shareholders' equity			163,864	154,464

Total Liabilities and Shareholders' Equity			$1,374,930	$1,395,160

Asset Quality & Capital—At Period-End
Non-accrual loans			$5,616	$1,682
Loans past due 90 days or more			1,978	1,722
Other real estate owned			837	120

Total non performing assets			$8,431	$3,524
Loan loss allowance to loans, gross			1.5%	2.1%
Non-accrual loans to total loans, gross			0.7%	0.2%
Non performing assets to total assets			0.6%	0.3%
Allowance for loan losses to non performing loans			171.2%	417.5%
Equity to average assets (leverage ratio)			12.1%	11.2%
Tier One capital to risk-adjusted assets			15.8%	17.0%
Total capital to risk-adjusted assets			17.0%	18.2%

    Performance Summary.  The Company posted net income of $6.8 million for the three months ended June 30, 2000 compared to $6.0 million in the like 1999 period. These earnings represent an annualized return on assets of 1.99% and 1.73%, respectively, for the comparable periods. The annualized return on equity was 16.63% for the second quarter of 2000 compared to 15.50% in the second quarter of 1999. On a per share basis, diluted earnings were $0.60 in the 2000 period compared to $0.53 in the like quarter of 1999.

    For the six months year-to-date, the Company posted net income of $13.2 million in 2000 compared to $11.6 million in the like 1999 period. These earnings represent an annualized return on assets of 1.94% and 1.70%, respectively, for the comparable periods. The annualized return on equity was 16.28% for the first six months of 2000 compared to 15.29% in the 1999 six month period. On a per share basis, diluted earnings were $1.16 in the 2000 period compared to $1.03 in 1999.

    Net Interest Income.  Mid-State's annualized yield on interest earning assets was 8.50% for the first six months of 2000 (8.79% on a taxable equivalent basis) and 8.55% (8.85% on a taxable equivalent basis) for the second quarter of 2000. This compares to 7.84% in the 6 month 1999 period (8.01% on a taxable equivalent basis) and 7.75% in the second quarter of 1999 (7.95% on a taxable equivalent basis). This increase in yield is related to a change in mix of earning assets (average loans represented 65.1% of earning assets in the first half of 2000 compared to 53.0% one year earlier) and to the rise in interest rates when comparing the two periods. The Prime Rate, to which many of the Bank's loans are tied, averaged 9.02% in the first half of 2000 compared to 7.75% in the 1999 period. Conversely, annualized interest expense as a percent of earning assets remained comparable to the prior year. In the first half of 1999, annualized interest expense represented 2.11% of earning assets compared to 2.10% in this year's first half. Similarly, the annualized interest expense in the second quarter of this year was 2.13% compared to 2.06% in the like quarter of 1999. Overall, Mid-State's annualized net interest income, expressed as a percent of earning assets, improved from 5.73% for the six month period of 1999 (5.90% on a taxable equivalent basis) to 6.40% in the comparable 2000 period (6.69% on a taxable equivalent basis). For the second quarter of 2000 compared to the second quarter of 1999, net interest income, expressed as a percent of earning assets, improved from 5.69% (5.89% taxable equivalent) to 6.42% (6.72% taxable equivalent).

    Average earning assets for the six months ended June 30, 2000 were comparable to the like 1999 period ($1,255.8 million compared to $1,255.7 million). Average deposits in this same time-frame were down $17.7 million, ($1,190.5 million compared to $1,208.2 million), reflecting a conscious decision to reduce dependence on certain high cost brokered deposits acquired through the Bank's recent merger with City Commerce Bank. In comparing second quarter 2000 to second quarter 1999, average earning assets declined slightly from $1,260.7 million one year ago to $1,258.3 million and average deposits declined $20.7 million from $1,208.4 million one year ago to $1,187.7 million.

    Provision and Allowance for Loan Losses.  The Bank made a provision to the allowance for loan losses of $100 thousand in the second quarter of 2000 which equated to the six month year-to-date amount. The Bank provided $15 thousand in the comparable 1999 quarter and $30 thousand for the 6 month period ended June 30, 1999. Management continues to believe that the allowance, which stands at 1.5% of total loans at June 30, 2000, down from 2.1% one year earlier, is adequate to cover future losses. The $13.0 million allowance is about 154% of the level of non performing assets which stand at $8.4 million compared to $3.5 million one year earlier. Non performing assets consist of loans on non-accrual, accruing loans 90 days or more past due and Other Real Estate Owned. Other Real Estate Owned reflects property acquired through foreclosure which had secured Bank loans on which the borrower defaulted. While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty, how and under what terms, problem assets will be resolved.

    Changes in the allowance for loan losses (in thousands) for the periods ended June 30, 2000 and 1999 are as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2000	1999	2000	1999
Balance at beginning of period	$12,931	$14,002	$13,105	$14,441
Provision for loan losses	100	15	100	30
Loans charged off	(288)	(256)	(574)	(911)
Recoveries of loans previously charged-off	257	450	369	651

Balance at end of period	$13,000	$14,211	$13,000	$14,211

    At June 30, 2000, the recorded investments in loans which have been identified as impaired totaled $7,698,000, all of which were tied to corresponding valuation allowances totaling $1,864,000. Impaired loans totaled $5,862,000 at June 30, 1999, all of which were tied to corresponding valuation allowances totaling $1,157,000. The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position. For the quarter ended June 30, 2000, the average recorded investment in impaired loans was $6,404,000, which coincidentally was the same as the 1999 period. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

    Non-interest Income.  Non-interest income for the first six months of 2000 was $8.9 million, up from $8.6 million earned in the same 1999 period, an increase of 2.8%. The increase was related to improved service charge income of some $232 thousand over the comparable periods, increases in the Company's merchant mastercard income of about $514 thousand, and the reversal of a reserve on investments in real estate of $261 thousand. These increases in income were offset by the fact that income from mortgage origination and loan servicing was off some $254 thousand from the levels in the first half of 1999 and that there was a reduction in recoveries of interest amounts associated with loans previously charged-off of $654 thousand. This reduction in the recoveries of interest amounts associated with loans previously charged-off affected the comparison of the two quarterly periods and resulted in a reduction in non-interest income from $4.7 million in the second quarter of 1999 to $4.5 million in the second quarter of 2000.

    Non-interest Expense.  Non-interest expense for the first six months of 2000 was $28.3 million compared to $27.1 million in the first half of 1999. Increases in salaries accounted for $0.4 million of this increase and increases in employee benefits accounted for another $0.4 million of the increase. While some categories of expense showed minor declines, others showed minor increases, all of which in total accounted for the balance of the increase. In comparing the second quarter of 2000 with the second quarter of 1999, salaries and benefits again explained the majority of the increase over the comparable periods.

    Provision for Income Taxes.  The year-to-date provision for income taxes was $7.2 million, compared to $5.5 million for the same period in 1999. The effective tax rate in 2000 was 35.2% compared to 32.4% in 1999. The effective tax rate in 2000 is somewhat higher than the prior year's first half due to the realization of certain tax benefits available to Mid-State in 1999. While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.

    Balance Sheet.  Total assets at June 30, 2000 totaled $1,374.9 million, down from the level one year earlier of $1,395.2 million. The mix of these assets has changed considerably from one year earlier. Net loans have increased from $672.9 million at the end of June, 1999 to $846.3 million in 2000. Investments and fed funds sold were significantly lower, having declined from $584.1 million one year earlier to $393.7 million this year. Other non-earning asset categories declined when comparing 2000 to 1999.

    There was a $28.4 million decrease in deposits primarily related to the Bank's conscious decision to reduce dependence on certain high cost brokered deposits acquired through the Bank's recent merger with City Commerce Bank. Stockholders' equity increased by $9.4 million when comparing June 30, 2000 over June 30, 1999, owing primarily to the retention of earnings over the intervening 12 month period which was partially offset by an unrealized loss on available for sale securities over the same time period and the stock repurchase program. There was a modest decrease in other borrowing and liabilities of $1.2 million, comparing the quarter-end periods.

    Mid-State's loan to deposit ratio of 72.3% at June 30, 2000 is up significantly from the 56.5% ratio one year earlier. There is ample internal liquidity to fund improvements in this ratio through Mid-State's investment portfolio which has approximately 92% of it's investments categorized as available for sale.

    Investment Securities.  Fed funds sold represent $10.0 million of the $393.7 million portfolio noted above. Of the remaining $383.7 million, 18% is invested in U.S. Treasury securities, 21% is invested in U.S. Government agency obligations, 59% is invested in securities issued by states and political subdivisions in the U.S. and 2% is invested in mortgage-backed securities and other securities. Eighty percent of all investment securities mature prior to December 31, 2004. Approximately 32% of these securities mature in less than one year. The Bank's investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 17 years. The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

    Capital Resources.  Total stockholders' equity increased from $154.5 million at June 30, 1999 to $163.9 million at June 30, 2000. Net income over this 12 month time period was $23.6 million less cash dividends of $6.7 million less a $2.8 million increase in unrealized losses on available for sale securities plus $1.4 million in stock options exercised and $6.1 million of stock repurchased accounted for the $9.4 million increase. Capital continues to be strong with Mid-State Bancshare's ratio of tier one equity capital to average assets ("leverage ratio") at 12.1% up from 11.2% one year earlier. Mid-State's ratios of tier one capital and total capital to risk-adjusted assets declined, principally because of the change in asset mix away from investment securities with lower risk weightings into loans with their 100% risk weightings. The Tier One ratio went from 17.0% one year earlier to 15.8% at June 30, 2000. The Total Capital ratio went from 18.2% one year earlier to 17.0% at June 30, 2000. Mid-State substantially exceeds the standards to be considered well capitalized which are 6.0% for the ratio of tier one capital to risk weighted assets, 10.0% for the ratio of total capital to risk weighted assets, and 5.0% for the ratio of tier one capital to total assets.

    Liquidity.  Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

    Disclosures Concerning Year 2000 Issues—Year 2000 Readiness Disclosure.

    No major concerns exist at this point. The Company completed development of contingency plans in preparation for the Y2K event during 1999. While these plans were not needed, they have served as a catalyst to update and complete the Company's disaster recovery plans.

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

Item 3—Quantitative and Qualitative Disclosure About Market Risk

    The Bank's risk exposure to changes in interest rates is minimal. A recent review of the potential changes in the Bank's net interest income over a 12 month time horizon showed that it could fluctuate under very extreme alternative rate scenarios from between +1.5% and –6.2% of the base case (rates unchanged) of $86.0 million. The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next

12 months. Management feels that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

    The following table presents a summary of the Bank's net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant (Prime down to 5.50% over 12 months)	-6.2%
Rates Down Significant (Prime down to 7.00% over 12 months)	-4.5%
Rates Down Modestly (Prime down to 8.50% over 12 months)	-1.7%
Base Case—Rates Unchanged (Prime unchanged at 9.50% over 12 months)	—
Rates Up Modestly (Prime up to 10.50% over 12 months)	+0.8%
Rates Up Aggressive (Prime up to 12.00% over 12 months)	+1.5%
Rates Up Very Aggressive (Prime up to 13.50% over 12 months)	+1.5%

    Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $604.2 million) interest is based on rates set at the discretion of Management ranging from 0.50% to 2.37%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments. These characteristics are the main reasons that a 4% decline in Prime decreases net interest income by 6.2% while a 4% increase in Prime increases net interest income just 1.5%. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

    It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and Management's responses. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, and excluding the first half of 2000, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.71% to a high of 6.09% (not taxable equivalent). The Bank's net interest margin in the first half of 6.40% is high by historical standards and relates to both the higher level of interest rates and the change in mix of earning assets (the Bank now has a larger portion in loans vis-à-vis Investment Securities). The net interest margin under the alternative scenarios ranges from 6.14% to 6.64%. Management feels this range of scenarios, while high by historical standards, is consistent with current experience, but no assurances can be given that actual future experience will fall within this range.

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

Item 4—Submission of Matters to a Vote of Security Holders

    No matters were submitted to the Shareholders for a vote during the first quarter of 2000. During the second quarter of 2000 on May 18th, shareholders voted on two items at the Company's Annual Meeting of Shareholders. One item dealt with the election of four (4) persons to the Board of Directors and the second item dealt with an amendment to Mid-State's 1996 Stock Option Plan. These are described in the following two paragraphs.

    Mid-State's Bylaw and implementing resolutions provide for Mid-State to have a total of eleven (11) directors. Mid-State has a "Classified" Board of Directors. A "Classified" Board means that the directors are divided into three classes with staggered terms. As a result, four persons were elected at this year's Annual Meeting to a term of three years. At subsequent Annual Meetings, the number of directors to be elected will be dependent on whose terms are expiring, but each director elected will be to a three year term. At the May 18, 2000 meeting, the directors elected to serve a three year term were Trudi Carey, H. Edward Heron, Stephen P. Maguire, and James W. Lokey.

    The second item considered at the Annual Meeting was an amendment to Mid-State's 1996 Stock Option Plan to increase the maximum number of shares of Mid-State Stock, which are reserved under the 1996 Plan, in the aggregate, from 892,542 shares to 1,500,000 shares. At March 15, 2000, Mid-State had options outstanding pursuant to the 1996 Plan to purchase a total of 728,877 shares, options for 81,778 shares had been exercised, and only 81,887 shares available for future grants. The proposed amendment was approved.

Item 5—Other Information

    Not applicable.

Item 6—Exhibits and Reports on Form 8-K

    A) Exhibits

Exhibit No.	Exhibit
27	Financial Data Schedule (for SEC use only)

    B) Reports on Form 8-K

    The Company filed two reports on Form 8-K during the first six months of 2000. On February 8, 2000, the Company filed one report on Form 8-K concerning the appointment of Mr. James W. Lokey as President and Chief Executive Officer of Mid-State Bank, the Company's wholly owned subsidiary, effective March 1, 2000. Mr. Carrol R. Pruett, former Mid-State Bank President continues as Chairman of the Board of Mid-State Bank and Mid-State Bancshares, as well as, President and Chief Executive Officer of Mid-State Bancshares.

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

MID-STATE BANCSHARES (REGISTRANT)
Date: August 4, 2000	By:	/s/ CARROL R. PRUETT CARROL R. PRUETT Chairman and Chief Executive Officer
Date: August 4, 2000	By:	/s/ JAMES G. STATHOS JAMES G. STATHOS Executive Vice President and Chief Financial Officer

QuickLinks

Mid-State Bancshares June 30, 2000 Index
  PART I—FINANCIAL INFORMATION
  Item 1—Financial Statements
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosure About Market Risk
  PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 2—Changes in Securities and Use of Proceeds
  Item 3—Defaults Upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES