Form 10-Q
period 2000-09-30
MID-STATE BANCSHARES
filed 2000-11-13
CIK 1027324

 QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20429

FORM 10-Q

/x/	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.
/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from N/A to N/A.

Commission File Number 000-23925

MID-STATE BANCSHARES
(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	77-0442667 (I.R.S. Employer Identification No.)
1026 Grand Ave. Arroyo Grande, CA (Address of Principal Executive Offices)	93420-0580 (Zip Code)

Issuer's Telephone Number: (805) 473-7700

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:
 Common Stock, no par value
(Title of class)

    Check whether the Bank (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of November 7, 2000, the aggregate market value of the common stock held by non-affiliates of the Company was: $300,095,969.

    Number of shares of common stock of the Company outstanding as of November 7, 2000: 11,006,995 shares.

Mid-State Bancshares
September 30, 2000
Index

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Mid-State Bancshares

Consolidated Statements of Financial Position

(Interim Periods Unaudited—figures in 000's)

	September 30, 2000	December 31, 1999	September 30, 1999
ASSETS
Cash and Due From Banks	$78,590	$56,080	$51,923
Fed Funds Sold	—	17,500	14,000
Investment Securities:
Available For Sale	378,330	433,898	516,799
Held-to-Maturity (Market value of $27,748, $31,075 and $33,152, respectively)	27,856	31,383	33,241
Loans, net of unearned income	884,621	768,814	722,740
Allowance for Loan Losses	(13,093)	(13,105)	(14,194)

Net Loans	871,528	755,709	708,546

Premises and Equipment, Net	27,888	29,282	30,136
Accrued Interest Receivable	11,863	12,014	12,534
Investments in Real Estate, Net	231	1,517	2,270
Other Real Estate Owned, Net	682	—	17
Other Assets	19,651	17,835	17,586

Total Assets	$1,416,619	$1,355,218	$1,387,052

LIABILITIES AND EQUITY
Non-Interest Bearing Demand	$256,729	$230,271	$241,762
NOW Accounts, Money Market and Savings Deposits	614,375	611,119	619,221
Time Deposits Under $100	227,376	227,546	232,940
Time Deposits $100 or more	124,970	99,518	109,955

Total Deposits	1,223,450	1,168,454	1,203,878
Other Borrowings	9,042	15,357	9,465
Accrued Interest Payable and Other Liabilities	15,674	11,076	16,339

Total Liabilities	1,248,166	1,194,887	1,229,682
Shareholders' Equity:
Common Stock and Surplus (Shares Outstanding of 11,006, 11,287 and 11,285, respectively)	51,734	59,681	59,661
Retained Earnings	118,996	104,357	99,186
Accumulated Other Comprehensive Loss, Net	(2,277)	(3,707)	(1,477)

Total Equity	168,453	160,331	157,370

Total Liabilities and Equity	$1,416,619	$1,355,218	$1,387,052

Mid-State Bancshares

Consolidated Statements of Income

(Unaudited—figures in 000's except earnings per share data)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2000	1999	2000	1999
Interest Income:
Interest and fees on loans	$22,189	$16,931	$62,973	$49,463
Interest on investment securities—taxable	4,040	6,355	13,028	19,552
Interest on investment securities—tax exempt	1,410	1,247	4,160	2,892
Interest on fed funds sold, other	623	819	1,139	2,230

Total Interest Income	28,262	25,352	81,300	74,137

Interest Expense:
Interest on NOW, money market and savings	2,369	2,495	7,066	7,326
Interest on time deposits less than $100	2,999	2,572	8,529	8,103
Interest on time deposits of $100 or more	1,627	1,385	4,251	4,016
Interest on mortgages, other	127	74	372	214

Total Interest Expense	7,122	6,526	20,218	19,659

Net Interest Income before provision	21,140	18,826	61,082	54,478
Less: Provision for loan losses	300	20	400	50

Net Interest Income after provision	20,840	18,806	60,682	54,428

Other operating income:
Service charges and fees	1,717	1,667	5,227	4,945
Other non-interest income	2,836	2,800	8,193	8,149

Total other operating income	4,553	4,467	13,420	13,094

Other operating expense:
Salaries and employee benefits	8,321	7,394	24,183	22,401
Occupancy and furniture	2,145	2,131	6,347	6,227
Merger related charges	—	2,930	—	2,930
Other operating expenses	4,258	4,344	12,540	12,363

Total other operating expense	14,724	16,799	43,070	43,921

Income before taxes	10,669	6,474	31,032	23,601
Provision for income taxes	3,672	2,758	10,831	8,300

Net Income	$6,997	$3,716	$20,201	$15,301

Earnings per share—basic	$0.63	$0.33	$1.81	$1.36
—diluted	$0.62	$0.33	$1.77	$1.35

Mid-State Bancshares

Consolidated Statements of Comprehensive Income

(Unaudited—figures in 000's)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2000	1999	2000	1999
Net Income	$6,997	$3,716	$20,201	$15,301
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	2,773	(570)	2,379	(9,772)
Reclassification adjustment for losses included in net income	1	1	5	1

Other comprehensive income (loss), before tax	2,774	(571)	2,384	(9,773)
Income tax provision (benefit) related to items in comprehensive income	l,109	(230)	954	(3,913)

Other Comprehensive Income (Loss), Net of Taxes	1,665	(341)	1,430	(5,860)

Comprehensive Income	$8,662	$3,375	$21,631	$9,441

Mid-State Bancshares

Consolidated Statements of Cash Flows

(Unaudited—figures in 000's)

	Nine Month Period Ended September 30,
	2000	1999
OPERATING ACTIVITIES
Net income	$20,201	$15,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	50
Provision for loss on other real estate owned	76	60
Gain on sale of other real estate owned	(64)	(148)
Reversal of provision in investments in real estate	(262)	—
Depreciation and amortization	2,947	2,865
Net amortization of premiums and discounts on investments	975	2,046
Amortization of deferred loan fees	818	1,297
Changes in assets and liabilities:
Accrued interest receivable	151	(1,043)
Other assets, net of change in deferred tax	(2,770)	899
Accrued interest payable and other liabilities	4,598	7,066

Net cash provided by operating activities	27,070	28,393

INVESTING ACTIVITIES
Net cash from proceeds of investments in real estate	1,548	4,499
Net cash from proceeds of other real estate owned	313	330
Proceeds from sales and maturities of investments	106,137	162,129
Purchases of investments	(45,633)	(197,819)
Increase in loans	(118,044)	(48,853)
Purchases of premises and equipment, net	(1,553)	(398)

Net cash used in investing activities	(57,232)	(80,112)

FINANCING ACTIVITIES
Increase (decrease) in deposits	54,996	(20,601)
(Decrease) increase in other borrowings	(6,315)	4,983
Exercise of stock options	297	1,329
Cash dividends paid	(5,562)	(4,002)
Repurchase of common stock	(8,244)	(489)

Net cash provided by (used in) financing activities	35,172	(18,780)

Increase (decrease) in cash and cash equivalents	5,010	(70,499)
Cash and cash equivalents, beginning of period	73,580	136,422

Cash and cash equivalents, end of period	$78,590	$65,923

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,064	$19,686
Cash paid during the period for taxes on income	9,250	8,215
Transfers from loans to other real estate owned	1,007	—

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

	Three Month Period Ended September 30, 2000			Three Month Period Ended September 30, 1999
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$6,997			$3,716
Basic Earnings Per Share:
Income available to Common Shareholders	$6,997	11,025	$0.63	$3,716	11,237	$0.33
Effect of dilutive securities:
Stock Options		234			132
Diluted Earnings Per Share:
Income available to Common Shareholders	$6,997	11,259	$0.62	$3,716	11,369	$0.33
	Nine Month Period Ended September 30, 2000			Nine Month Period Ended September 30, 1999
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$20,201			$15,301
Basic Earnings Per Share:
Income available to Common Shareholders	$20,201	11,169	$1.81	$15,301	11,212	$1.36
Effect of dilutive securities:
Stock Options		233			132
Diluted Earnings Per Share:
Income available to Common Shareholders	$20,201	11,402	$1.77	$15,301	11,344	$1.35

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

    Selected Financial Data—Summary.  The following table provides certain selected financial data as of and for the three and nine month periods ended September 30, 2000 and 1999 (unaudited).

	Quarter Ended		Year-to-Date
Consolidated Financial Data—Mid-State Bancshares	Sept. 30, 2000	Sept. 30, 1999	Sept. 30, 2000	Sept. 30, 1999
	(Unaudited)
	(In thousands, except per share data)
Interest Income (not taxable equivalent)	$28,262	$25,352	$81,300	$74,137
Interest Expense	7,122	6,526	20,218	19,659

Net Interest Income	21,140	18,826	61,082	54,478
Provision for Loan Losses	300	20	400	50

Net Interest Income after provision for loan losses	20,840	18,806	60,682	54,428
Non-interest income	4,553	4,467	13,420	13,094
Non-interest expense—operating	14,724	13,869	43,070	40,991
Non-interest expense—merger charges	—	2,930	—	2,930

Income before income taxes	10,669	6,474	31,032	23,601
Provision for income taxes	3,672	2,758	10,831	8,300

Net Income	$6,997	$3,716	$20,201	$15,301

Per share:
Net Income—basic	$0.63	$0.33	$1.81	$1.36
Net Income—diluted	$0.62	$0.33	$1.77	$1.35
Weighted average shares used in Basic E.P.S. calculation	11,025	11,237	11,169	11,212
Weighted average shares used in Diluted E.P.S. calculation	11,259	11,369	11,402	11,344
Cash dividends	0.18	0.14	0.50	0.35
Book value at period-end			15.31	13.94
Ending Shares			11,006	11,285
Financial Ratios
Return on assets	1.99%	1.04%	1.96%	1.47%
Return on equity	16.71%	9.46%	16.43%	13.26%
Net interest margin (not taxable equivalent)	6.52%	5.79%	6.44%	5.75%
Net interest margin (taxable equivalent yield)	6.81%	6.05%	6.73%	5.95%
Net loan losses to avg. loans	0.10%	0.02%	0.07%	0.06%
Efficiency ratio (includes impact of merger charges)	57.3%	72.1%	57.8%	65.0%
Period Averages
Total Assets	$1,399,558	$1,411,129	$1,378,169	$1,389,103
Total Loans	859,978	678,562	832,588	669,502
Total Earning Assets	1,289,273	1,288,942	1,267,054	1,266,889
Total Deposits	1,213,469	1,246,389	1,198,199	1,221,072
Common Equity	166,575	155,917	164,283	154,230

Balance Sheet—At Period-End
Cash and due from banks	$78,590	$51,923
Investments and Fed Funds Sold	406,186	564,040
Loans, net of deferred fees, before allowance for loan losses	884,621	722,740
Allowance for Loan Losses	(13,093)	(14,194)
Other assets	60,315	62,543

Total Assets	$1,416,619	$1,387,052

Non-interest bearing deposits	$256,729	$241,762
Interest bearing deposits	966,721	962,116
Other borrowings	9,042	9,465
Other liabilities	15,674	16,339
Shareholders' equity	168,453	157,370

Total Liabilities and Shareholders' equity	$1,416,619	$1,387,052

Asset Quality & Capital—At Period-End
Non-accrual loans	$5,351	$1,541
Loans past due 90 days or more	416	5,679
Other real estate owned	682	17

Total non performing assets	$6,449	$7,237
Loan loss allowance to loans, gross	1.5%	2.0%
Non-accrual loans to total loans, gross	0.6%	0.2%
Non performing assets to total assets	0.5%	0.5%
Allowance for loan losses to non performing loans	227.0%	196.6%
Equity to average assets (leverage ratio)	12.1%	11.2%
Tier One capital to risk-adjusted assets	15.5%	16.3%
Total capital to risk-adjusted assets	16.7%	17.6%

    Performance Summary.  The Company posted net income of $7.0 million for the three months ended September 30, 2000 compared to $3.7 million in the like 1999 period. These earnings represent an annualized return on assets of 1.99% and 1.04%, respectively, for the comparable periods. The annualized return on equity was 16.71% for the third quarter of 2000 compared to 9.46% in the third quarter of 1999. On a per share basis, diluted earnings were $0.62 in the 2000 period compared to $0.33 in the like quarter of 1999.

    For the nine months year-to-date, the Company posted net income of $20.2 million in 2000 compared to $15.3 million in the like 1999 period. These earnings represent an annualized return on assets of 1.96% and 1.47%, respectively, for the comparable periods. The annualized return on equity was 16.43% for the first nine months of 2000 compared to 13.26% in the nine month period ended September 30, 1999. On a per share basis, diluted earnings were $1.77 in the 2000 period compared to $1.35 in 1999.

    Net Interest Income.  Mid-State's annualized yield on interest earning assets was 8.57% for the first nine months of 2000 (8.86% on a taxable equivalent basis) and 8.72% (9.01% on a taxable equivalent basis) for the third quarter of 2000. This compares to 7.82% in the nine month 1999 period (8.03% on a taxable equivalent basis) and 7.80% in the third quarter of 1999 (8.06% on a taxable equivalent basis). This increase in yield is related to a change in mix of earning assets (average loans represented 65.7% of earning assets in the first nine months of 2000 compared to 52.8% one year earlier) and to the rise in interest rates when comparing the two periods. The Prime Rate, to which many of the Bank's loans are tied, averaged 9.18% in the first nine months of 2000 compared to 7.87% in the 1999 period. Conversely, annualized interest expense as a percent of earning assets remained comparable to the prior year. In the first nine months of 1999, annualized interest expense represented 2.07% of earning assets compared to 2.13% in this year's first nine month period. Similarly, the annualized interest expense in the third quarter of this year was 2.20% compared to 2.01% in the like quarter of 1999. Overall, Mid-State's annualized net interest income, expressed as a percent of earning assets, improved from 5.75% for the nine month period of 1999 (5.95% on a taxable equivalent basis) to 6.44% in the comparable 2000 period (6.73% on a taxable equivalent basis). For the third quarter of 2000 compared to the third quarter of 1999, net interest income, expressed as a percent of earning assets, improved from 5.79% (6.05% taxable equivalent) to 6.52% (6.81% taxable equivalent).

    Average earning assets for the nine months ended September 30, 2000 were comparable to the like 1999 period ($1,267.1 million compared to $1,266.9 million). Average deposits in this same time-frame were down $22.9 million, ($1,198.2 million compared to $1,221.1 million), reflecting a conscious decision to reduce dependence on certain high cost brokered deposits acquired through the Bank's recent merger with City Commerce Bank. In comparing third quarter 2000 to third quarter 1999, average earning assets increased slightly from $1,288.9 million one year ago to $1,289.3 million and average deposits declined $32.9 million from $1,246.4 million one year ago to $1,213.5 million.

    Provision and Allowance for Loan Losses.  The Bank made a provision to the allowance for loan losses of $400 thousand in the first nine months of 2000. The Bank provided $50 thousand in the comparable 1999 period. Management continues to believe that the allowance, which stands at 1.5% of total loans at September 30, 2000, down from 2.0% one year earlier, is adequate to cover future losses. The $13.1 million allowance is about 203% of the level of non performing assets which stand at $6.4 million compared to $7.2 million one year earlier. Non performing assets consist of loans on non-accrual, accruing loans 90 days or more past due and Other Real Estate Owned. Other Real Estate Owned reflects property acquired through foreclosure which had secured Bank loans on which the borrower defaulted. While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty, how and under what terms, problem assets will be resolved.

    Changes in the allowance for loan losses for the periods ended September 30, 2000 and 1999 are as follows (in thousands):

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2000	1999	2000	1999
Balance at beginning of period	$13,000	$14,211	$13,105	$14,441
Provision for loan losses	300	20	400	50
Loans charged off	(369)	(286)	(943)	(1,196)
Recoveries of loans previously charged-off	162	249	531	899

Balance at end of period	$13,093	$14,194	$13,093	$14,194

    At September 30, 2000, the recorded investments in loans which have been identified as impaired totaled $5,519,000, all of which were tied to corresponding valuation allowances totaling $1,238,000. Impaired loans totaled $10,085,000 at September 30, 1999, all of which were tied to corresponding valuation allowances totaling $1,872,000. The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position. For the quarter ended September 30, 2000, the average recorded investment in impaired loans was $6,306,000, which was comparable to the 1999 period. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

    Non-interest Income.  Non-interest income for the first nine months of 2000 was $13.4 million, up from $13.1 million earned in the same 1999 period, an increase of 2.5%. The increase was related to improved service charge income of some $282 thousand over the comparable periods, increases in the Company's merchant mastercard income of about $790 thousand, and the reversal of a reserve on investments in real estate of $267 thousand. While these three areas recorded increases two other areas showed decreases and served to partially offset these gains. Income from mortgage origination and loan servicing was off some $260 thousand from the levels in the first nine months of 1999 and there was a reduction in recoveries of interest amounts associated with loans previously charged-off of $699 thousand.

    Non-interest Expense.  Non-interest expense for the first nine months of 2000 was $43.1 million compared to $43.9 million in the first nine months of 1999. Increases in salaries and employee benefits of $1.8 million and increases in occupancy costs of $120 thousand offset by a reduction in non recurring merger charges of $2.9 million accounted for the overall decrease in the 2000 period.

    Provision for Income Taxes.  The year-to-date provision for income taxes was $10.8 million, compared to $8.3 million for the same period in 1999. The effective tax rate in 2000 was 34.9% compared to 35.2% in 1999. The effective tax rate in 2000 is somewhat lower than the prior year's nine month period due to an increase in tax exempt income recognized by the Company during 2000. While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.

    Balance Sheet.  Total assets at September 30, 2000 totaled $1,416.6 million, up 2.1% from the level one year earlier of $1,387.1 million. The mix of these assets has changed considerably from one year earlier. Net loans have increased from $708.5 million at the end of September, 1999 to $871.5 million in 2000. Investments and fed funds sold were significantly lower, having declined from $564.0 million one year earlier to $406.2 million this year. Other non-earning asset categories declined when comparing 2000 to 1999.

    Total asset growth was funded through a $19.5 million increase in deposits and a $11.1 million increase in stockholders' equity when comparing 2000 over 1999. The stockholders' equity increase was primarily due to the retention of earnings over the intervening 12 month period which was partially offset by an unrealized loss on available for sale securities over the same time period and the stock repurchase program. There was a modest decrease in other borrowing and liabilities of $1.1 million, comparing the quarter-end periods.

    Mid-State's loan to deposit ratio of 72.3% at September 30, 2000 is up significantly from the 60.0% ratio one year earlier. There is ample internal liquidity to fund improvements in this ratio through Mid-State's investment portfolio which has approximately 93% of its investments categorized as available for sale.

    Investment Securities.  Of the $406.2 million portfolio noted above, 15% is invested in U.S. Treasury securities, 25% is invested in U.S. Government agency obligations, 57% is invested in securities issued by states and political subdivisions in the U.S. and 3% is invested in mortgage-backed securities and other securities. Over eighty percent of all investment securities mature prior to December 31, 2005. Approximately 30% of these securities mature in less than one year. The Bank's investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 17 years. The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

    Capital Resources.  Total stockholders' equity increased from $157.4 million at September 30, 1999 to $168.5 million at September 30, 2000. Net income over this 12 month time period was $26.9 million less cash dividends of $7.1 million less a $0.8 million increase in unrealized losses on available for sale securities plus $0.3 million in stock options exercised less $8.2 million of stock repurchased, collectively accounted for the $11.1 million increase. Capital continues to be strong with Mid-State Bancshare's ratio of tier one equity capital to average assets ("leverage ratio") at 12.1% up from 11.2% one year earlier. Mid-State's ratios of tier one capital and total capital to risk-adjusted assets declined, principally because of the change in asset mix away from investment securities with lower risk weightings into loans with their 100% risk weightings. The Tier One ratio went from 16.3% one year earlier to 15.5% at September 30, 2000. The Total Capital ratio went from 17.6% one year earlier to 16.7% at September 30, 2000. Mid-State substantially exceeds the standards to be considered well capitalized which are 6.0% for the ratio of tier one capital to risk weighted assets, 10.0% for the ratio of total capital to risk weighted assets, and 5.0% for the ratio of tier one capital to total assets.

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

Item 3—Quantitative and Qualitative Disclosure About Market Risk

    The Bank's risk exposure to changes in interest rates is minimal. A recent review of the potential changes in the Bank's net interest income over a 12 month time horizon showed that it could fluctuate under very extreme alternative rate scenarios from between +1.7% and -6.4% of the base case (rates unchanged) of $86.0 million. The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management feels that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

    The following table presents a summary of the Bank's net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant (Prime down to 5.50% over 12 months)	-6.4%
Rates Down Significant (Prime down to 7.00% over 12 months)	-4.6%
Rates Down Modestly (Prime down to 8.50% over 12 months)	-1.8%
Base Case—Rates Unchanged (Prime unchanged at 9.50% over 12 months)	—
Rates Up Modestly (Prime up to 10.50% over 12 months)	+1.8%
Rates Up Aggressive (Prime up to 12.00% over 12 months)	+1.6%
Rates Up Very Aggressive (Prime up to 13.50% over 12 months)	+1.7%

    Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $614.4 million) interest is based on rates set at the discretion of Management ranging from 0.50% to 2.37%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments. These characteristics are the main reasons that a 4% decline in Prime decreases net interest income by 6.4% while a 4% increase in Prime increases net interest income just 1.7%. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

    It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and Management's responses. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, and excluding the first nine months of 2000, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.71% to a high of 6.09% (not taxable equivalent). The Bank's net interest margin in the first nine months of 6.44% is high by historical standards and relates to both the higher level of interest rates and the change in mix of earning assets (the Bank now has a larger portion in loans vis-i-vis Investment Securities). The net interest margin under the alternative scenarios ranges from 5.94% to 6.45%. Management feels this range of scenarios, while high by historical standards, is consistent with current experience, but no assurances can be given that actual future experience will fall within this range.

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

    No matters were submitted to the Shareholders for a vote during the third quarter of 2000.

Item 5—Other Information

    Not applicable.

Item 6—Exhibits and Reports on Form 8-K

  A)
  Exhibits
Exhibit No.	Exhibit

27	Financial Data Schedule (for SEC use only)

  B)
  Reports on Form 8-K

  The Company filed two reports on Form 8-K during the first nine months of 2000. On February 8, 2000, the Company filed one report on Form 8-K concerning the appointment of Mr. James W. Lokey as President and Chief Executive Officer of Mid-State Bank, the Company's wholly owned subsidiary, effective March 1, 2000. Mr. Carrol R. Pruett, former Mid-State Bank President continues as Chairman of the Board of Mid-State Bank and Mid-State Bancshares, as well as, President and Chief Executive Officer of Mid-State Bancshares.

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

MID-STATE BANCSHARES (registrant)
Date: November 7, 2000	By:	/s/ CARROL R. PRUETT CARROL R. PRUETT Chairman and Chief Executive Officer
Date: November 7, 2000	By:	/s/ JAMES G. STATHOS JAMES G. STATHOS Executive Vice President and Chief Financial Officer

QuickLinks

Mid-State Bancshares September 30, 2000 Index
PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES