Form 10-K405
period 2000-12-31
MID-STATE BANCSHARES
filed 2001-04-02
CIK 1027324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20529

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period N/A to N/A

Commission file number 000-23925

MID-STATE BANCSHARES

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0442667 (I.R.S. Employer Identification No.)

1026 Grand Ave., Arroyo Grande, CA 93420
(Address of principal executive offices, including Zip Code)

(805) 473-7700
Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(no par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports) Yes /x/  No / /, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./x/

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 14, 2001 was $315,900,633.

The number of shares of common stock of the registrant outstanding as of March 14, 2001 was 21,915,880.

The following documents are incorporated by reference herein: Part III, Items 10 through 13 are incorporated from Registrant's definitive proxy statement for the 2001 Annual Meeting of Shareholders.

i

PART I

    Certain statements contained in this Annual Report on Form 10-KSB ("Annual Report"), including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar impact, constitute "forwardlooking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company's business, and other factors referenced in this report, including in "Item 1. Business—Factors that May Affect Future Results of Operations." The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1. DESCRIPTION OF BUSINESS

Mid-State Bancshares and Mid-State Bank

    Mid-State Bancshares (the Company) is the parent company to Mid-State Bank (the Bank), its 100% owned principal subsidiary. Mid-State Bancshares (formerly BSM Bancorp) was formed on July 10, 1998, the effective date of the merger of Bank of Santa Maria with and into Mid-State Bank. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (BHC Act), and is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (Federal Reserve Board).

    Mid-State Bank was incorporated under the laws of the State of California and commenced operations on June 12, 1961 as a California state chartered bank. The Bank's accounts are insured by the Federal Deposit Insurance Corporation (FDIC), but it is not a member of the Federal Reserve System. At December 31, 2000 the Company had total assets of $1.46 billion, total deposits of $1.23 billion and total shareholders' equity of $177.1 million.

    The Bank operates 34 full service retail banking offices along the central coast of California throughout Santa Barbara, San Luis Obispo and Ventura counties. The Bank's headquarters is located in Arroyo Grande and it also serves the communities of Paso Robles, Cambria, Templeton, Atascadero, Cayucos, Morro Bay, Los Osos, San Luis Obispo, Pismo Beach, Grover Beach, Guadalupe, Nipomo, Santa Maria, Orcutt, Lompoc, Vandenberg Village, Buellton, Santa Ynez, Solvang, Goleta, Oxnard and Santa Barbara. In the first quarter of 2001, the Bank plans to open another office in Camarillo. The headquarters' mailing address is 1026 Grand Ave., Arroyo Grande, CA 93420, Telephone: (805) 473-7700. The Bank can also be reached through its internet address at www.midstatebank.com.

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

    The Company, through the Bank, derives its income primarily from interest received on real estate loans, commercial loans and consumer loans and, to a lesser extent, from interest on investment securities, fees received in connection with loans and other services offered, including loan servicing, escrow and deposit services. The Company's major operating expenses are the interest it pays on deposits and borrowings and its general operating expenses. The Bank relies on a foundation of locally generated deposits which has a relatively low cost of funds due to a high percentage of low cost and non-interest bearing deposits. The Company's operations, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market, the fiscal and regulatory policies of the federal government and of the regulatory authorities that govern financial institutions. See "Supervision and Regulation."

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

Bank Subsidiaries

    The Bank operates two wholly owned subsidiaries—Mid-Coast Land Company and MSB Properties. Mid-Coast Land Company was founded in 1984 pursuant to section 751.3 of the Financial Code of the State of California. Section 751.3 provided that State chartered banks were authorized to invest in a corporation that engaged in real estate activities. Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA) which became law in December 1991, the Bank, through Mid-Coast Land Company, was required to divest itself of its real estate development activities. That process has now been substantially completed. The holdings and results of operations of Mid-Coast Land are included within the consolidated financial statements of the Company. For further information concerning Mid-Coast Land Company, see the Subsidiary Activity section of the Management's Discussion and Analysis section and Footnote number 7 to the Financial Statements included in Item 8 of this Report.

    MSB Properties was incorporated under the laws of the State of California in May of 1968 allowing for the ownership of property which may be reasonably necessary for the expansion of the Bank's business, or which is otherwise reasonably related to the conduct of the Bank's business, pursuant to Section 752 of the Financial Code of the State of California.

    The holdings and results of operations of MSB Properties are included within the consolidated financial statements of the Company. On a stand-alone basis, MSB Properties had earnings of $1.4 million, $1.5 million, and $1.4 million in 2000, 1999, and 1998, respectively. For further information concerning MSB Properties, see the Subsidiary Activity portions of the Management's Discussion and Analysis section of the Financial Condition and Results of Operations which is included in Item 7 of this Report.

Acquisition of Bank of Santa Maria

    On January 29, 1998, the Bank entered into an Agreement to Merge and Plan of Reorganization (the Agreement) with BSM Bancorp (Bancorp) and its wholly owned subsidiary Bank of Santa Maria (Santa Maria). The merger was completed on July 10, 1998 after obtaining all requisite approvals.

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

Acquisition of City Commerce Bank

    On April 19, 1999, the Company and City Commerce Bank signed a definitive agreement to merge, subject to the approval of banking regulators and City Commerce Bank shareholders. The merger became effective at the close of business on August 31, 1999. The Agreement provided for the exchange of common stock at a ratio of .6775 shares of Mid-State Bancshares common stock for each share of City Commerce common stock, based on the price of Mid-State Bancshares common stock on the effective date of the transaction. The merger was structured to be tax-free, and was accounted for as a pooling-of-interests. As a result prior periods presented herein have been restated to include the accounts of City Commerce Bank.

Selection of New Bank President

    On February 4, 2000, the Board of Directors of Mid-State Bank announced that they had selected Mr. James W. Lokey to be President and Chief Executive Officer of Mid-State Bank. In addition, Mr. Lokey was also appointed to the Board of Directors. Mr. Carrol R. Pruett, formerly President, remains active as Chairman of the Board of Mid-State Bank and Chairman, President and Chief Executive Officer of Mid-State Bancshares, the parent company.

    Mr. Lokey has been in banking for over 25 years. He began his banking career with First Interstate Bank in 1973, after receiving his Bachelor of Science in Finance from California State University-Long Beach. While with First Interstate Bank, he rose through various assignments, achieving the position of Executive Vice President. Mr. Lokey has had extensive experience in most areas of banking, including retail banking, branch management, commercial lending, small business lending, agricultural lending, commercial real estate lending, credit policy and administration. With the 1996 merger of First Interstate Bank into Wells Fargo Bank, Mr. Lokey was responsible for the integration of the Southern California commercial divisions of the two banks, with consolidated assets of $3.6 billion and deposits of $1.3 billion. In 1997, Mr. Lokey left Wells Fargo Bank to become President and Chief Executive Officer of Downey Savings, a $5.2 billion financial institution with 73 offices, headquartered in Newport Beach, California. During Mr. Lokey's tenure, Downey posted record earnings and loan production, and by year-end 1998, had increased its assets to $6.3 billion with 91 offices.

    Mr. Lokey, who officially joined the Bank on March 1, 2000, is responsible for the Bank's day-to-day operations. It is contemplated that this will allow Mr. Pruett to devote more of his time and energy to developing strategies and exploring opportunities that will contribute to the Company's future success. Mr. Pruett had served in the capacity of President since 1967 when, at the age of 29, he became the youngest Bank President in the State of California. His continued involvement is important to the Company and provided for a smooth transition to a new Chief Executive Officer for the Bank.

New Appointee to the Board of Directors

    Two of Mid-State Bancshares Board of Directors stepped down from their duties during 2000. Mr. Clifford H. Clark was named director emeritus and Mr. William A. Hares retired. As previously noted, Mr. Lokey joined the Board of Directors and the Company subsequently announced the appointment of Ms. Trudi G. Carey in June of 2000. Ms. Carey is the president of The Carey Group, Inc., an architectural, construction, property management and development firm. She has been a licensed architect, real estate broker and general contractor in the state of California since 1978. In addition, she is president of Salesworks, Inc., a new home marketing brokerage firm. Both firms are headquartered in Santa Barbara, California. Active in the community, Ms. Carey has been a member of the National Association of Home Builders, the Building Industry Association, National Association of Realtors, California Association of Realtors, Santa Barbara Board of Realtors and the Sales and Marketing Council. With the increased presence in southern Santa Barbara and Ventura counties following the acquisition of City Commerce Bank, the addition of Ms. Carey will help expand the Bank's involvement in these communities.

New Trust Department

    Mid-State Bank formally opened its new Trust Department on January 2, 2001, to provide trust, investment management and estate settlement services in San Luis Obispo, Santa Barbara, and Ventura counties. The Trust Department will offer a variety of financial and trust-related services including: trustee or successor trustee for trust accounts, estate settlement services, guardianships and conservatorships for minors and adults who are no longer able to manage their own affairs. In addition, the Trust Department will offer investment management services for those who no longer wish to handle the management of their investment portfolios, or who have inherited investments from a family member and need investment management. The department will also provide custody services for customers' financial assets. This department will conduct business from regional trust centers and offer personalized face-to-face service. The first office is located in the Bank's San Luis Obispo branch at 75 Santa Rosa Street.

Services

    The Bank offers a full range of commercial banking services including Checking accounts, NOW accounts, Savings accounts, Money Market accounts, and various types of time certificates of deposit (including various maturities and individual retirement accounts). The Bank makes a variety of construction and land development loans, real estate related loans, home equity credit lines, installment loans, agricultural and commercial loans, SBA loans, and credit card lines. Other services offered by the Bank include, but are not limited to, safe deposit boxes, travelers cheques, notary public, merchant depository services for VISA and Mastercard, cash management, home banking, telephone voice response system and ATM's.

    The Bank's organization and structure is designed to serve the banking needs of individuals and small to medium sized businesses in Santa Barbara, Ventura and San Luis Obispo counties.

Deposit and Liability Management

    Deposits represent the Bank's primary source of funds. As of December 31, 2000 the Bank had approximately 28,183 non-interest bearing demand deposit accounts representing $275.6 million, or $9,779 per account. The Bank also had over 103,164 NOW, Money Market and Savings accounts amounting to $606.9 million on deposit, or about $5,883 per account. There were over 17,176 time certificates of deposit outstanding at December 31, 2000, representing $348.7 million on deposit with an average deposit balance of approximately $20,302. Of the total time certificates of deposit, only $120.4 million represented holders who carried an amount on deposit of $100,000 or more, approximately 35% of the total.

    The Bank is not dependent on a single or a few customers for its deposits, most of which are obtained from individuals and small to medium sized businesses. This results in the relatively small average balances noted above and allows the Bank to be less subject to the adverse effects of the loss of a large depositor. As of December 31, 2000, no individual, corporate, or public depositor accounted for more than 2% of the Bank's total deposits.

    Liquidity is the Bank's ability to meet fluctuations in deposit levels and to provide for the credit needs of its customers. The objective in liquidity management is to maintain a balance between the sources and uses of funds. Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits. The Bank holds overnight Fed Funds Sold as a cushion for temporary liquidity needs. For 2000, Fed Funds Sold averaged $24.5 million representing 1.8% of average assets. In addition, the Bank maintains Federal Funds lines of $60 million with major correspondents, subject to customary terms for such arrangements.

    The Bank's internally calculated liquidity ratio, which measures the percentage of total liabilities (excluding equity) which are used to fund cash, cash equivalents and non-pledged marketable securities, was 34.0%—well above the Bank's policy minimum of 15%.

Loans

    The Bank's Loan to Deposit ratio stood at approximately 74.7% at year-end 2000. It is the Bank's goal to maintain its Loan to Deposit ratio in the 65% to 75% range while maintaining credit quality.

    The Bank maintains an allowance for loan losses which is netted against loans on the balance sheet. Additions to the allowance are made by charges to operating expenses. All loans deemed to be uncollectible are charged to the allowance; subsequent recoveries are credited to the allowance. The amount in the loan loss allowance is an estimate of the losses inherent in the loan portfolio as determined by a variety of factors considered by Management. Factors include, but are not limited to, the current economic climate, type and quality of loans in the portfolio, trends in delinquencies, losses, non-accrual totals, diversification of the portfolio, value of available collateral and the cost of collateral liquidation.

    As of December 31, 2000, the Bank's allowance for loan losses stood at $13.3 million or 1.4% of gross loans. It also represents 281% of nonperforming loans (non-accrual loans plus loans 90 days or more past due). Outside factors, not within the Bank's control, such as adverse changes in the economy, can effect the adequacy of the allowance and there can be no assurance that in any given period, the Bank might not suffer losses which are substantial in relation to the size of the allowance. During 2000, the Bank experienced charge-offs, net of recoveries, of $0.5 million, or 0.06% of average loans.

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

    Mid-State Bank's credit administration function includes an internal review and the regular use of an outside loan review firm.

Loan Portfolio

    At December 31, 2000, Mid-State Bank's gross loan portfolio totaled $923.2 million. The portfolio is distributed as follows:

Construction and Land Development	18.3%
Real Estate—Farmland	2.9%
Real Estate—Residential	7.3%
Real Estate—Non Farm, Non Residential	38.2%
Home Equity Credit Lines	6.0%
Credit Card and Related	1.0%
Installment	3.4%
Agricultural Production	3.1%
Commercial, Other	19.8%

100.0%

    The interest rates charged for the loans made by the Bank vary with the degree of risk, size and maturity of the loans. Rates are generally affected by competition, the client's deposit relationship with the Bank, and the Bank's cost of funds.

    Commercial Loans. The Bank provides personal financial services to diverse commercial and professional businesses in the marketplace. Commercial loans consist primarily of short-term loans (normally with a maturity of under one year) for working capital and business expansion. Commercial loans typically include revolving lines of credit collateralized by inventory, accounts receivable and equipment. Emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment, and in some instances, third-party guarantees or highly liquid collateral (such as time deposits and investment securities). Commercial loan pricing is generally at a rate tied to the prime rate (as quoted in The Wall Street Journal) or the Bank's reference rates.

    The Bank participates in a Small Business Administration (SBA) loan guarantee program. Those programs used include both the 504 program, which is focused toward longer-term financing of buildings and other long-term assets, and the 7A program, which is primarily used for financing of equipment, inventory and working capital needs of eligible businesses, generally over a three-to-seven year term. The Bank's collateral position in the SBA loans is enhanced by the SBA guarantee in the case of 7A loans, and by lower loan-to-value ratios under the 504 program.

    The Bank was designated in May 2000 as a preferred lender by the SBA, allowing it to process these loans quicker. Under the SBA's Preferred Lending Program, the SBA delegates a substantial degree of lending authority to participating lenders, such as the Bank.

    Real Estate Construction and Development Loans. The Bank's real estate construction loan activity has focused on providing short-term (less than one year maturity) loans to individuals and developers with whom the Bank has established relationships with, for the construction primarily of single-family residences in the Bank's market area.

    Residential real estate construction loans are typically secured by first deeds of trust and require guarantees of the borrower. The economic viability of the project and the borrower's creditworthiness are primary considerations in the loan underwriting decision. The Bank utilizes approved independent local appraisers as well as in-house staff, and loan-to-value ratios which generally do not exceed 70% to 80% of the appraised value of the property. The Bank monitors projects during the construction phase through regular construction inspections and a disbursement program tied to the percentage of completion of each project.

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

    Commercial Real Estate Term Loans. The Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the properties are either used by the owner for business purposes (owner-used properties) or have income derived from tenants (investment properties). The Bank's loan policies require the principal balance of the loan to be no more than 70% of the stabilized appraised value of the underlying real estate collateral. The loans, which are typically secured by first deeds of trust only, generally have terms of no more than ten years and are amortized over 25 years. Most of these loans have rates tied to the prime rate, with many adjusting whenever the prime rate changes. The remaining loans adjust every five years depending upon the term of the loan.

    Consumer and Other Loans. The Bank's consumer and other loan portfolio is divided between installment loans secured by automobiles, other consumer purposes and revolving, unsecured consumer debt such as credit card receivables. Installment loans tend to be fixed rate and longer-term (one-to-five-year maturity). The Bank's portfolio of credit card and related loans, issued as an additional service to its clients, is minimal at just 1.0% of total loans.

Investment Securities

    The Bank maintains a portfolio of investment securities to provide income and to serve as a secondary source of liquidity for its operations in conjunction with Federal Funds Sold (see Deposit and Liability Management above). The Bank's investment policy provides for the purchase of United States Treasury Securities, United States Government Agency Securities, Mortgage Backed Securities, Obligations of State and Political Subdivisions, and Other Securities as permitted by Federal and State regulation. As of December 31, 2000, the aggregate carrying value of the Investment Portfolio was $407.5 million. Of this total, $52.1 million was invested in U.S. Treasury Securities, $88.0 million in U.S. Government Agencies, $4.4 million in Mortgage Backed Securities, $255.2 million in Obligations of State and Political Subdivisions and $7.7 million in Other Securities. The types of securities held are influenced by several factors, which include: rate of return, maturity, and risk. Generally, the Bank endeavors to stagger the maturities of its securities so that it has regular maturities for liquidity purposes.

    Acceptable securities may be pledged to secure public deposits from State and Public Agencies. As of December 31, 2000, the Bank had public funds totaling approximately $22.0 million. The Bank has made available $30.0 million of securities to securitize these funds. Excess collateral can be released as needed.

Economic Climate

    The economy in the Bank's trade area is based upon agriculture, oil, tourism, light industry, aerospace industries and retail trade. Services supporting those involved in these industries have also developed in the areas of medical, financial and educational services. Population in the three county area, according to the U.S. Bureau of the Census, is estimated at July 1999 to be 1.4 million. Ventura County represents about 54% of this total with Santa Barbara and San Luis Obispo counties accounting for 29% and 17%, respectively. Certain economic activities are unique to the area such as the space launching facilities at Vandenberg Air Force Base (which is now also being used by private commercial, enterprises) and the production of seeds for various flowers grown worldwide. While major oil companies have elected to do business elsewhere (due to very stringent county business regulations), smaller production companies have moved in to continue the oil industry in the area. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches make large contributions to the local economy. Access to numerous recreational activities, including both mountains and beaches, provide a fairly stable tourist industry from larger metropolitan areas such as the Los Angeles/Orange County basin and the San Francisco Bay area. With the diversity of the various types of industries in the Bank's service area, the Central Coast, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity than many other areas of California.

Competition

    The banking business in California generally, and in the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as international banking which is not offered directly by the Bank, but which can be offered indirectly by the Bank through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual customer are based upon a percentage of a bank's total capital accounts.) The Bank's unsecured and secured lending limits at December 31, 2000, and December 31, 1999, were approximately $28.2 million and $47.0 million, respectively.

    Within the Bank's trade area there are few companies who would require more funds than the Bank can legally lend. Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities, also provide competition for the Bank in the acquisition of deposits. Banks also compete with money market funds and other money market instruments which are not subject to interest rate ceilings.

    Commercial banks compete with savings and loan associations, credit unions, other financial institutions, securities brokerage firms and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

    In order to compete with other competitors in their primary service areas, the Bank attempts to use, to the fullest extent, the flexibility which its independent status permits. This includes an emphasis on specialized services, local promotional activity, and personal contacts by its officers, directors and employees. In particular, the Bank offers highly personalized banking services.

Employees

    At December 31, 2000, the Bank had a total of 806 employees. A number of these employees are part-time however. On a full-time equivalent basis, employees represent 734 positions. The Bank believes that its employee relations are satisfactory.

Effect of Governmental Policies and Legislation

    Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

    The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact on the Bank of any future changes in monetary policies cannot be predicted.

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, the California legislature and before various bank regulatory and other professional agencies. See "Financial Services Modernization Legislation."

Supervision and Regulation

    The Bank is extensively regulated under both federal and state law. Set forth below, is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Company

    The Company is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with, and subject to the supervision of, the Federal Reserve Board. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

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

The Bank

    The Bank is chartered under the laws of the State of California and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the State Department of Financial Institutions ("DFI") and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition.

    Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

    If, as a result of an examination of a bank, the FDIC or the DFI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to these regulatory agencies. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which for a California chartered bank would result in a revocation of the bank's charter.

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

    A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses, cumulative preferred stock, long-term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

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

    Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends. The following table presents the capital ratios for the Company and the Bank as of December 31, 2000 compared to minimum applicable regulatory capital requirements and the requirement to be a "well capitalized" bank.

	December 31, 2000
	Company Actual	Bank Actual	Minimum Capital Requirement	Well Capitalized
Leverage Ratio	12.3%	12.1%	4.0%	5.0%
Tier One Risk-Based Ratio	15.5%	15.3%	4.0%	6.0%
Total Risk-Based Ratio	16.7%	16.5%	8.0%	10.0%

    On January 1, 1998, new legislation became effective which, among other things, gave the power to the DFI to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of the bank is less than the greater of (i) 3% of the bank's total assets or (ii) $1.0 million.

Prompt Corrective Action and Other Enforcement Mechanisms

    Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including, but not limited to, those institutions that fall below one or more prescribed minimum capital ratios described above. An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

    In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

Safety and Soundness Standards

    The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; asset growth; earnings; and compensation, fees and benefits.

    In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: conduct periodic asset-quality reviews to identify problem assets; estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; compare problem asset totals to capital; take appropriate corrective action to resolve problem assets; consider the size and potential risks of material asset concentrations; and provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

    Through the Bank Insurance Fund ("BIF"), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for the Bank would have a material adverse effect on the Company's condition since it would result in the revocation of the Bank's charter and the cessation of its operations as a going concern.

    All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the third quarter of 2000 at approximately $.021 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

Financial Services Modernization Legislation

    On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

    The law also: broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries; provides an enhanced framework for protecting the privacy of consumer information; adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system; modifies the laws governing the implementation of the Community Reinvestment Act; and addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

    The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on their operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Company and the Bank.

Financial Holding Companies

    Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. The Company has not yet elected to become a financial holding company.

    "Financial in nature" activities include: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

    A bank holding company must meet three requirements before becoming a financial holding company: all of the bank holding company's depository institution subsidiaries must be (1) well capitalized, (2) well managed, and (3) in compliance with the Community Reinvestment Act (except in limited circumstances). In addition, the bank holding company must file with the Federal Reserve Board a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the foregoing criteria.

    Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of the company to conform to those permissible for a bank holding company. No Federal Reserve Board approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. In December 2000, the Federal Reserve Board approved an interim rule defining the three categories of activities financial in nature or incidental to a financial activity: lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities; providing any device or other instrumentality for transferring money or other financial assets; or arranging, effecting or facilitating financial transactions for the account of third parties. The interim rule also establishes a mechanism through which financial holding companies or other interested parties may request that the Federal Reserve Board find that a particular activity falls within one of these three categories. For example, the Federal Reserve Board has recently issued a proposed rule that would grant financial holding companies the right to act as real estate brokers and managers.

    A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Privacy

    Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide: initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; annual notices of their privacy policies to current customers; and a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties. The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

Consumer Protection Rules—Sale of Insurance

    In December 2000, pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001 and applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure, before the completion of the sale of an insurance product or annuity, that such product: is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate; is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and has certain risks of investment, including the possible loss of value. The depository institution may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

Safeguarding Confidential Customer Information

    In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to: identify and assess the risks that may threaten customer information; develop a written plan containing policies and procedures to manage and control these risks; implement and test the plan; and adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security. Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines are effective July 1, 2001.

    The Company currently meets all the requirements for financial holding company status. However, the Company does not expect to elect financial holding company status unless and until it intends to engage in any of the expanded activities under the GLB Act which require such status. Unless and until it elects such status, the Company will only be permitted to engage in non-banking activities that were permissible for bank holding companies as of the date of the enactment of the Financial Services Modernization Act.

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

Accounting Changes

    From time to time the Financial Accounting Standards Board ("FASB") issues pronouncements which govern the accounting treatment for the Company's financial statements. For a description of the recent pronouncements applicable to the Company see the Notes to the Financial Statements included in Item 7 of this Report. The FASB recently agreed to solicit comments by means of an Invitation to Comment as part of its business combinations project. Through this process, the FASB has determined to make certain changes to the methods of accounting for business combinations, among them, most notably, the elimination of the "pooling method" of accounting. The FASB currently plans to issue its final Statement on this matter in June 2001. Financial institutions often prefer to account for mergers using this method and many of the mergers in the financial institutions industry in the last several years have been accounted for using the pooling method. The impact of this accounting change, if adopted, on mergers and acquisitions involving financial institutions and upon the Company and the value of its common stock cannot presently be predicted.

Factors That May Affect Future Results of Operations

    Dependence on Real Estate. A significant portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2000, real estate served as the principal source of collateral with respect to approximately 72.7% percent of the Company's loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

    Interest Rate Changes. The earnings of the Company and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Bank's current volume and mix of interest-bearing liabilities and interest-earning assets, the Bank's interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. If interest rates continue to decline, competitive pressure and other factors may prevent us from making proportionate decreases in the interest rates we pay on deposits, especially MMDA and NOW accounts, resulting in a larger decrease in our interest rate spread. Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on our business, financial condition and results of operations.

    Competition. Competition may adversely affect our performance. The financial services business in our market area is highly competitive, and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of the services we provide. Increasing levels of competition in the banking and financial services businesses may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending on the nature or level of competition.

    Regulation. We are subject to government regulation that could limit or restrict our activities, adversely affecting our operations. The financial services industry is heavily regulated. Federal and state regulation is designed to protect the deposits of consumers, not to benefit our shareholders. The regulations impose significant limitations on our operations, and may be changed at any time to impose significant new limitations, possibly causing our results to vary significantly from past results. Government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us.

    Borrowers' Failure to Perform. A significant number of our borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, resulting in losses for us. We have adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowances for credit losses. Management believes these provisions are reasonable and adequate, and should keep credit losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect our results of operations.

    California Energy Crisis. The recent California energy crisis has resulted in higher energy costs to consumers, who have also seen disruptions in service and face uncertainty about the future availability and cost of power. Various legislative, regulatory and legal remedies to the California crisis are being pursued, but their outcome is uncertain and far reaching and the solution is not likely to be immediate. Continued deterioration of the California energy resources could have a material adverse affect on the Company's customers, which may result in adverse affects in the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

    The Company's principal office is located at 1026 Grand Avenue, Arroyo Grande, California. As of December 31, 2000, the Bank owned 23 of its branch offices and leased 12 other Bank locations. The Company believes its present facilities are adequate for its present needs.

Owned by Bank or Subsidiary:	Location of Offices	Encumbrance
Arroyo Grande*	991 Bennett Avenue	NONE
Arroyo Grande	1026 Grand Avenue	NONE
Arroyo Grande*	550 Camino Mercado	NONE
Arroyo Grande*	398 Sunrise Terrace	NONE
Atascadero	6950 El Camino Real	$135,438.14
Buellton	West Highway 246 & Central	NONE
Cambria	1070 Main Street	NONE
Goleta Valley	5956 Calle Real	NONE
Grover Beach	899 Grand Avenue	NONE
Grover Beach*	140 North Second Street	NONE
Guadalupe	905 Guadalupe Street	NONE
Lompoc	828 North "H" Street	NONE
Los Osos	1001 Los Osos Valley Road	NONE
Morro Bay	251 Harbor Street	NONE
Nipomo	615 West Tefft Street	NONE
Paso Robles	845 Spring Street	NONE
Pismo Beach	801 Price Street	NONE
San Luis Obispo	75 Santa Rosa	NONE
San Luis Obispo	2276 Broad Street	NONE
Santa Barbara	33 East Carrillo Street	NONE
Santa Barbara	2222 Bath Street	NONE
Santa Maria	720 North Broadway	NONE
Santa Maria	2739 Santa Maria Way	NONE
Santa Maria	1554 South Broadway	NONE
Santa Maria	519 E. Main Street	NONE
Templeton	1025 Las Tablas Road	NONE
Vandenberg Village	3745 Constellation Road	NONE

Leased by Bank or Subsidiary

Arroyo Grande West Branch In Store Office	1132 West Branch Street	$2,850.00 per month Expires February, 2005
Camarillo**	2357 Pickwick Drive, Suite B	$3,814.50 per month Expires July, 2005
Cayucos	107 North Ocean Avenue	$1,507.00 per month Expires November, 2007
Goleta Valley Hollister Office	5340 Hollister Avenue	$5,907.38 per month Expires February, 2002
Orcutt	1110 East Clark Avenue	$11,240.00 per month Expires October, 2010
Oxnard	300 Esplanade Drive, Suite 110	$10,266.00 per month Expires August, 2012
Oxnard Northside Plaza Office	121-125 Gonzales Boulevard	$6,890.40 per month Expires July, 2007
Paso Robles Creston Road Office	705 Golden Hill Road	$9,529.00 per month Expires October, 2002
Pismo Beach Oak Park Office	865 Oak Park Boulevard	$10,366.00 per month Expires March, 2008
Santa Barbara Milpas Office	914 Carpinteria Street	$9,676.64 per month Expires May, 2017
Santa Maria North Broadway Office—Land	720 North Broadway	$2,226.00 per month Expires December, 2008
Santa Ynez	3600 Sagunto Street	$2,000.00 per month Expires May, 2002
Solvang	1600 Copenhagen Drive	$9,688.69 per month Expires April, 2003
Former Bank Offices Leased by Bank—Which Are Sub-Leased
Nipomo Ground Lease	630 W. Tefft Street	$3,538.67 per month Expires February, 2015
*
All offices listed are full service branch offices, except those with asterisks noted above. Asterisks represent non-banking support offices (e.g., Administration, Data Processing, Supplies Warehouse, Credit Services, et al.)

**
Projected to open for business during the first quarter of 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

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

    The following table summarizes those trades of the Company's Common Stock of which Management is aware, setting forth the approximate high and low trade prices for each quarterly period ended since January 1, 1999. All prices shown below have been adjusted to reflect the two for one stock split which became effective February 26, 2001.

	Sales Prices
Quarter Ended 1999	Low	High
March 31	$13.94	$14.19
June 30	$16.82	$17.75
September 30	$14.82	$15.32
December 31	$15.19	$15.94
	Sales Prices
Quarter Ended 2000	Low	High
March 31	$10.50	$14.00
June 30	$13.25	$14.00
September 30	$14.69	$15.94
December 31	$14.50	$18.63

Holders

    As of December 31, 2000, there were approximately 3,400 holders of the Company's Common Stock. There are no other classes of common equity outstanding.

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

    The ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greater of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to federal law. (See, "Item 1—Description of Business—Prompt Corrective Action and Other Enforcement Mechanisms.") Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.

    The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 1999.

Payable Date		Dividend
January 22, 1999	Mid-State Bancshares	$0.06 per share
April 22, 1999	Mid-State Bancshares	$0.06 per share
July 22, 1999	Mid-State Bancshares	$0.06 per share
October 22, 1999	Mid-State Bancshares	$0.07 per share
January 18, 2000	Mid-State Bancshares	$0.07 per share
April 17, 2000	Mid-State Bancshares	$0.08 per share
July 17, 2000	Mid-State Bancshares	$0.08 per share
October 16, 2000	Mid-State Bancshares	$0.09 per share
January 16, 2001	Mid-State Bancshares	$0.09 per share

    Whether or not dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company's profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company.

Transfer Agent

    ChaseMellon Shareholder Services serves as the Company's transfer agent. Shareholder inquiries regarding holdings of Mid-State Bancshares Common Stock can be directed to:

ChaseMellon Shareholder Services, LLC
P.O. Box 3315
South Hackensack, NJ 07606-1915
1-(888)-540-9878 (U.S. & Canada)
1-(201)-329-8660 (Outside U.S.)

    Alternatively, ChaseMellon can be contacted via the Internet at www.chasemellon.com.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Data—Mid-State Bancshares

(In thousands, except per share amounts)	2000	1999	1998	1997	1996
Year Ended December 31:
Interest income (not taxable equivalent)	$109,967	$99,627	$98,882	$93,091	$85,217
Interest expense	27,599	26,071	29,441	29,060	27,068

Net interest income	82,368	73,556	69,441	64,031	58,149
Provision for loan losses	700	50	300	105	7

Net interest income after provision for loan losses	81,668	73,506	69,141	63,926	58,142
Non-interest income	17,805	17,465	24,736	17,834	17,303
Non-interest expense	57,982	57,488	62,306	57,674	60,596

Income before income taxes	41,491	33,483	31,571	24,086	14,849
Provision for income taxes	14,142	11,430	10,576	5,220	5,668

Net income	$27,349	$22,053	$20,995	$18,866	$9,181

Per share:
Net income—basic	$1.23	$0.98	$0.94	$0.85	$0.42
Net income—diluted	$1.20	$0.97	$0.93	$0.84	$0.41
Weighted average shares for Basic E.P.S. calculation	22,257	22,461	22,351	22,194	22,115
Weighted average shares for Diluted E.P.S. calculation	22,722	22,729	22,547	22,525	22,261
Cash dividends	$0.34	$0.25	$0.14	$0.08	$0.04
Book value at year-end	$8.05	$7.10	$6.74	$5.86	$5.05
Ending shares	22,019	22,574	22,411	22,209	22,169
Period Averages:
Total Assets	1,389,625	1,391,279	1,331,954	1,254,686	1,177,624
Total Loans	847,797	685,566	633,324	605,688	561,375
Total Earning Assets	1,279,119	1,269,656	1,194,352	1,110,560	1,018,546
Total Deposits	1,205,826	1,220,340	1,184,293	1,107,842	1,058,743
Common Equity	166,402	155,419	140,989	121,450	108,614
At December 31,
Cash and cash equivalents	$88,988	$56,080	$84,557	$102,060	$99,883
Investments and federal funds sold	407,462	482,781	578,034	518,739	473,826
Loans, net of deferred fees, before allowance	919,967	768,814	675,481	643,675	600,418
Allowance for loan losses	(13,280)	(13,105)	(14,441)	(15,065)	(14,561)
Other assets	52,741	60,648	65,694	73,796	81,104

Total Assets	$1,455,878	$1,355,218	$1,389,325	$1,323,205	$1,240,670

Non-interest bearing deposits	$275,624	$230,271	$258,629	$243,315	$220,850
Interest bearing deposits	955,538	938,183	965,850	938,663	891,613
Other borrowings	30,240	15,357	3,049	4,494	7,424
Other liabilities	17,334	11,076	10,706	6,647	8,757
Capital accounts	177,142	160,331	151,091	130,086	112,026

Total Liabilities and Shareholders' equity	$1,455,878	$1,355,218	$1,389,325	$1,323,205	$1,240,670

Selected Consolidated Financial Data—Mid-State Bancshares (continued)

(In thousands)	2000	1999	1998	1997	1996
Asset Quality
Non-accrual loans	$4,510	$1,520	$2,019	$3,939	$5,336
Loans past due 90 days or more	222	4,199	4,408	663	2,803
Other real estate owned	—	—	259	5,188	7,838

Total nonperforming assets	$4,732	$5,719	$6,686	$9,790	$15,977

Financial Ratios
For the year:
Return on assets	1.97%	1.59%	1.58%	1.50%	0.78%
Return on equity	16.44%	14.19%	14.89%	15.53%	8.45%
Net interest margin (not taxable equivalent)	6.44%	5.79%	5.81%	5.77%	5.71%
Net interest margin (taxable equivalent)	6.75%	6.02%	5.91%	5.83%	5.78%
Net loan losses (recoveries) to avg. loans	0.06%	0.20%	0.15%	-0.07%	0.26%
Efficiency ratio	57.9%	63.2%	66.2%	70.5%	80.3%
At December 31:
Equity to average assets (leverage ratio)	12.3%	11.6%	10.7%	9.7%	8.9%
Tier One capital to risk-adjusted assets	15.5%	16.0%	16.1%	14.7%	13.7%
Total capital to risk-adjusted assets	16.7%	17.2%	17.4%	15.8%	15.0%
Loan loss allowance to loans, gross	1.4%	1.7%	2.1%	2.3%	2.4%
Non-accrual loans to total loans, gross	0.5%	0.2%	0.3%	0.6%	0.9%
Nonperforming assets to total assets	0.3%	0.4%	0.5%	0.7%	1.3%
Allowance for loan losses to nonperforming loans	281%	229%	225%	327%	179%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Business of the Company

    The Company has as its single, wholly owned subsidiary, Mid-State Bank (the Bank). The Bank itself has two wholly owned subsidiaries—MSB Properties and Mid-Coast Land Company (discussed above in Part I of this report and later in this Management's Discussion and Analysis). The Bank was founded in 1961 and operates a full service commercial banking business serving its customers on the Central Coast of California. Headquartered in Arroyo Grande, it operates 34 offices in communities throughout San Luis Obispo, Santa Barbara and Ventura counties.

    The following discussion and analysis will provide insight and supplementary information into the accompanying consolidated financial statements of the Bank. It also provides Management's assessment of the operating trends over the past few years and certain of their expectations for 2001.

    Management's Discussion and Analysis (MD&A) includes "forward-looking statements" within the meaning of Section 27A of the Securities Act. All of the statements contained in the MD&A, other than statements of historical fact, should be considered forward-looking statements, including, but not limited to, those concerning (i) the Company's strategies, objectives and plans for expansion of its operations, products and services, and growth of its portfolio of loans, investments and deposits, (ii) the Company's beliefs and expectations regarding actions that may be taken by regulatory authorities having oversight of the operation, and (iii) the Company's beliefs as to the adequacy of its existing and anticipated allowances for loan losses. Although the Company believes the expectations reflected in those forward-looking statements are reasonable, it can give no assurance that those expectations will prove to have been correct. All subsequent written and oral forward-looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this qualification. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

2000 RESULTS AND ACCOMPLISHMENTS

Financial

    For 2000, the Company on a consolidated basis reported net income of $27.4 million compared to $22.1 million in 1999 and $21.0 million in 1998. The diluted Earnings Per Share (EPS) was $1.20 compared to $0.97 in 1999 and $0.93 in 1998. Consolidated total assets at December 31, 2000 were $1.456 billion compared to $1.355 billion at December 31, 1999, up 7.0%. Total deposits also increased slightly from $1.168 billion as of December 31, 1999 to $1.231 billion as of December 31, 2000. Shareholders' common equity stood at $177.1 million at year end up from its $160.3 million level one year earlier. Factors contributing to the increase in shareholders' common equity included $27.4 million of net income for the year, a $4.9 million after-tax change in the unrealized gain on available-for-sale securities, and $0.3 million received for the exercise of stock options. Partially offsetting these factors were $7.5 million in dividends paid out and $8.3 million paid for the repurchase of common stock outstanding.

    The table below illustrates net income by subsidiary unit.

Income (Loss) by subsidiary (000's)	2000	1999	1998
Bank only, pre-tax	$39,441	$32,340	$24,320
MSB Properties, pre-tax	2,166	2,175	2,165
Mid Coast Land Co., pre-tax	483	349	5,410
Parent only, pre-tax	(599)	(1,381)	(324)
Tax expense	14,142)	11,430)	10,576

Consolidated Mid-State Bancshares	$27,349	$22,053	$20,995

Other Events in 2000

    On February 4th, 2000, the Company announced the appointment of James W. Lokey as President and Chief Executive Officer of Mid-State Bank, the wholly-owned subsidiary of Mid-State Bancshares. Former Bank President, Carrol Pruett, remains active as Chairman of the Board of the Bank, as well as President and CEO of the Mid-State Bancshares.

    The Company announced that the Board of Directors has authorized a stock repurchase program for up to five percent (5%) of its outstanding shares. The buyback was expected to reduce the number of outstanding shares with the fewer shares resulting in an improvement in its EPS and a corresponding improvement in the return on equity of the Company. These repurchases are being made from to time by the Company in the open market, block purchases or in privately negotiated transactions in compliance with the Securities and Exchange Commission (SEC) rules. The program began in April and is expected to be effective for one year. As of December 31, 2000, the Company has repurchased a total of 601,312 shares.

    On January 17, 2001, the Board of Directors of the Company announced the approval of a two-for-one stock split of its common shares. The split entitles each shareholder of record at the close of business on January 26, 2001 to receive an additional share for each share of Mid-State Bancshares common stock held on that date. The Board believes that the split will make Mid-State Bancshares stock accessible to a broader base of investors and will improve trading liquidity. The financial statements presented herein have been restated to reflect the stock split.

    Mid-State Bank also formally opened its new Trust Department on January 2, 2001, to provide trust, investment management and estate settlement services in San Luis Obispo, Santa Barbara, and Ventura counties. Based on data supplied by banks in its trade area, Mid-State is the second largest Bank in terms of total assets.

    In March of 2000, the Company opened a full service "In-Store" office located in Albertson's supermarket in Arroyo Grande with an ATM on site. In addition, during the fourth quarter, the Company opened a new, full service office located in Oxnard. The Company also plans to open an office in Camarillo to better serve the residents and businesses of Ventura County during the first quarter of 2001.

    Also new this year, through the Company's web-site (www.midstatebank.com), customers can access several online services. Some of these services are Internet Banking, which enables customers to review account statements, transfer funds between accounts, pay bills, place stop payments and more. The online services also offers "Savings Bond Direct", which allows the customer to buy Savings Bonds from a home personal computer. Also offered is a function where a customer can order personal checks online through the Bank's check vendor, Deluxe Check Printers. This service is fast, easy and secure.

ENTERNAL FACTORS IMPACTING THE BANK

Economic Conditions

    There is evidence that the nation's longest economic expansion, one that saw soaring stock prices and the rise of "dot com" companies, is slowing, and some economists are predicting a 60% chance that a national recession may occur in 2001. There are, however, others who feel the that a soft landing is more likely as our national economy moderates. They feel that this record-setting economic expansion has additional room for growth. They point to rising budget surpluses, productivity gains, less robust consumer spending, full employment, moderate inflation, declines in interest rates and a solid global economy. Collectively, they consider these to be a favorable "mix" of circumstances which should mitigate the possibility of a recession and at the very least, minimize its severity.

    There are several areas on a national level that are of concern. Many believe that consumers are simply "spent out". As an example, record auto sales in the last two years will mean a glut of used vehicles to compete with new vehicle sales that have slowed as consumers became concerned about the economy. Car sales are leveling and are expected to be down by some one million units from the record high of 15.5 million last year. Capital is also becoming scarce and corporate profits are modest and shrinking. Banks are concerned about credit quality. Venture capitalists are less willing to invest in "dot com" ideas not backed by solid collateral. There have been significant increases in oil and energy prices coupled with shortages of supplies. If all of these negatives were to escalate, a slowdown may be unavoidable. However, it should also be noted that the Federal Reserve, under Alan Greenspan's direction, has been very willing to take aggressive actions regarding the economy. Management believes that this, coupled with proposed tax cuts, would likely forestall a recession.

    While on a national level, we have seen some economic slowing in most major sectors, including job creation, manufacturing, consumer spending and housing; this is not necessarily the case in California. While Management expects that California could have a couple of months of no real economic growth in 2001 with minimal consequence, the real concern and severity is how California deals with its energy crisis. The shortage of electricity and the possibility of blackouts impose substantial burdens on businesses, governments and consumers. Businesses may experience significant losses in the event of electrical interruptions. Many businesses are paying large amounts for their own emergency generating facilities. Blackouts can cause disruptions in the supply of oil, natural gas, gasoline and water—each of these commodities is moved around the state with electrical pumps. Crops can be destroyed or lose value if they cannot be protected from frost, irrigated or cooled prior to shipping—each of these are energy intensive processes. The additional expenses and inconvenience resulting from energy interruptions will almost surely result in decreased investment in plant, equipment and jobs in California. Businesses cannot be expected to move to or expand in a state with an unreliable source of electricity. Furthermore, the attractiveness of other states for California firms increases as the crisis is prolonged.

    The bright spots in the California economy are most certainly job creation and low unemployment. Job growth in December 2000 was 3.1%, up from 2.7% one year ago. Statewide unemployment continues to drop, hitting an 8-year low of 4.6% in December.

    In the residential real estate market, the median price of an existing single family home in California rose 12% in 2000 to $243,390. While sales volume slipped 0.4% from 1999, it was still the second best year on record. California tourism grew over 8% last year. California agriculture had a banner year in production, albeit at low prices.

    Management does not believe there is enough adversity to derail California's growth. While it may moderate, California continues to grow at a pace which is twice as fast as the U.S. average. Despite costs, California is still the place where skilled workers want to live.

    The most comprehensive review of local economic conditions known to Management comes from the University of California at Santa Barbara Economic Forecast Project, which provides both annual forecast information and periodic updates of economic conditions in the Company's trade area. Much of Management's expectations for local economic conditions are dependent on this information. Management expects that Mid-State's trade area will likely follow some of the national and state economic trends and experience slower growth in some segments, but overall should fare pretty well.

    In terms of growth, the area can expect a population increase of 1.0% to 1.5% for 2001. "In-migration" from other areas will drive most of this growth as births and deaths are expected to mostly off-set one another. For many years, it was Southern California and the San Joaquin Valley which drove much of the "in-migration" to the Bank's trade area. Now San Luis Obispo County and parts of Santa Barbara County have been discovered by emigrants from the high-cost, San Jose/Santa Clara Valley areas. Approximately 25% of the area's "in-migration" is now from Northern California. Another interesting aspect of the area's "in-migration" is that many of the home sales in our area are now to "pre-retirees"—those planning to retire in 3-5 years who buy a house now and use it for a second home until retirement. Housing affordability continues to be a major issue for the area. Currently, only 20% of the San Luis Obispo County population can afford a median priced home in the County.

    Management would expect continuing strong demand for workers throughout the Bank's trade area with average salaries increasing 5% and continued unemployment rates below 4%. Retail sales over the Tri-county area should rise in the 5% to 6% range during 2001. New construction will continue, but will be limited due to lack of availability of land and the restrictive approval processes requiring tedious review and revision. In addition, public comment processes are needed to approve projects which are evident throughout much of the Bank's trade area. This will cause home sales and prices to rise another 8-10% due to demand and lack of new product. Additionally, the rental market will continue to provide very few vacancies. Tourism should provide another 5-8% increase, especially as Southern Californians favor shorter trips to the Central Coast in lieu of more costly travel to go out of the state. Overall, Management sees 2001 as a good year for the economy with some moderation evident.

    In last year's Annual Report, the Bank was anticipating "... 2 or 3 modest increases in the Prime Rate. The willingness by the Federal Reserve Bank and Chairman Greenspan to raise rates in an effort to curb inflation would appear to be the likely course for some months to come." This was indeed the case for the first six months of the year. The Prime Rate began the year at 8.50% and saw increases to 8.75% on February 3, 2000, to 9.00% on March 21, 2000 and finally to 9.50% on May 17, 2000. On average for the full year 2000, the Prime Rate was 9.24% compared to 8.00% in 1999. Interest rates generally did not fall again until the fourth quarter of the year with the Prime Rate not falling from its 9.50% level until the drop to 9.00% on January 4, 2001. An additional 0.50% drop to 8.50% took place on the last day of January. Management would expect a couple more drops in this closely followed rate before the end of 2001 to put the Prime Rate in the 7.75% to 8.00% range.

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

    It should also be noted that the trend toward consolidation of banking assets exhibited over the past few years in California continued in 2000. Statewide, 21 banks were merged out of existence during the year. One of those occurred locally with Bank of Ventura having been acquired by First Bank and Trust out of Newport Beach. While no new banks were started in Mid-State Bank's trade area during 2000, 15 were approved and/or established throughout the state during the year. Locally, two banks are expected to open in 2001 in Santa Maria and Santa Barbara.

Legal Matters

    The Bank is involved in litigation of a routine nature which is being handled and defended in the ordinary course of the Bank's business. In the opinion of management, based on the advice of legal counsel, the resolution of pending litigation will have no material impact on the Bank's net income or financial position.

ANALYSIS OF STATEMENT OF FINANCIAL POSITION

Loans

    The Bank experienced an increase in its net loan portfolio from $755.7 million at the end of 1999, to $906.7 million at the end of 2000. This represents continued growth of the loan portfolio of $151.0 million following the $94.7 million increase in 1999. Loans now represent approximately 62% of the Bank's assets.

    The composition of the loan portfolio is also changing. The graph below displays the trend over the past five years in the various components of the loan portfolio. Construction loans have risen from their level three years earlier—$46.6 million at December 31, 1996 compared to $168.7 million at year-end 2000. Real Estate loans generally trended up from $270.6 million at the end of 1996 to nearly $377.4 million at December 31, 1999, and $447.5 million at the end of 2000. Home Equity Credit Lines have steadily declined from 83.6 million at the end of 1996, to $52.7 million at the end of 1999 and then rose slightly to $55.6 million at the end of 2000. Consumer loans (installment, credit cards and credit reserve) have generally exhibited declines over the last 4 years reaching $40.3 million at year-end 2000 compared to $56.2 million at the end of 1996. Commercial loans have grown in recent years having reached $182.3 million at December 31, 2000. Agricultural production loans have also grown from $26.6 million at the end of 1996, to $41.3 million at the end of 1999 and then decreased to $28.8 at the end of 2000. The Bank expects to continue to emphasize other types of lending activity in order to diversify the risk in those categories relative to term real estate loans. Economic activity in the Central Coast will determine the types of credit the Bank will be able to extend and hence its ability to achieve this objective.

Mid-State Bank
Trends In Loan Categories

    The Bank's allowance for loan losses stands at $13.3 million, or 1.4% of gross loans, representing losses inherent in the loan portfolio but not yet realized. This amount is up from the $13.1 million at December 31, 1999. The year-end 2000 balance now represents 281% of non-performing loans which is up slightly from 229% at the end of 1999. A five-year review of activity in the allowance for loan losses and an allocation by loan type of the allowance is shown in the two tables below.

Allowance for Loan Losses (in 000's)	2000	1999	1998	1997	1996
Balance at beginning of year	$13,105	$14,441	$15,065	$14,561	$15,798
Provision charged to operating expense	700	50	300	105	7
After adjustments—merger	—	—	—	—	228
Loans charged off:
Construction and development loans	—	(14)	—	—	(73)
Real estate loans	(93)	(15)	(151)	(265)	(785)
Home equity credit lines	(70)	(178)	(94)	(15)	(293)
Installment loans	(278)	(132)	(405)	(477)	(355)
Commercial loans	(512)	(1,852)	(674)	(462)	(1,422)
Credit cards and related loans	(239)	(331)	(397)	(443)	(409)
Recoveries of loans previously charged off:
Construction and development loans	2	198	32	44	908
Real estate loans	14	180	188	84	96
Home equity credit lines	86	111	17	20	23
Installment loans	134	115	122	111	113
Commercial loans	330	425	362	1,721	661
Credit cards and related loans	101	107	76	81	64

BALANCE AT END OF YEAR	$13,280	$13,105	$14,441	$15,065	$14,561

Ratio of Net Loan Losses (Recoveries) to Average Loans Outstanding	0.06%	0.20%	0.15%	-0.07%	0.26%

    Allocation of the allowance for loan losses at December 31:

(dollars in 000's) Balance applicable to:	2000	Percent of Loans	1999	Percent of Loans	1998	Percent of Loans	1997	Percent of Loans	1996	Percent of Loans
Construction and Land Dev.	$2,095	18.3%	$1,979	15.3%	$946	13.4%	$617	7.2%	$958	7.3%
Real Estate	3,993	48.4%	2,291	49.1%	3,798	42.4%	4,243	47.5%	6,693	48.2%
H.E.C.L.	390	6.0%	344	6.9%	753	8.5%	922	11.6%	1,143	15.1%
Installment	292	3.4%	283	3.9%	1,092	7.0%	591	5.5%	470	5.6%
Credit Card and Related	1,203	1.0%	770	1.6%	1,170	1.8%	736	2.9%	503	3.4%
Commercial, Other	4,607	22.9%	4,448	23.2%	4,973	26.9%	3,049	25.3%	2,598	20.4%
Unallocated	700	N/A	2,990	N/A	1,709	N/A	4,907	N/A	2,196	N/A

Balance at End of Year	$13,280	100.0%	$13,105	100.0%	$14,441	100.0%	$15,065	100.0%	$14,561	100.0%

    Non-accrual loans within the Bank's portfolio increased from $1.5 million as of December 31, 1999, to $4.5 million, at the end of 2000. Loans, 90 days or more past due decreased from $4.2 million at December 31, 1999, to $222 thousand at the end of 2000. The vast majority of the loans on non-accrual ($3.6 million) are secured by real estate. There is potential for this collateral to be liquidated to recover principal and unpaid interest. To the extent this is insufficient, a charge-off to the allowance may result. Approximately $186 thousand of loans 90 days or more past due are secured by real estate and $36 thousand are secured by loans to finance agricultural production. Recoveries in 2000 of loans previously charged-off totaled $667 thousand compared to charge-offs of $1.2 million taken during the year resulting in net charge-offs of $525 thousand. This compares to net charge-offs incurred during 1999 of $1.4 million and net charge-offs of $924 thousand in 1998. The Bank anticipates that charge-offs (actual losses) will continue during 2001. It is unlikely that recoveries would exceed charge-offs in the coming year.

    With the combination of the collateral securing the problem loans and the size of the allowance for loan losses, Management feels that the allowance is sufficient to cover inherent losses. Management reviews the adequacy of the allowance and adjusts it as necessary on a regular basis. The allowance is also examined annually by one or more of the Bank's regulatory bodies including the FDIC and DFI.

    The allowance for loan losses as a percentage of total loans has gradually decreased from 2.4% in 1996 to 1.4% in 2000, reflecting an improvement in asset quality during this period. This is evident in the reduction of non-performing assets from $15.8 million in 1996 to $5.7 million in 1999 and $4.7 million at the end of 2000. The adequacy of the allowance is determined by considering the type and quality of loans in the loan portfolio, trends in non-accrual loans, trends in delinquencies, trends in actual losses, geographical distribution of loans, management expertise, economic outlook, diversification of the loan portfolio, value of available collateral, and the costs of collateral liquidation. In establishing the allowance at December 31, 2000, management continues to acknowledge the combined high concentration of real estate loans, increases in certain higher risk activities such as construction lending, and higher levels of individually large corporate loans. These factors directly offset the beneficial trends in non-performing loans.

    The allowance for loan losses consists of a statistically allocated portion and a specifically allocated portion. The total of these components is considered adequate to provide for losses, which can be reasonably anticipated. However, since these amounts are based on estimates, ultimate losses relating to these loans may vary.

    A summary of maturities and sensitivities of loans to changes in interest rates at December 31, 2000 is shown in the table below. A more complete discussion of the Bank's exposure to changes in interest rates can be found in the MD&A under the section titled "Net Interest Income and Interest Rate Risk".

(dollars in 000's) December 31, 2000	3 Months or less	Over 3 Months through 12 Months	Due after one year to three years	Due after three years to five years	Due after five years	Total
Fixed rate loans	$39,249	$47,494	$60,733	$65,059	$203,500	$416,035
Floating rate loans	430,176	4,897	10,382	46,520	7,447	499,422

Sub-total	469,425	52,391	71,115	111,579	210,947	915,457
Non accrual loans						4,510

Total Loans, gross						$919,967

(dollars in 000's) December 31, 2000	3 Months or less	Over 3 Months through 12 Months	Due after one year to three years	Due after three years to five years	Due after five years	Total
Fixed rate loans	$18,877	$63,241	$66,639	$41,109	$176,611	$366,477
Floating rate loans	364,064	5,602	19,393	8,043	3,715	400,817

Sub-total	382,941	68,843	86,032	49,152	180,326	767,294
Non accrual loans						1,520

Total Loans, gross						$768,814

Investment Portfolio

    The Bank's investment portfolio primarily consists of U.S. Treasury Notes and Bills, Federal Agency Notes, Mortgage Backed Securities and Municipal Bonds. See Footnote No. 4 to the consolidated financial statements for a detailed composition of the investment portfolio. The Bank did increase its holdings in the Municipal Bond portfolio from $236.4 million at the end of 1999, to $255.2 million at the end of 2000. The Bank has focused on this segment of the portfolio because it generates better returns. The Treasury and Agency portion of the portfolio ($140.2 million at year-end 2000), was reduced during the year to provide funding for the increase in the Bank's loan portfolio. The U.S. Treasury portion of the portfolio decreased by $63.0 million while Federal Agencies and Mortgage Backed Securities decreased by $18.5 million from December 31, 1999 to December 31, 2000.

    The Bank may segregate its portfolio into three categories—a "Trading Portfolio" (which is carried at market value, with changes reflected in the income statement), a "Held to Maturity" portfolio (which is carried at historical amortized cost) and an "Available for Sale" portfolio (which is carried at market value, with changes reflected in comprehensive income, but provides for the same income statement treatment as the Held-to-Maturity portfolio.) The Bank holds no securities that should be classified as Trading securities. The Bank has determined that since its securities may be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the re-pricing characteristics of funding sources, the majority of the portfolio ($381.8 million) should be classified as Available for Sale. On January 1, 2001, the remaining $25.6 million in the Held to Maturity portfolio was transferred to the Available for Sale portion of the investment portfolio. Ordinarily such transfers are prohibited, however, concurrent with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, a one-time reclassification is permitted.

    Adjustments to the Available for Sale portfolio for changes in market values resulted in an unrealized gain of $1.2 million included in Accumulated Other Comprehensive Income (Loss) as of December 31, 2000 compared to an unrealized loss of $3.7 million at December 31, 1999, net of related taxes. Maturities and sales exceeded purchases over the full year and the total investment portfolio thus decreased by $57.8 million from the end of 1999 to the end of 2000.

    Shown below is a summary maturity distribution of the investment portfolio by type and weighted taxable equivalent yield as of December 31, 2000. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturity information for Mortgage Backed securities shown below is based on contractual maturities.

Available for Sale (at market value): (dollars in 000's)	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years	Total
Maturity Distribution:
U.S. Treasury Securities	$38,695	$13,437	$—	$—	$52,132
U.S. Government Agencies	28,835	51,600	5,103	—	85,538
Mortgage Backed Securities	376	850	2,274	554	4,054
Municipal Bonds, Other	44,123	130,856	63,541	1,578	240,098

Total	$112,029	$196,743	$70,918	$2,132	$381,822

	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years	Total
Weighted Average Yield:
U.S. Treasury Securities	6.00%	5.99%	—	—	6.00%
U.S. Government Agencies	6.13%	6.24%	6.78%	—	6.38%
Mortgage Backed Securities	6.95%	7.15%	6.81%	6.34%	6.81%
Municipal Bonds, Other	6.67%	6.42%	7.53%	7.54%	7.04%

Total	6.28%	6.35%	7.45%	7.23%	6.56%

Held to Maturity (at amortized cost): (dollars in 000's)	One Year Or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years	Total
Maturity Distribution:
U.S. Government Agencies	$2,500	$—	$—	$—	$2,500
Mortgage Backed Securities	56	283	—	—	339
Municipal Bonds, Other	3,709	15,089	4,003	—	22,801

Total	$6,265	$15,372	$4,003	$—	$25,640

	One Year Or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years	Total
Weighted Average Yield:
U.S. Government Agencies	6.33%	—	—	—	6.33%
Mortgage Backed Securities	6.75%	6.80%	—	—	6.77%
Municipal Bonds, Other	6.71%	6.62%	7.77%	—	6.63%

Total	6.50%	6.54%	6.74%	—	6.58%

Other Real Estate Owned ("OREO")

    The Company held no OREO at December 31, 2000, as well as at the end of 1999. During 2000, the Bank received net proceeds from sale of OREO properties of $1.1 million. Future OREO activity will depend, among other things, on how many borrowers the Bank may need to foreclose on and on the strength of the real estate market and general economic activity. In general, however, management does not anticipate substantial additions of OREO.

Deposits

    While the Bank is competitive with major banks in terms of its structure of interest rates on deposit products offered, management was not overly aggressive during 2000 in terms of pricing to attract additional deposits, a decision which reflects the Bank's strong liquidity at the present time. As a result, the balances on some of the more interest sensitive accounts, in particular passbook savings, have remained the same in recent years.

    As discussed in the Income Statement Analysis, most of the Bank's deposit rates were little changed during 2000, while time deposit rates rose through much of the year mirroring the increases seen in the Prime Rate. A comparison of the rates paid on the Bank's deposit products at December 31, 2000 and 1999 is as follows:

Selected Quoted Interest Rates	2000	1999 *	Change
Demand Deposits	0%	0%	—
NOW Account (50 & Better—over $10,000)	0.50%	0.50%	—
Money Market Deposits (over $2,500)	2.00%	2.00%	—
Passbook Savings Account	2.00%	2.00%	—
Individual Retirement Account (2 Year term)	5.60%	5.15%	+0.45%
Time Deposit ($100,000—6 month term)	5.75%	5.30%	+0.45%
Wall Street Journal Prime Rate	9.50%	8.50%	+1.00%

    Average deposits have grown steadily over the last few years but declined slightly for the period ending December 2000, reflecting the run-off in the latter part of 1999 and early 2000 of certain higher cost deposit balances acquired through the merger with City Commerce Bank. Below is a summary of the average deposits outstanding and the average rate paid by category over the last three years.

	2000			1999			1998
(dollars in 000's)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Demand	$423,694	$4,551	1.07%	$428,739	$5,133	1.20%	$406,312	$6,223	1.53%
Savings Accounts	192,699	4,923	2.55%	195,128	4,668	2.39%	189,088	4,819	2.55%
Time Deposits	337,605	17,650	5.23%	346,659	15,941	4.60%	346,187	18,059	5.22%

Total Interest Bearing Deposits	953,998	27,124	2.84%	970,526	25,742	2.65%	941,587	29,101	3.09%
Non Interest Bearing Demand	251,828	—	—	249,814	—	—	242,706	—	—

Total Deposits	$1,205,826	$27,124	2.25%	$1,220,340	$25,742	2.11%	$1,184,293	$29,101	2.46%

    The majority of the Bank's time deposits (approximately 65%) have balances which are under $100,000 in size. While all time deposits are somewhat more rate sensitive than the Bank's other deposit categories, the smaller balance time deposits do tend to be more stable and less sensitive to absolute rate levels than do time deposits of $100,000 or more. Approximately 88% of the Bank's time deposits mature within one year and would be subject to a change in rate at that time. The following table as of December 31, 2000, displays summary size and maturity information on the Bank's time deposits.

(dollars in 000's) Balance by Size	Three Months or Less	After Three Months to Six Months	After Six Months to One Year	After One Year	Total
Under $100,000	$81,669	$65,082	$49,814	$31,746	$228,311
$100,000 or More	56,374	31,345	23,282	9,369	120,370

Total Time Deposits	$138,043	$96,427	$73,096	$41,115	$348,681

Other Borrowings

    While not a significant component of the Bank's structure, other borrowings increased from $15.4 million, at the end of 1999 to $30.2 million at the end of 2000. These consist primarily of borrowings under the U.S. Treasury Tax and Loan note account, federal funds purchased, securities sold under agreements to repurchase and mortgages payable. The Bank had outstanding borrowings of $4.0 million and $12.3 million at December 31, 2000 and 1999, respectively, under the U.S. Treasury Tax and Loan note account program. Federal funds purchased were $26.0 million at December 31, 2000, compared to one year earlier. Securities sold under agreement to repurchase were $125 thousand and $2.9 million at December 31, 2000 and 1999, respectively. Mortgages payable were $135 thousand and $164 thousand at year-end 2000 and 1999, respectively.

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

    The Leverage Ratio calculation simply divides common stockholders' equity (reduced by any goodwill a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets"

of the bank. Risk-weighted assets are determined by segregating all the assets and off-balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the allowance for loan losses, long-term capital debt, preferred stock and other instruments. Summarized below are the capital ratios at December 31, 2000 and 1999, for both Mid- State Bancshares and Mid-State Bank. Additionally, the standards for a well-capitalized institution, as defined by the federal banking agencies, are displayed.

			Mid-State Bancshares		Mid-State Bank
	Minimum Regulatory Standard	Well-Capitalized Regulatory Standard
			2000	1999	2000	1999
Leverage Ratio	4.0%	5.0%	12.3%	11.6%	12.1%	11.6%
Tier One Risk Based Capital Ratio	4.0%	6.0%	15.5%	16.0%	15.3%	16.0%
Total Risk Based Capital Ratio	8.0%	10.0%	16.7%	17.2%	16.5%	17.2%

    While it is the intent of management to continue to maintain strong capital ratios, the Board of Directors has initiated a stock repurchase program and increased the quarterly dividend payments in an effort to reduce its capital ratios somewhat. However, the Company's ratio of average equity to average assets continues to rise even in the face of this effort as evidenced in the following table for the years ended December 31.

	2000	1999	1998
Dividend Payout Ratio	27.6%	25.3%	15.0%
Average Common Equity to Average Assets	12.0%	11.1%	10.6%

Liquidity

    The focus of the Bank's liquidity management is to ensure its ability to meet cash requirements. Sources of liquidity include cash, due from bank balances (net of Federal Reserve requirements to maintain reserves against deposit liabilities), fed funds sold, investment securities (net of pledging requirements), loan repayments, deposits and fed funds borrowing lines. Typical demands on liquidity are deposit run-off from demand deposits and savings accounts, maturing time deposits, which are not renewed, and anticipated funding under credit commitments to customers.

    The Bank has adequate liquidity at the present time. Its loan to deposit ratio at year-end was 74.7% versus 64.7% one year earlier. The Bank normally strives for a loan to deposit ratio in the 65% to 75% range. The Bank's internally calculated liquidity ratio stands at 34.0% at December 31, 2000, which is above its minimum policy of 15%.

    The Bank strives to make high quality loans to optimize earnings while still maintaining adequate liquidity. Until recently, the Bank operated with excess liquidity. It was able to use some of that excess throughout 2000 and increased its loan totals closer to the upper end of its desired target range. Management's ability to maintain its loan portfolio in the desired target range will be partly dependent on the strength of the local economy.

INCOME STATEMENT ANALYSIS

Net Interest Income and Interest Rate Risk

    Net Interest Income is the difference between interest and fees earned on all earning assets and interest paid on interest bearing liabilities. Net Interest Income for 2000 was $82.4 million, up from $73.6 million recorded in 1999 and $69.4 million in 1998. The components of net interest income change in response to both changes in rate, average balance and mix of both earning assets and liabilities. The following tables present an analysis of yields/rates, interest income and expense, and average balances for 2000, 1999, and 1998.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

							2000 Compared to 1999 Composition of Change
	2000			1999
							Change Due to:
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate			Total Change
(dollars in 000's)							Volume	Rate
EARNING ASSETS:
Loans	$847,797	$85,685	10.11%	$685,566	$67,372	9.83%	$16,170	$2,143	$18,313
Investment Securities	406,795	22,800	5.60%	534,666	29,899	5.59%	(7,159)	60	(7,099)
Fed Funds, Other	24,527	1,482	6.04%	49,424	2,356	4.77%	(1,346)	472	(874)

TOTAL EARNING ASSETS	$1,279,119	$109,967	8.60%	$1,269,656	$99,627	7.85%	$7,665	$2,675	$10,340

INTEREST BEARING LIABILITIES:
NOW, Savings, and
Money Market Accounts	$616,393	$9,474	1.54%	$623,867	$9,801	1.57%	$(116)	$(211)	$(327)
Time Deposits	337,605	17,650	5.23%	346,659	15,941	4.60%	(445)	2,154	1,709

Interest Bearing Deposits	953,998	27,124	2.84%	970,526	25,742	2.65%	(561)	1,943	1,382
Other Borrowings	8,063	475	5.89%	6,235	329	5.28%	102	44	146

TOTAL INTEREST BEARING LIABILITIES	962,061	27,599	2.87%	976,761	26,071	2.67%	(459)	1,987	1,528

NET INTEREST INCOME	$1,279,119	$82,368	6.44%	$1,269,656	$73,556	5.79%	$8,124	$688	$8,812

							1999 Compared to 1998 Composition of Change
	1999			1998
							Change Due to:
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate			Total Change
(dollars in 000's)							Volume	Rate
EARNING ASSETS:
Loans	$685,566	$67,372	9.83%	$633,324	$65,758	10.38%	$5,279	$(3,665)	$1,614
Investment Securities	534,666	29,899	5.59%	508,260	30,200	5.94%	1,523	(1,824)	(301)
Fed Funds, Other	49,424	2,356	4.77%	52,768	2,924	5.54%	(172)	(396)	(568)

TOTAL EARNING ASSETS	$1,269,656	$99,627	7.85%	$1,194,352	$98,882	8.28%	$6,630	$(5,885)	$745

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	$623,867	$9,801	1.57%	$595,400	$11,042	1.85%	$488	$(1,729)	$(1,241)
Time Deposits	346,659	15,941	4.60%	346,187	18,059	5.22%	23	(2,140)	(2,118)

Interest Bearing Deposits	970,526	25,742	2.65%	941,587	29,101	3.09%	511	(3,869)	(3,359)
Other Borrowings	6,235	329	5.28%	6,437	340	5.28%	(11)	—	(11)

TOTAL INTEREST BEARING LIABILITIES	976,761	26,071	2.67%	948,024	29,441	3.11%	500	(3,869)	(3,370)

NET INTEREST INCOME	$1,269,656	$73,556	5.79%	$1,194,352	$69,441	5.81%	$6,130	$(2,016)	$4,115

    During 2000, there was a $10.3 million increase in interest income along with an increase of $1.5 million in interest expense compared to 1999. The resulting $8.8 million increase in net interest income for 2000 is a result of a number of dynamics affecting both average balance and interest rate considerations. First, the Company experienced an increase in its average earning assets outstanding of $9.5 million. The increase in interest income was primarily attributable to the net increase in average loans, which were up by $162.2 million, while investments decreased by $127.9 million and federal funds sold decreased by $24.9 million. Second, the Company's interest bearing liabilities decreased by

$14.7 million while earning assets increased by the $17.4 million. Third, interest rates were higher in 2000 compared to 1999, having a relatively larger positive impact on interest income than the impact the rates had on the Company's cost of funds.

    The $4.1 million increase in net interest income for 1999 compared to 1998 was the result of similar, yet slightly different dynamics. First, the Company experienced an increase in its average earning assets outstanding of $75.3 million. Second, the Company's interest bearing liabilities increased by just $28.9 million compared to the $75.3 million increase in average earning assets. Third, while interest rates were slightly lower in 1999 than 1998, the Company's cost of funds declined more dramatically than its interest earnings due to the growth and mix of its earning assets.

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

Change From Base
Rates Down Very Significant	-6.4%
(Prime down to 5.50% over 12 months)
Rates Down Significant	-4.6%
(Prime down to 7.00% over 12 months)
Rates Down Modestly	-1.8%
(Prime down to 8.50% over 12 months)
Base Case - Rates Unchanged	—
(Prime unchanged at 9.50% over 12 months)
Rates Up Modestly	+1.8%
(Prime up to 10.50% over 12 months)
Rates Up Aggressive	+1.6%
(Prime up to 12.00% over 12 months)
Rates Up Very Aggressive	+1.7%
(Prime up to 13.50% over 12 months)

    Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $606.9 million) interest is based on rates set at the discretion of management ranging from 0.50% to 2.37%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments. These characteristics are the main reasons that a 4% decline in Prime decreases net interest income by 6.4% while a 4% increase in Prime increases net interest income just 1.7%. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

    It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management's responses. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.71% to a high of 6.44% (not taxable equivalent). The Bank's net interest margin in 2000 of 6.44% is high by historical standards and relates to both the higher level of interest rates and the change in mix of earning assets (the Bank now has a larger portion in loans vis-a-vis investment securities). The net interest margin under the alternative scenarios ranges from 5.94% to 6.45%. Management feels this range of scenarios, while high by historical standards, is consistent with current experience, but no assurances can be given that actual future experience will fall within this range.

    The Bank's exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil. The Bank does not own any instruments within these markets.

Provision for Loan Losses

    The Company made contributions to the allowance for loan losses of $700 thousand, $50 thousand and $300 thousand in 2000, 1999 and 1998, respectively. This reflects management's assessment of the level of inherent losses identified in the portfolio which has been supplemented by higher than expected recoveries of loans previously charged off, amounting to $0.7 million, $1.1 million and $0.8 million, in 2000, 1999 and 1998, respectively. The need for additional provision for loan losses in 2001 will be dependent upon Management's on-going analysis of the adequacy of the allowance for loan losses. While Management believes it to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

Non-Interest Income

    Non-Interest Income for 2000 totaled $17.8 million compared to $17.5 million in 1999 and $24.7 million in 1998. A major element for the larger number in 1998 was the reversal into income of $5.3 million of the reserve for losses on investments in real estate which Management felt was no longer required at Mid-Coast Land Company. This decision came about because of the improved real estate market and the higher than anticipated sales prices being received on certain of the subsidiary's real estate development projects—most notably San Luis Bay Estates. A more detailed description of this activity follows in the section below about subsidiary activity. Service charges on deposit accounts increased $141 thousand to $6.9 million in 2000 versus 1999. This followed a decrease of $209 thousand in 1999 over 1998. The decline in 1999 was related to certain waivers of accounts during the merger of City Commerce Bank and Mid-State Bank. Commissions, fees and other service charges increased by $1.5 million in 2000 over 1999 after a $635 thousand decrease in 1999. The decrease in 1999 was primarily related to the drop in refinance activity affecting the Bank's mortgage banking operation which had experienced a robust period of activity in 1998. About $1.0 million of the increase in 2000 related to increases from the Bank's mastercard merchant fees. The balance is related to modest increases across several other fee areas. Earnings from investments in real estate declined to $331 thousand in 2000 after decreases to $830 thousand in 1999 and $927 thousand in 1998. These declines reflect the continuing divestiture of Mid-Coast Land Company. All other sources of income fell to $1.4 million in 2000, after reaching $2.4 million in 1999 and $3.9 million in 1998. The decline in 2000 reflects primarily a drop in miscellaneous recoveries of prior period interest earnings on loans charged off where principal had been fully recovered. The decline from 1998 to 1999 primarily reflects a large decline in one-time gains on the sale of Other Real Estate Owned.

Non-Interest Expense

    Total non-interest expense for 2000 was $58.0 million, which was up from $57.5 million in 1999 and down from $62.3 million in 1998. A major factor in the trend of total non-interest expense related to one-time merger charges. The Company did not incur any merger related charges in 2000, but incurred $2.9 million of these costs for the City Commerce merger in 1999 and $7.4 million in 1998 for the Bank of Santa Maria merger. The $2.9 million charge in 1999 was comprised of $0.8 million in severance charges for displaced personnel, $0.7 million of losses on surplus computer equipment, furniture and fixtures of City Commerce Bank, $427 thousand of investment bank fees, and $1.0 million of various charges for legal fees, accounting fees, filings and other miscellaneous charges incurred.

    Salaries and employee benefits increased by $3.0 million in 2000 over 1999 after having decreased by $13 thousand in 1999 over 1998. The increase in 2000 over 1999 related to increases in profit sharing, deferred compensation for executive officers and increases in bonuses paid which were related to the improved performance of the Company. The relatively flat staff expense level in 1999 compared to 1998 reflects both wage increases to employees and fewer staff members due to the merger with City Commerce Bank.

    Occupancy expense has remained virtually unchanged throughout the last 3 years at $8.4 million in 2000 and $8.5 million in both 1999 and 1998. Major capital expenditures for computer equipment and ATM's were completed in 1998. This equipment was placed in service in the middle of the year and occupancy expense increased as these items are depreciated over useful lives of between 5 and 7 years. These items cost approximately $7.2 million and are being depreciated at a rate of $119 thousand per month. No major expenditures are planned for 2001.

    Merchant processing charges have increased steadily over the three year period reflecting increased volume and customers. These charges amounted to $4.9 million in 2000, $3.9 million in 1999, and $3.7 million in 1998.

    Other operating expenses continue to decline. In 2000, they were $11.9 million compared to $12.3 million in 1999 and $12.9 million in 1998. Management expects that this category should continue to decline in 2001 as the Company places continued emphasis on expense control and reduction.

Taxes

    As described in Footnote No. 10 to the financial statements, the Company has deferred tax assets primarily related to the timing difference associated with charge-offs and provisions for losses on certain loans. The amount generated for book purposes compared to the actual loss experience recorded for tax purposes has been different. Because of regulatory restrictions on the amount of deferred tax assets which can be recognized for regulatory capital purposes, the Company had previously established a valuation allowance for taxes on the Consolidated Statement of Financial Position. This allowance was reduced to $183 thousand at the end of 1998 resulting in a reversal of $3.5 million of the valuation allowance that existed at December 31, 1997. The limitation on the amount of the deferred tax assets was based on a number of factors, including the level of projected future taxable income. The reduction of the valuation allowance results from a decrease in the level of deferred tax assets and an expectation of increased future taxable income. The remaining $183 thousand valuation allowance at December 31, 1999, relates to the uncertain realizability of capital loss carryforwards acquired through the City Commerce Bank merger. The reduction in the valuation allowance during 1998 directly benefited the tax expense recognized for the year, compared to normal statutory tax rates. No such benefit to tax expense was received in 2000 or 1999.

SUBSIDIARY ACTIVITY

Mid-Coast Land Company

    Investments in real estate shown on the Consolidated Statement of Financial Position principally represent the assets of the Bank's real estate development subsidiary, Mid-Coast Land Company. Footnote No. 7 to the accompanying financial statements provides additional information about this wholly owned subsidiary. Mid-Coast Land Company recorded earnings during 2000 of $280 thousand compared to earnings during 1999 of $349 thousand and a $3.1 million gain in 1998. The gain in 1999 and 2000 was related to certain remaining parcels sold on its San Luis Bay Estates project. The profit in 1998 was principally because of the reversal of $5.3 million of its reserve for losses on investments in real estate, which was no longer necessary given the sales of most of the remaining parcels.

    Because of the progress made to liquidate the real estate development assets, the FDIC granted an extension of the original required divestiture date in July 1996 until December 1998. The regional director of the FDIC, extended the deadline to December 31, 2000, for good cause and with the substantial progress made to date, no further deadlines are being imposed.

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

    Earnings for MSB Properties have remained relatively unchanged over the years with net earnings after-tax of $1.4 million, $1.5 million and $1.4 million, in 2000, 1999 and 1998, respectively. Leases are written with market terms and at market rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Public Accountants

To the Shareholders and Board of Directors of Mid-State Bancshares:

    We have audited the accompanying consolidated statements of financial position of Mid-State Bancshares and Subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of City Commerce Bank, a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the accompanying consolidated statements of income of Mid-State Bancshares and Subsidiary and reflect net interest income and net income of 12.3% and 9.4%, respectively, of the related consolidated totals for 1998. These statements were audited by another auditor whose report has been furnished to us and our opinion, insofar as it relates to amounts included for City Commerce Bank, is based solely upon the report of the other auditor.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Bancshares and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP ARTHUR ANDERSEN LLP

Orange County, California
January 19, 2001

Independent Auditors' Report

To the Stockholders and Board of Directors of City Commerce Bank:

    We have audited the statements of operations, changes in stockholders' equity and comprehensive income and cash flows of City Commerce Bank for the year ended December 31, 1998. These financial statements, which are not included herein, are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of City Commerce Bank for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP KPMG LLP

Los Angeles, California
January 20, 1999

Consolidated Statements of Financial Position

(dollars in 000's, except share amounts)

	December 31,
Assets	2000	1999
CASH AND DUE FROM BANKS	$88,988	$56,080
FEDERAL FUNDS SOLD	—	17,500
SECURITIES, net:
Securities available-for-sale	381,822	433,898
Securities held-to-maturity (market value of $25,845 and $31,075, respectively)	25,640	31,383

Total Securities	407,462	465,281

LOANS, net	906,687	755,709
PREMISES AND EQUIPMENT, net	28,003	29,282
ACCRUED INTEREST RECEIVABLE	11,753	12,014
INVESTMENTS IN REAL ESTATE, net	228	1,517
OTHER ASSETS	12,757	17,835

TOTAL ASSETS	$1,455,878	$1,355,218

Liabilities
DEPOSITS:
Demand deposits	$275,624	$230,271
Savings, money market and NOW accounts	606,857	611,119
Time deposits—$100,000 or more	120,370	99,518
Time deposits—Under $100,000	228,311	227,546

Total Deposits	1,231,162	1,168,454

OTHER BORROWINGS	30,240	15,357
ACCRUED INTEREST PAYABLE & OTHER LIABILITIES	17,334	11,076

TOTAL LIABILITIES	1,278,736	1,194,887

Commitments and Contingencies (Note 12)
Capital Accounts
CAPITAL STOCK, NO PAR VALUE:
Authorized—100,000,000 shares
Outstanding—22,018,582 shares in 2000 and 22,573,886 in 1999	51,772	59,681
UNDIVIDED PROFITS	124,163	104,357
ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS), NET OF TAXES	1,207	(3,707)
TOTAL CAPITAL ACCOUNTS	177,142	160,331

TOTAL LIABILITIES & CAPITAL ACCOUNTS	$1,455,878	$1,355,218

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Income

(dollars in 000's, except per share amounts)

	Year Ended December 31,
	2000	1999	1998
Interest Income:
Interest and fees on loans and leases	$85,685	$67,372	$65,758
Interest on securities:
U.S. Treasury securities	4,515	9,797	10,705
U.S. Government agencies and corporations	5,870	7,514	9,333
Obligations of states and political subdivisions, other	12,415	12,588	10,162
Interest on federal funds sold	1,482	2,356	2,924

TOTAL INTEREST INCOME	109,967	99,627	98,882

Interest Expense:
Interest on deposits	27,124	25,742	29,101
Interest on mortgages payable, other	475	329	340

TOTAL INTEREST EXPENSE	27,599	26,071	29,441

Net Interest Income	82,368	73,556	69,441
Provision for loan losses	700	50	300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	81,668	73,506	69,141

Other Income:
Service charges on deposit accounts	6,939	6,798	7,007
Commissions, fees and other service charges	8,880	7,412	8,047
Investments in real estate	331	830	927
Reversal of reserve for losses on investments in real estate	262	—	5,300
Security (losses)	(7)	(5)	(407)
Other income	1,400	2,430	3,862

TOTAL OTHER INCOME	17,805	17,465	24,736

Other Expenses:
Salaries & employee benefits	32,779	29,827	29,840
Occupancy expenses	8,436	8,495	8,514
Merger-related charges	—	2,930	7,440
Merchant processing fees	4,867	3,939	3,655
Other operating expenses	11,900	12,297	12,857

TOTAL OTHER EXPENSES	57,982	57,488	62,306

Income before taxes	41,491	33,483	31,571
Tax expense	14,142	11,430	10,576

NET INCOME	$27,349	$22,053	$20,995

Earnings per share:
—Basic	$1.23	$.98	$.94
—Diluted	$1.20	$.97	$.93

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Comprehensive Income

(dollars in 000's)

	Year Ended December 31,
	2000	1999	1998
NET INCOME	$27,349	$22,053	$20,995
Other Comprehensive Income (Loss) Before Taxes:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during year	8,183	(13,489)	4,565
Reclassification adjustment for losses included in net income	7	5	407

Other comprehensive income (loss), before tax	8,190	(13,484)	4,972
Income tax expense (benefit) related to items in comprehensive income	3,276	(5,394)	2,238

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	4,914	(8,090)	2,734

COMPREHENSIVE INCOME	$32,263	$13,963	$23,729

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Changes in Capital Accounts

(dollars in 000's, except share amounts)

	Number of Shares	Capital Stock	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 1997	22,208,854	$55,470	$72,967	$1,649	$130,086
Stock dividend	—	2,933	(2,936)	—	(3)
Cash dividend	—	—	(3,147)	—	(3,147)
Over accrual of 1997 cash dividend on partial shares related to stock dividend	—	—	8	—	8
Exercise of stock options	312,520	1,883	—	—	1,883
Net income	—	—	20,995	—	20,995
Change in net unrealized gain (loss) on available-for-sale securities	—	—	—	2,734	2,734
Stock repurchased	(110,100)	(1,465)	—	—	(1,465)

BALANCE, December 31, 1998	22,411,274	58,821	87,887	4,383	151,091
Cash dividend	—	—	(5,583)	—	(5,583)
Exercise of stock options	201,620	1,349	—	—	1,349
Net income	—	—	22,053	—	22,053
Change in net unrealized gain (loss) on available-for-sale securities	—	—	—	(8,090)	(8,090)
Stock repurchased	(39,008)	(489)	—	—	(489)

BALANCE, December 31, 1999	22,573,886	59,681	104,357	(3,707)	160,331
Cash dividend	—	—	(7,543)	—	(7,543)
Exercise of stock options	46,008	345	—	—	345
Net income	—	—	27,349	—	27,349
Change in net unrealized gain (loss) on available-for-sale securities	—	—	—	4,914	4,914
Stock repurchased	(601,312)	(8,254)	—	—	(8,254)

BALANCE, December 31, 2000	22,018,582	$51,772	$124,163	$1,207	$177,142

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

(dollars in 000's)

	Year Ended December 31,
	2000	1999	1998
Operating Activities:
Net Income	$27,349	$22,053	$20,995
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	3,911	3,857	4,005
Amortization of investment security premiums, net	1,256	2,663	1,268
Amortization of deferred loan fees	214	(54)	(1,763)
Merger-related losses on sale of bank premises and equipment	—	2,371	2,500
Provision for losses on investments in real estate	(262)	—	(5,300)
Provision for credit losses	700	50	300
Net gain on sales of other real estate owned	(118)	(125)	(2,338)
Deferred tax (benefit) charge	(497)	1,960	1,656
Decrease (increase) in accrued interest and other assets	2,560	(1,785)	(4,923)
Increase in accrued interest payable and other liabilities	6,258	370	4,060

Net cash provided by operating activities	41,371	31,360	20,460

Investing Activities:
Proceeds from sales and maturities of securities	143,191	248,548	179,018
Purchases of securities	(78,438)	(203,817)	(204,522)
Proceeds from sales of other real estate owned	1,125	444	6,619
Net increase in loans	(152,899)	(94,282)	(30,220)
Receipts from real estate investments, net of advances	1,551	5,903	8,142
Purchases of premises and equipment	(3,593)	(2,625)	(8,974)
Proceeds from sales of premises and equipment	961	67	6,052

Net cash used in investing activities	(88,102)	(45,762)	(43,885)

Financing Activities:
Net increase (decrease) in demand deposits, savings and money market accounts	41,091	(33,075)	44,078
Net increase (decrease) in time deposits	21,617	(22,950)	(1,577)
Net increase (decrease) in other borrowings	14,883	12,308	(1,446)
Cash dividend paid	(7,543)	(5,583)	(3,147)
Proceeds from exercise of stock options	345	1,349	1,883
Purchase of bank stock for retirement	(8,254)	(489)	(1,465)

Net cash provided by (used in) financing activities	62,139	(48,440)	38,326

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	15,408	(62,842)	14,901
CASH AND CASH EQUIVALENTS, beginning of year	73,580	136,422	121,521

CASH AND CASH EQUIVALENTS, end of year	$88,988	$73,580	$136,422

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$27,542	$25,698	$28,957
Taxes on income, net	14,850	10,710	8,090
Transfers from loans to other real estate owned	1,007	—	350

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

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

    Consolidation:  The consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary, Mid-State Bank, (the "Bank") which includes Mid-State Bank's wholly owned subsidiaries, Mid-Coast Land Company and MSB Properties. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

    Securities:  Securities for which the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity securities. Securities which are purchased principally for the purpose of selling them in the near term for a gain are classified as trading securities. Securities not classified as held-to-maturity or trading are classified as available for sale. The Company holds no securities that should be classified as trading securities. Securities classified as available for sale are reported on the consolidated statements of financial position as of December 31, 2000 and 1999, at their market value. The net unrealized gains or losses for these securities are reported, net of related taxes, in the statements of comprehensive income for the years ended December 31, 2000, 1999 and 1998 and as a separate component of the capital accounts for the years ended December 31, 2000 and 1999. Securities classified as held-to-maturity are reported on the consolidated statements of financial position as of December 31, 2000 and 1999 at their amortized cost basis. Interest income from the securities portfolio is accrued as earned including the accretion of discounts and the amortization of premiums based on the original cost of each security owned.

    Loans:  Loans are stated at face amount, less payments collected and net deferred loan fees. The allowance for loan losses, which is based on estimates, is maintained at a level considered adequate to provide for losses that are considered to be inherent in the portfolio. Ultimate losses may vary from the current estimates. Management reviews these estimates periodically, considers the borrower's financial status, current economic conditions, historical loan loss experience and other factors. As adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

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

    Premises and Equipment:  Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the lesser of the estimated useful life of each type of asset or the lease term.

    Accounting for Income Taxes:  Deferred income tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred asset or liability from period to period.

    Recent Accounting Pronouncements:  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for in income depending on the purpose of the derivative and whether or not it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133, which was amended by SFAS No. 137 and SFAS No. 138, is effective in fiscal years beginning after June 15, 2000. Concurrent with the adoption of SFAS No. 133, the Company is permitted to make a one-time reclassification of securities in the held-to-maturity portfolio to the available-for-sale portfolio. On January 1, 2001, management elected to reclass the entire held-to-maturity portfolio to the available-for-sale portfolio. The adoption of SFAS No. 133 did not have a material impact on the Company's results of operations or financial condition, except as noted above.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions. The disclosures discussed in paragraphs 15 and 17 of SFAS No. 140 are effective as of December 31, 2000. These disclosures were not material to the Company's financial statements. The other provisions of SFAS No. 140 are effective for fiscal years ending after March 31, 2001. Management believes that the adoption of SFAS No. 140 will not have a material impact on the Company's results of operations or financial condition.

    Reclassifications:  Certain items in the consolidated financial statements for 1999 and 1998 were reclassified to conform to the 2000 presentation.

2.  Mergers

    The Company entered into an "Agreement to Merge and Plan of Reorganization" dated January 29, 1998 and amended on March 27, 1998 by and among Mid-State Bank, BSM Bancorp and Bank of Santa Maria. This matter was submitted to a vote of the shareholders of Mid-State Bank at its Annual Meeting on June 17, 1998. The matter was also submitted to a vote of the shareholders of BSM Bancorp, the parent company of Bank of Santa Maria, on June 18, 1998. The shareholders of both organizations approved the merger. Concurrently with the completion of the merger on July 10, 1998, BSM Bancorp changed its name to Mid-State Bancshares and remained the parent company to the merged bank, which retained the Mid-State Bank name. The merger was accounted for on a pooling of interests basis and, as a result, prior periods are combined and restated as if the two banks were historically one unit.

    The Company also signed a definitive agreement with City Commerce Bank to merge on April 19, 1999, subject to the approval of banking regulators and City Commerce Bank shareholders. The merger became effective at close of business on August 31, 1999. The agreement provided for the exchange of common stock at an exchange ratio of .6775 shares of Mid-State Bancshares common stock for each share of City Commerce common stock, based on the price of Mid-State Bancshares stock preceding the effective date of the transaction. The merger was structured to be tax-free, and was accounted for as a pooling of interests. As a result of this accounting treatment, all financial statements presented, including prior periods, are combined and restated as if the two banks were historically one unit.

3.  Cash Reserves

    The average reserve balances required to be maintained by the Federal Reserve Bank were approximately $24.5 million and $19.7 million at December 31, 2000 and 1999, respectively.

4.  Securities

    A summary of investment securities owned is as follows:

December 31, 2000

(dollars in 000's) Securities Available For Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$51,928	$211	$(7)	$52,132
Securities of U.S. government agencies and corporations	85,304	857	(623)	85,538
Mortgage backed securities	4,057	5	(8)	4,054
Obligations of states and political subdivisions	231,871	2,067	(525)	233,413
Other investments	6,650	57	(22)	6,685

TOTAL	$379,810	$3,197	$(1,185)	$381,822

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities of U.S. government agencies and corporations	$2,500	$6	$—	$2,506
Mortgage backed securities	339	—	—	339
Obligations of states and political subdivisions	21,801	199	—	22,000
Other investments	1,000	—	—	1,000

TOTAL	$25,640	$205	$—	$25,845

December 31, 1999

(dollars in 000's) Securities Available For Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$115,254	$195	$(306)	$115,143
Securities of U.S. government agencies and corporations	101,040	32	(1,212)	99,860
Mortgage backed securities	6,282	2	(111)	6,173
Obligations of states and political subdivisions	215,250	152	(4,852)	210,550
Other investments	2,251	—	(79)	2,172

TOTAL	$440,077	$381	$(6,560)	$433,898

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities of U.S. government agencies and corporations	$4,501	$5	$(5)	$4,501
Mortgage backed securities	437	—	(2)	435
Obligations of states and political subdivisions	25,844	22	(328)	25,538
Other investments	601	—	—	601

TOTAL	$31,383	$27	$(335)	$31,075

    Securities having an amortized cost of $73,302,000 and $42,403,000 at ecember 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes as required by law.

    Proceeds from calls, partial pay-downs and/or sales of securities during 2000 were $143,189,960. Gross gains of $3,381 and gross losses of $9,973 were realized on that activity. On December 8, 2000, the Company sold, at book value, a held-to-maturity security for proceeds of $1,000,000. The sale represented a change in management's intent to hold this security to maturity resulting from a significant deterioration in the credit rating of the issue to a non-investment grade status.

    The amortized cost and market value of securities at December 31, 2000 and 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available For Sale		Held-to-Maturity
(dollars in 000's) December 31, 2000	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$111,809	$112,029	$6,265	$6,276
Due after one year to five years	197,577	196,743	15,372	15,512
Due after five years to ten years	68,347	70,918	4,003	4,057
Due after ten years	2,078	2,132	—	—

Total	$379,811	$381,822	$25,640	$25,845

	Available For Sale		Held-to-Maturity
(dollars in 000's) December 31, 1999	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$136,058	$135,852	$6,662	$6,656
Due after one year to five years	227,778	224,993	12,901	12,870
Due after five years to ten years	73,866	70,769	11,450	11,202
Due after ten years	2,375	2,284	370	347

Total	$440,077	$433,898	$31,383	$31,075

5.  Loans and Allowance for Loan Losses

The loan portfolio consists of the following:

	December 31,
(dollars in 000's)	2000	1999
Construction and development loans	$168,721	$118,418
Real estate loans	447,464	379,781
Home equity credit lines	55,619	52,681
Installment loans	31,001	29,680
Credit cards and related items	9,254	12,308
Agricultural production	28,802	41,314
Commercial, other	182,338	138,095

	923,199	772,277

Less allowance for loan losses	(13,280)	(13,105)
Less deferred loan fees, net	(3,232)	(3,463)

TOTAL LOAN PORTFOLIO	$906,687	$755,709

    At December 31, 2000, $671,804,000 of the Bank's portfolio was collateralized by various forms of real estate. The Company attempts to reduce its concentration of credit risk by making loans which are diversified by project type and geographic locations throughout the Central Coast of California. While management of the Company believes that the collateral presently securing this portfolio is adequate, there can be no assurances that a deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

    Loans on non-accrual status totaled $4,510,000 and $1,520,000 at December 31, 2000 and 1999, respectively. If interest income on non-accrual loans had been recorded as originally scheduled, approximately $416,000, $231,000 and $254,000 of additional interest income would have been recorded for the years ended December 31, 2000, 1999 and 1998. Additionally, interest income which was recognized for loans on non-accrual totaled $220,000, $243,000 and $47,000, for 2000, 1999 and 1998, respectively.

    A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on non-accrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest from other loans in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired. Certain impaired loans are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as non-accrual and $10,000, $620,000 and $321,000 in interest was recognized from these loans during 2000, 1999 and 1998, respectively.

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

	December 31,
(dollars in 000's)	2000	1999
Loans identified as impaired at year-end	$4,656	$9,136
Impaired loans for which a valuation allowance has been determined	1,048	6,566
Impaired loans for which no valuation allowance was determined necessary	3,608	2,570
Amount of valuation allowance	556	3,113

    The average amount of the recorded investment in impaired loans during the years ended December 31, 2000, 1999 and 1998 was approximately $6,148,000, $6,621,000 and $4,243,000, respectively.

    The valuation allowance reported above is determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

    The Company also provides an allowance for losses for (1) loans that while not individually identified as being currently impaired, are internally evaluated as having a relatively higher level of credit risk and (2) losses inherent in the balance of the loan portfolio which have not been specifically identified as of the year-end. The allowance is based on review of individual loans, historical trends, current economic conditions, and other factors. The allowance for loan losses consists of an amount allocated to loans which are impaired, a statistically allocated portion and a specifically allocated portion. The total of these components is considered adequate to provide for losses which can be reasonably anticipated.

    The allowance for loan losses is netted against loans on the Statements of Financial Position for December 31, 2000 and 1999. A summary of the changes in the allowance account is as follows:

	December 31,
(dollars in 000's)	2000	1999	1998
Balance at beginning of year	$13,105	$14,441	$15,065
Additions to the allowance charged to expense	700	50	300
Loans charged off	(1,192)	(2,522)	(1,721)
Recoveries of loans previously charged off	667	1,136	797

BALANCE AT END OF YEAR	$13,280	$13,105	$14,441

    An analysis of loans to directors and officers is as follows:

	December 31,
(dollars in 000's)	2000	1999
Balance, at beginning of year	$3,482	$6,196
Additional loans made	4,317	109
Payments received	(3,128)	(2,823)

BALANCE AT END OF YEAR	$4,671	$3,482

    These loans were made in the ordinary course of the Bank's business and, in management's opinion, were made at prevailing rates and terms.

6.  Premises and Equipment

    Premises and equipment consisted of the following:

	December 31,
(dollars in 000's)	2000	1999
Land	$8,482	$8,859
Buildings	24,822	24,672
Furniture and equipment	17,517	16,179
Construction in progress	1,330	674

	52,151	50,384
Less—Accumulated depreciation and amortization	(24,148)	(21,102)

TOTAL PREMISES AND EQUIPMENT	$28,003	$29,282

    Depreciation and amortization included in occupancy expenses was $3,911,000, $3,857,000 and $4,005,000 in 2000, 1999 and 1998, respectively, based on the following estimated useful lives:

Buildings	20-40 years
Furniture and equipment	3-20 years

    Total rental expense for banking premises was $980,000, $1,027,000 and $1,112,000 in 2000, 1999 and 1998, respectively. As of December 31, 2000, the approximate minimum future lease rentals payable under non-cancelable lease contracts for bank premises were as follows:

Year	(dollars in 000's)
2001	$1,032
2002	922
2003	735
2004	706
2005	652
Thereafter	3,272

TOTAL LEASE COMMITMENTS	$7,319

7.  Investments in Real Estate

    Real estate held for sale or development includes the following:

	December 31,
(dollars in 000's)	2000	1999
Advances to and investments in real estate joint ventures	$228	$406
Direct investments in real estate development	—	1,373
Allowance for losses on investments in real estate	—	(262)

TOTAL INVESTMENTS IN REAL ESTATE, NET	$228	$1,517

    The Federal Deposit Insurance Corporation (FDIC) Improvement Act (FDICIA) became law in December 1991. Under FDICIA the Bank was originally required to substantially eliminate its real estate development activities by December 19, 1996. In July 1996, the Bank received an extension of the deadline for two years to December 31, 1998. On December 15, 1998, the Regional Director of the FDIC extended the deadline to December 31, 2000 for good cause and no further deadlines have been imposed.

8.  Deposits

    Deposits are insured up to $100,000 per member by the Federal Deposit Insurance Corporation (FDIC). The following is a break-down by type and maturity at year-end of the Bank's deposits:

December 31, 2000

(dollars in 000's)	No Contractual Maturity	Three Months or Less	After 3 Months, to 12 Months	After One Year	Total
Demand Deposits	$275,624	$—	$—	$—	$275,624
Savings, Money Market and Now Accounts	606,857	—	—	—	606,857
Time Deposits—$100,000 or more	—	56,374	54,627	9,369	120,370
Time Deposits—Under $100,000	—	81,669	114,896	31,746	228,311

Total	$882,481	$138,043	$169,523	$41,115	$1,231,162

December 31, 1999

(dollars in 000's)	No Contractual Maturity	Three Months or less	After 3 Months, to 12 Months	After One Year	Total
Demand Deposits	$230,271	$—	$—	$—	$230,271
Savings, Money Market and Now Accounts	611,119	—	—	—	611,119
Time Deposits—$100,000 or more	—	45,075	44,257	10,186	99,518
Time Deposits—Under $100,000	—	82,771	117,775	27,000	227,546

Total	$841,390	$127,846	$162,032	$37,186	$1,168,454

9.  Disclosures about Fair Value of Financial Instruments

    Where applicable, the Company is required by GAAP to disclose the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. In the case of financial instruments for which it is not practicable to estimate the fair value, the Company is required to disclose information pertinent to estimating the fair value such as interest rates and maturity, and also state the reasons why it is not practicable to estimate fair value.

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

    There are several factors which users of these financial statements should consider. First, there are uncertainties inherent in the process of estimating the fair value of financial instruments. Secondly, the statement covers financial instruments only, not other assets like premises and equipment, the fair value of which might differ significantly from the amounts at which they are carried in an entity's financial statements. Thirdly, the Company must exclude from its estimate of the fair value of deposit liabilities any consideration of its ongoing customer relationships which provide stable sources of investable funds. Lastly, these disclosures do not address means of evaluating an entity's performance in areas other than the management of financial instruments; for example, the ability to generate non-interest income and the control of non-interest expense. For these reasons, users are advised not to regard the disclosure of the fair market value of financial instruments as in any way equivalent to a valuation of the Company as a whole.

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

  Other Borrowings

    Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

  Commitments to Extend Credit and Letters of Credit

    Commitments to extend credit and letters of credit are written at current market rates. The Company does not anticipate any interest rate or credit factors that would affect the fair value of commitments or letters of credit outstanding at December 31, 2000.

    The estimated fair values of the Company's financial instruments are as follows:

	2000		1999
(dollars in 000's)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$88,988	$88,988	$56,080	$56,080
Fed funds sold	—	—	17,500	17,500
Investment securities	407,462	407,667	465,281	464,973
Loans, net	906,687	908,094	755,709	770,537
Financial liabilities:
Deposits	1,231,162	1,252,747	1,168,454	1,184,851
Other borrowings	30,240	30,240	15,357	15,357

10.  Income Taxes

    The current and deferred amounts of the provision for taxes in the years ended December 31, were:

(dollars in 000's)	2000	1999	1998
Federal:
Current	$10,208	$6,565	$6,440
Deferred	(248)	1,483	1,853

Total Federal Taxes	9,960	8,048	8,293

State:
Current	4,431	2,905	2,480
Deferred	(249)	477	(197)

Total State Taxes	4,182	3,382	2,283

TOTAL FEDERAL AND STATE TAX EXPENSE	$14,142	$11,430	$10,576

    The provision for taxes on income differed from the amounts computed using the federal statutory rate of 35 percent as follows:

(dollars in 000's)	2000	1999	1998
Tax expense at federal statutory tax rate	$14,522	$11,719	$11,014
State income tax expense	2,434	1,986	2,426
Tax savings from exempt investment and loan income	(1,872)	(1,391)	(580)
Merger-related expenses	—	328	921
Other, net	(942)	(1,212)	280

Total before change in valuation allowance	14,142	11,430	14,061
Change in valuation allowance	—	—	(3,485)

TOTAL TAX EXPENSE	$14,142	$11,430	$10,576

The principal items giving rise to deferred taxes were:

(dollars in 000's)	2000	1999	1998
Allowance for loan losses	$(239)	$358	$(32)
Gain on loan workouts	52	95	(25)
Real estate joint ventures	460	1,480	5,852
Deferred compensation	(558)	(344)	(139)
Merger-related expenses	637	336	(1,016)
State income taxes	(409)	(516)	40
Provisions for OREO properties	155	137	991
Capital loss carryforward	—	—	(183)
Depreciation	(393)	482	(212)
Securities—discount accretion	7	(68)	(286)
Prepaid expenses	—	(145)	49
Change in valuation allowance	—	—	(3,485)
Other, net	(209)	145	102

TOTAL DEFERRED TAXES	$(497)	$1,960	$1,656

As of December 31, the deferred tax assets and liabilities are as follows:

(dollars in 000's)	2000	1999	1998
Assets:
Allowance for loan losses	$4,832	$4,593	$4,951
Gain on loan workouts	1,372	1,424	1,519
Real estate joint ventures	—	—	1,293
Deferred compensation	2,055	1,497	1,153
Merger-related expenses	43	680	1,016
State income taxes	1,596	1,187	671
Provisions for OREO properties	—	155	292
Capital loss carryforward	183	183	183
All other, net	264	55	200

Total Assets	10,345	9,774	11,278

Liabilities:
Prepaid expenses	—	—	(145)
Real estate joint ventures	(647)	(187)	—
Depreciation and amortization	(814)	(1,207)	(725)
Securities—discount accretion	(9)	(2)	(70)

Total Liabilities	(1,470)	(1,396)	(940)

Valuation Allowance	(183)	(183)	(183)

Net deferred tax asset before tax effect of unrealized gain on securities available for sale	8,692	8,195	10,155
Tax effect of unrealized gain (loss) on securities available for sale	(804)	2,472	(2,922)

DEFERRED TAX ASSET, NET	$7,888	$10,667	$7,233

    The valuation allowance provides for deferred taxes that are not anticipated to be offset by taxable income projected for the next 12 months. The valuation allowance is based on estimates by management which could change in the near term.

    As of December 31, 2000, the Company has no operating loss and tax credit carryforwards for financial reporting purposes, however, a capital loss carryforward exists that is scheduled to expire in 2002. There are also no alternative minimum tax credit carryforwards for tax purposes.

11.  Other Borrowings

    The Company has obtained first trust deed mortgage financing for several of the properties and investments that they own. Mortgages payable totaled $135,000 and $164,000 at December 31, 2000 and 1999, respectively. Other borrowings also include borrowings under the Treasury Tax and Loan note account of $3,980,000 and $12,263,000 at December 31, 2000 and 1999, respectively. Securities sold under agreement to repurchase, included in other borrowings, are $125,000 and $2,930,000 at December 31, 2000 and 1999, respectively. Marketable securities with a fair market value at least equal to the amount of the borrowing under the agreement to repurchase are utilized in these transactions.

12.  Commitments and Contingencies

    At December 31, 2000 and 1999, the Company was contingently liable for letter of credit accommodations made to its customers totaling $33,168,000 and $21,546,000, respectively. At December 31, 2000 and 1999, the Company also had undisbursed loan commitments in the amount of $359,473,000 and $369,753,000, respectively.

    Many of the commitments are expected to expire without being drawn upon. Accordingly, the total outstanding commitment amount does not necessarily represent future cash requirements. The Company does not anticipate any significant losses as a result of these transactions. Provision has been made for losses which may be sustained in the fulfillment of, or from an inability to fulfill, any commitments.

    The Company is involved in litigation of a routine nature which is being handled and defended in the ordinary course of the Company's business. In the opinion of management, based in part on the advice of legal counsel, the resolution of this litigation will not have a material impact on the Company's financial condition or results of operations.

13.  Earnings Per Share

    Earnings per share (EPS) have been computed in 2000, 1999 and 1998, based on the weighted average number of shares outstanding each year of 22,257,000, 22,461,000 and 22,351,000, respectively. Average outstanding shares in prior years have been restated to reflect stock dividends paid to former shareholders of Mid-State Bank, as well as additional shares issued in connection with the mergers. Also, on January 26, 2001, the Company declared a 2-for-1 stock split. All EPS and share data has been retroactively restated to give effect to this split.

    The following is a reconciliation of the numerators and denominators used in the calculation of basic EPS and diluted EPS for the years ended December 31.

(figures in 000's, except per share data)	Earnings	Weighted Average Shares Outstanding	EPS
2000
Basic Earnings Per Share:
Net Income available to Common Stockholders	$27,349	22,257	$1.23
Effect of Dilutive Securities:
Stock Options		465
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$27,349	22,722	$1.20

1999
Basic Earnings Per Share:
Net Income available to Common Stockholders	$22,053	22,461	$.98
Effect of Dilutive Securities:
Stock Options		268
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$22,053	22,729	$.97

1998
Basic Earnings Per Share:
Net Income available to Common Stockholders	$20,995	22,351	$.94
Effect of Dilutive Securities:
Stock Options		196
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$20,995	22,547	$.93

14.  Capital Accounts

    The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of (1) the bank's undivided profits or (2) the bank's net income for its last three fiscal years less the amount of any distributions made by the bank during such period. Under these restrictions, the Bank could have made cash dividends totaling $51,353,000 at December 31, 2000. The Company declared cash dividends during 2000 of $7,543,000.

15.  Stock Options

    The Bank adopted a new stock option plan, the "Plan", in 1998. The Plan replaced earlier plans granted by the former BSM Bancorp, the former City Commerce Bank and the former Mid-State Bank. Options are granted at a price not less than the fair market value of the stock at the grant date. Options are exercisable and expire as determined by the Board of Directors. However, options expire no later than ten years from the date of grant. The Plan provides for issuance of up to 3,000,000 shares of common stock and is subject to termination as determined by the Board of Directors. As of December 31, 2000, 1,627,526 shares are currently under option. The shares are exercisable at prices ranging from $5.38 to $18.00. During 1999, 76,266 shares were exercised and 46,008 shares were exercised in 2000.

    The Bank applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for grants under the Plan. Consistent with the methods of SFAS No. 123, pro forma compensation expense for the Plan had been determined based on the fair value at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yields (dividend per share divided by earnings per share) ranging from 14% to 27%, expected volatility of 25%, risk-free interest rates ranging from 4.23% to 6.38% and expected lives of five years. The Bank's net income and earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to pro forma amounts indicated below:

(dollars in 000's except per share data)	2000	1999	1998
Net income to common shareholders:
As reported	$27,349	$22,053	$20,995
Pro forma	$26,241	$21,232	$20,461
Net income per common and common share equivalent:
Basic earnings per share:
As reported	$1.23	$0.98	$0.94
Pro forma	$1.18	$0.95	$0.92
Diluted earnings per share:
As reported	$1.20	$0.97	$0.93
Pro forma	$1.15	$0.94	$0.91

    A summary of the Bank's stock options as of December 31, 2000, 1999 and 1998, and changes during the periods then ended, is presented below:

	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,311,934	$14.57	1,031,244	$13.16	430,154	$6.29
Granted	394,000	14.00	390,296	16.66	829,000	15.02
Exercised/Forfeited	(78,408)	10.77	(109,606)	8.69	(227,910)	6.92

Outstanding at end of period	1,627,526	$14.61	1,311,934	$14.57	1,031,244	$13.16

16.  Employee Benefits

    The Company offers a combination qualified profit sharing plan (the Profit Sharing Plan) and a savings and retirement plan designed to comply with Internal Revenue Service Code Section 401(k) (the 401(k) Plan) to substantially all employees. The Company's contributions to the Profit Sharing and 401(k) Plans for the years ended December 31, 2000, 1999 and 1998 were $2,185,000, $1,814,000 and $1,738,000, respectively.

    A deferred compensation plan is also in effect to provide performance oriented deferred compensation for the Company's senior management. Allocations to the participants accounts are made at the discretion of the Board of Directors. The amount of contributions is determined by the Board of Directors as a function of net profits and prior year return on equity. In 1999, $662,000 was contributed to participants with $820,000 contributed for 2000. Prior to the merger, the Bank began a bonus incentive system in 1996 (the Incentive Reward System) for many of the Bank's employees. A bonus is paid to selected employees who exceed certain goals under formulas established at the start of the year. Included in employee benefits expense for 2000, 1999 and 1998 was a charge of $2,253,000, $1,214,000 and $504,000, respectively, which was accrued during those years and paid in the following year under the Incentive Reward System. Virtually all employees received bonuses under this program in 2000 ranging from 2.2% of their salary to as much as 15.3% of their salary.

    Prior to the merger, BSM Bancorp through its wholly owned subsidiary, Bank of Santa Maria, paid bonuses to employees amounting to $285,000 for the year ending 1998.

    Also prior to the merger, City Commerce Bank paid bonuses to employees amounting to $98,038 and $439,000, for the years 1999 and 1998, respectively.

17.  Regulatory Matters

    The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    As of December 31, 2000, the latest regulatory examinations indicated that Mid-State Bancshares and Mid-State Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Mid-State Bancshares and Mid-State Bank must maintain minimum total risk-based, Tier One risk-based and Tier One Leverage ratios, as set forth in the following table. There are no conditions or events that Management believes have changed

Mid-State Bancshares' and Mid-State Bank's category. The actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Considered Well Capitalized For Capital Adequacy Purposes
(dollars in 000's)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid-State Bancshares—Consolidated:
As of December 31, 2000:
Total Capital (to Risk Weighted Assets)	$187,800	16.7%	$90,035	8.0%	$112,544	10.0%
Tier One Capital (to Risk Weighted Assets)	$174,520	15.5%	$45,017	4.0%	$67,526	6.0%
Tier One Capital (to Average Assets)	$174,520	12.3%	$56,893	4.0%	$71,116	5.0%
As of December 31, 1999:
Total Capital (to Risk Weighted Assets)	$175,151	17.2%	$81,257	8.0%	$101,572	10.0%
Tier One Capital (to Risk Weighted Assets)	$162,450	16.0%	$40,629	4.0%	$60,943	6.0%
Tier One Capital (to Average Assets)	$162,450	11.6%	$55,846	4.0%	$69,807	5.0%
Mid-State Bank—Only:
As of December 31, 2000:
Total Capital (to Risk Weighted Assets)	$185,409	16.5%	$90,037	8.0%	$112,547	10.0%
Tier One Capital (to Risk Weighted Assets)	$172,129	15.3%	$45,019	4.0%	$67,528	6.0%
Tier One Capital (to Average Assets)	$172,139	12.1%	$56,893	4.0%	$71,116	5.0%
As of December 31, 1999:
Total Capital (to Risk Weighted Assets)	$175,023	17.2%	$81,074	8.0%	$101,572	10.0%
Tier One Capital (to Risk Weighted Assets)	$162,321	16.0%	$40,537	4.0%	$60,943	6.0%
Tier One Capital (to Average Assets)	$162,321	11.6%	$55,826	4.0%	$69,783	5.0%

18.  Reportable Business Segments

    Reportable business segments are determined using the "management approach" and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. Presently, the Company is segregated into three reportable business segments, Community Banking, Mid-Coast Land Company, and "All Other".

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

    Non reportable operating segments of the Company's operations which do not have similar characteristics to any other banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the "All Other" category. "All Other" includes the activities of the holding Company (excluding equity in earnings of subsidiaries) and certain non-recurring items such as merger related expenses of $2.9 and $7.4 million in 1999 and 1998, respectively, and the reversal of the reserve for losses on investments in real estate of $5.3 million in 1998. These items are not considered attributable to the assessment of performance of the business segments to which they relate.

    Below is a summary statement of income and certain selected financial data for each of the three years ended December 31, 2000. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments which may influence relative results, most notably, allocations of various types of overhead and administrative costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

	Community Banking			Mid-Coast Land Company			All Other			Mid-State Bancshares
(dollars in 000's)	2000	1999	1998	2000	1999	1998	2000	1999	1998	2000	1999	1998
Interest Income	$109,946	$99,565	$98,783	$21	$62	$99	$—	$—	$—	$109,967	$99,627	$98,882
Interest Expense	27,599	26,071	29,441	—	—	—	—	—	—	27,599	26,071	29,441
Net Interest Income	82,347	73,494	69,342	21	62	99	—	—	—	82,368	73,556	69,441
Provision	700	50	300	—	—	—	—	—	—	700	50	300
Non Interest Income	16,950	16,680	18,509	593	785	727	262	—	5,500	17,805	17,465	24,736
Non Interest Expense	57,851	53,614	53,626	131	498	916	—	3,376	7,764	57,982	57,488	62,306

Pre-Tax Income	$40,746	$36,510	$33,925	$483	$349	$(90)	$262	$(3,376)	$(2,264)	$41,491	$33,483	$31,571

Average Assets
(in millions)	$1,387	$1,385	$1,323	$2	$5	$8	$1	$1	$1	$1,390	$1,391	$1,332

19.  Parent Company Financial Information

    Condensed financial information of Mid-State Bancshares (parent only) follows:

    (dollars in 000's)

Condensed Balance Sheets

	December 31,
ASSETS	2000	1999
Cash	$2,151	$158
Investment in Mid-State Bank	176,707	160,158
Other Assets	24	1,624

Total Assets	$178,882	$161,940

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividend Payable	$1,982	$1,580
Accrued Liabilities	(242)	29

Total Liabilities	1,740	1,609
Shareholders' Equity	177,142	160,331

Total Liabilities and Shareholders' Equity	$178,882	$161,940

Condensed Income Statements

	December 31,
	2000	1999	1998
Equity in earnings of subsidiaries:
Undistributed	$11,635	$17,851	$19,221
Dividends	16,062	5,583	2,000
Operating Expenses	(599)	(1,381)	(324)
Income Tax Benefit	251	—	98

Net Income	$27,349	$22,053	$20,995

Condensed Statements of Cash Flows

	December 31,
	2000	1999	1998
Cash flows from operation activities:
Net Income	$27,349	$22,053	$20,995
Adjustments to reconcile net income to net cash provided by operating activities:
Net earnings of Bank	(11,635)	(17,851)	(19,221)
Net change in other liabilities	(251)	(43)	15
Net change in other assets	1,580	(1,186)	(243)

Net cash provided by operating activities	17,043	2,973	1,546

Net Cash Flow from Investing Activities	—	—	—

Net Cash Flows from Financing Activities:
Proceeds from stock options	345	286	1,282
Payment to purchase common stock	(8,254)	—	—
Dividends paid by parent	(7,142)	(5,213)	(901)
Other	1	—	—

Net cash (used in) provided by financing activities	(15,050)	(4,927)	381

Net Increase (Decrease) in Cash	1,993	(1,954)	1,927
Cash, beginning of year	158	2,112	185

Cash, at end of year	$2,151	$158	$2,112

Management Statement

    Mid-State Bancshares is responsible for the preparation, integrity, and fair presentation of its published consolidated financial statements as of December 31, 2000 and the year then ended. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts, some of which are based on judgments and estimates of management.

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

    Management assessed its internal control structure over financial reporting as of December 31, 2000. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, management believes that Mid-State Bancshares maintained an effective internal control structure over financial reporting as of December 31, 2000.

Compliance With Laws and Regulations

    Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

    Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Mid-State Bancshares complied, in all significant aspects, with the designated laws and regulations relating to safety and soundness for the year ended December 31, 2000.

/s/ CARROL R. PRUETT Carrol R. Pruett President Chairman of the Board	/s/ JAMES G. STATHOS James G. Stathos Executive Vice President Chief Financial Officer

Report of Independent Public Accountants

To the Shareholders and Board of Directors of Mid-State Bancshares:

    We have examined management's assertions that Mid-State Bancshares and Subsidiary maintained an effective internal control structure over financial reporting as of December 31, 2000 included in the accompanying Management Statement.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control structure over financial reporting, testing, and evaluating the design and operating effectiveness of the internal control structure and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

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

    In our opinion, management's assertion that Mid-State Bancshares and Subsidiary maintained an effective internal control structure over financial reporting as of December 31, 2000, is fairly stated, in all material respects, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ ARTHUR ANDERSEN LLP ARTHUR ANDERSEN LLP

Orange County, California
January 19, 2001

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Exhibits:

Exhibit Number	Index to Exhibits
2.1	Plan of Reorganization and merger Agreement between Bancorp, the Bank and BSM Merger Company in connection with the formation of Bancorp as a holding company for the Bank [1]
2.2	Agreement to Merge and Plan of Reorganization dated January 29, 1998 and amended on March 27, 1998 by and between Bancorp, Bank and Mid-State [2]
2.3	Agreement to Merge dated April 19, 1999 by and between Mid-State Bancshares and City Commerce Bank. [3]
3.1	Articles of Incorporation, as amended [4]
3.2	Bylaws of Registrant [4]
4.1	Specimen Certificate evidencing shares of Mid-State Bancshares Common Stock [5]
10.1	Mid-State Bancshares 1996 Stock Option Plan, form of Stock Option Agreement and form of Substitute Stock Option Agreement [6]
10.2	Deferred Compensation Plan [7]
10.3	Profit Sharing and Salary Deferral 401(k) Plan [7]
10.4	Change in Control Agreement for Carrol R. Pruett [7]
10.5	Change in Control Agreement for T. E. Reese [7]

10.6	Change in Control Agreement for James G. Stathos [7]
10.7	Change in Control Agreement for Steven Harding [7]
10.8	Change in Control Agreement for Michael Gibson [7]
10.9	Change in Control Agreement for Debbie Zimmer [7]
10.10	Change in Control Agreement for John Arellano [7]
10.11	Change in Control Agreement for Karen Campbe11 [7]
10.12	Change in Control Agreement for James W. Lokey [8]
10.13	Mid-State Bancshares Stock Option Plan, as amended [9]
16	Letter regarding change in certifying accountants [10]
21	Subsidiary of Mid-State Bancshares—Mid-State Bank is the only subsidiary [11]
23.1	Consent of independent public accountants—Arthur Andersen LLP [12]
23.2	Consent of independent public auditor—KPMG LLP [12]

1
Filed as an exhibit to Registrant's Registration Statement (File No. 333-16952) filed on November 27, 1996.

2
Filed as part of Registrant's Initial Registration Statement on Form S-4 (File No. 333-48181) filed on March 18, 1998.

3
Filed as part of Registrant's Registration Statement on Form S-4 (File No. 333-81531) filed on July 9, 1999.

4
Filed as an exhibit to Registrant's Registration Statement (File No. 333-16952) filed on November 27, 1996.

5
Filed as part of the Registrant's Initial Registration Statement on Form S-4 (File No. 333-48181) filed on March 18, 1998.

6
Filed as part of the Registrant's Initial Registration Statement on Form S-4 (File No. 333-48181) filed on March 18, 1998.

7
Filed as part of the Registrant's Form 10-K for the year ended December 31, 1998.

8
Change in Control Agreement for Mr. Lokey is attached hereto as an Exhibit.

9
As filed by Registrant under Form S-8 (File No. 333-38584) on June 5, 2000.

10
Filed on August 25, 1998, as part of the Company's Form 8-K disclosing change in certifying accountants.

11
Filed as part of the Registrant's Initial Registration Statement on Form S-4 (File No. 333-48181) filed on March 18, 1998.

12
Consent of independent public accountants—Arthur Andersen LLP and consent of independent auditor—KPMG LLP are attached hereto as an exhibit.

(b) Schedules:

    Not Applicable

(c) Reports on Form 8-K

    During the fourth quarter of 2000, the Company did not file any Reports.

    Notice of Annual Meeting and Proxy Statement for the Bank's 2001 Annual Meeting will be mailed to shareholders subsequent to the date of filing of this Report. Copies of said materials will be furnished to the FDIC in accordance with applicable rules and regulations.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-STATE BANCHSARES
By:	/s/ CARROL R. PRUETT CARROL R. PRUETT President Chairman of the Board
Dated: March 27, 2001

/S/ JAMES G. STATHOS JAMES G. STATHOS Executive Vice President and Chief Financial Officer
Dated: March 27, 2001

SIGNATURES

    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Bank and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CARROL R. PRUETT CARROL R. PRUETT	Chairman of the Board	March 27, 2001
/s/ JAMES W. LOKEY JAMES W. LOKEY	Director	March 27, 2001
/s/ GRACIA B. BELLO GRACIA B. BELLO	Director	March 27, 2001
/s/ A. J. DIANI A. J. DIANI	Director	March 27, 2001
/s/ DARYL L. FLOOD DARYL L. FLOOD	Director	March 27, 2001
/s/ TRUDI CAREY TRUDI CAREY	Director	March 27, 2001
/s/ H. EDWARD HERON H. EDWARD HERON	Director	March 27, 2001
/s/ RAYMOND E. JONES RAYMOND E. JONES	Director	March 27, 2001
/s/ STEPHEN P. MAGUIRE STEPHEN P. MAGUIRE	Director	March 27, 2001
/s/ GREGORY R. MORRIS GREGORY R. MORRIS	Director	March 27, 2001
/s/ WILLIAM L. SNELLING WILLIAM L. SNELLING	Director	March 27, 2001

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Reorganization and merger Agreement between Bancorp, the Bank and BSM Merger Company in connection with the formation of Bancorp as a holding company for the Bank [1]
2.2	Agreement to Merge and Plan of Reorganization dated January 29, 1998 and amended on March 27, 1998 by and between Bancorp, Bank and Mid-State [2]
2.3	Agreement to Merge dated April 19, 1999 by and between Mid-State Bancshares and City Commerce Bank. [3]
3.1	Articles of Incorporation, as amended [4]
3.2	Bylaws of Registrant [4]
4.1	Specimen Certificate evidencing shares of Mid-State Bancshares Common Stock [5]
10.1	Mid-State Bancshares 1996 Stock Option Plan, form of Stock Option Agreement and form of Substitute Stock Option Agreement [6]
10.2	Deferred Compensation Plan [7]
10.3	Profit Sharing and Salary Deferral 401(k) Plan [7]
10.4	Change in Control Agreement for Carrol R. Pruett [7]
10.5	Change in Control Agreement for T. E. Reese [7]
10.6	Change in Control Agreement for James G. Stathos [7]
10.7	Change in Control Agreement for Steven Harding [7]
10.8	Change in Control Agreement for Michael Gibson [7]
10.9	Change in Control Agreement for Debbie Zimmer [7]
10.10	Change in Control Agreement for John Arellano [7]
10.11	Change in Control Agreement for Karen Campbe11 [7]
10.12	Change in Control Agreement for James W. Lokey [8]
10.13	Mid-State Bancshares Stock Option Plan, as amended [9]
16	Letter regarding change in certifying accountants [10]
21	Subsidiary of Mid-State Bancshares—Mid-State Bank is the only subsidiary [11]
23.1	Consent of independent public accountants—Arthur Andersen LLP [12]
23.2	Consent of independent public auditor—KPMG LLP [12]

1
Filed as an exhibit to Registrant's Registration Statement (File No. 333-16952) filed on November 27, 1996.

2
Filed as part of Registrant's Initial Registration Statement on Form S-4 (File No. 333-48181) filed on March 18, 1998.

3
Filed as part of Registrant's Registration Statement on Form S-4 (File No. 333-81531) filed on July 9, 1999.

4
Filed as an exhibit to Registrant's Registration Statement (File No. 333-16952) filed on November 27, 1996.

5
Filed as part of the Registrant's Initial Registration Statement on Form S-4 (File No. 333-48181) filed on March 18, 1998.

6
Filed as part of the Registrant's Initial Registration Statement on Form S-4 (File No. 333-48181) filed on March 18, 1998.

7
Filed as part of the Registrant's Form 10-K for the year ended December 31, 1998.

8
Change in Control Agreement for Mr. Lokey is attached hereto as an Exhibit.

9
As filed by Registrant under Form S-8 (File No. 333-38584) on June 5, 2000.

10
Filed on August 25, 1998, as part of the Company's Form 8-K disclosing change in certifying accountants.

11
Filed as part of the Registrant's Initial Registration Statement on Form S-4 (File No. 333-48181) filed on March 18, 1998.

12
Consent of independent public accountants—Arthur Andersen LLP and consent of independent auditor—KPMG LLP are attached hereto as an exhibit.

QuickLinks

TABLE OF CONTENTS
PART I
Leased by Bank or Subsidiary
PART II
Mid-State Bank Trends In Loan Categories
TABLE OF CONTENTS
Consolidated Statements of Financial Position (dollars in 000's, except share amounts)
Consolidated Statements of Income (dollars in 000's, except per share amounts)
Consolidated Statements of Comprehensive Income (dollars in 000's)
Consolidated Statements of Changes in Capital Accounts (dollars in 000's, except share amounts)
Consolidated Statements of Cash Flows (dollars in 000's)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2000
PART III
SIGNATURES
SIGNATURES
EXHIBIT INDEX