Form 10-Q
period 2001-03-31
MID-STATE BANCSHARES
filed 2001-05-07
CIK 1027324

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20429

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-23925

MID-STATE BANCSHARES
(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	77-0442667 (IRS Employer Identification No.)
1026 Grand Ave. Arroyo Grande, CA (Address of principal executive offices)	93420-0580 (Zip code)

(805) 473-7700
Issuer's Telephone Number:

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

    Check whether the Bank (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 2, 2001, the aggregate market value of the common stock held by non-affiliates of the Company was: $288,583,123.

    Number of shares of common stock of the Company outstanding as of May 2, 2001: 21,915,488 shares.

Mid-State Bancshares
March 31, 2001
Index

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Mid-State Bancshares
Consolidated Statements of Financial Position
(Interim Periods Unaudited—figures in 000's)

	Mar. 31, 2001	Dec. 31, 2000	Mar. 31, 2000
ASSETS
Cash and Due From Banks	$73,534	$88,988	$67,641
Fed Funds Sold	28,720	—	14,270
Investment Securities:
Available For Sale	360,042	381,822	379,916
Held-to-Maturity (Market value of $0, $25,845 and $29,263, respectively)	—	25,640	29,646
Loans, net of unearned income	946,103	919,967	831,439
Allowance for Loan Losses	(13,550)	(13,280)	(12,931)

Net Loans	932,553	906,687	818,508

Premises and Equipment, Net	27,566	28,003	29,076
Accrued Interest Receivable	11,162	11,753	11,343
Investments in Real Estate, Net	228	228	1,318
Other Real Estate Owned, Net	—	—	77
Other Assets	11,122	12,757	18,346

Total Assets	$1,444,927	$1,455,878	$1,370,141

LIABILITIES AND EQUITY
Non Interest Bearing Demand	$259,636	$275,624	$232,370
NOW Accounts, Money Market and Savings Deposits	616,795	606,857	630,019
Time Deposits Under $100	234,706	228,311	228,073
Time Deposits $100 or more	137,201	120,370	99,630

Total Deposits	1,248,338	1,231,162	1,190,092
Accrued Interest Payable and Other Liabilities	13,589	47,574	15,665

Total Liabilities	1,261,927	1,278,736	1,205,757

Shareholders' Equity:
Common Stock and Surplus (Shares Outstanding of 21,915, 22,019 and 22,601, respectively)	49,992	51,772	59,902
Retained Earnings	128,837	124,163	108,976
Accumulated Other Comprehensive Income (Loss), Net	4,171	1,207	(4,494)

Total Equity	183,000	177,142	164,384

Total Liabilities and Equity	$1,444,927	$1,455,878	$1,370,141

Mid-State Bancshares
Consolidated Statements of Income
(Unaudited—figures in 000's except earnings per share data)

	Three Month Period Ended March 31,
	2001	2000
Interest Income:
Interest and fees on loans	$22,279	$19,925
Interest on investment securities—taxable	3,371	4,772
Interest on investment securities—tax exempt	1,648	1,376
Interest on fed funds sold, other	356	212

Total Interest Income	27,654	26,285

Interest Expense:
Interest on NOW, money market and savings	2,195	2,376
Interest on time deposits less than $100	3,089	2,679
Interest on time deposits of $100 or more	1,858	1,255
Interest on mortgages, other	79	134

Total Interest Expense	7,221	6,444

Net Interest Income before provision	20,433	19,841
Less: Provision for loan losses	300	—

Net Interest Income after provision	20,133	19,841

Other operating income:
Service charges and fees	1,893	1,757
Other non interest income	3,267	2,618

Total other operating income	5,160	4,375

Other operating expense:
Salaries and employee benefits	8,394	8,118
Occupancy and furniture	2,242	2,078
Other operating expenses	4,111	4,037

Total other operating expense	14,747	14,233

Income before taxes	10,546	9,983
Provision for income taxes	3,900	3,556

Net Income	$6,646	$6,427

Earnings per share—basic	$0.30	$0.28
—diluted	$0.30	$0.28

Mid-State Bancshares
Consolidated Statements of Comprehensive Income
(Unaudited—figures in 000's)

	Three Month Period Ended March 31,
	2001	2000
Net Income	$6,646	$6,427

Other Comprehensive Income Before Taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	5,001	(1,316)
Reclassification adjustment for (gains) losses included in net income	(61)	4

Other comprehensive income (loss), before tax	4,940	(1,312)
Income tax expense (benefit) related to items in comprehensive income	1,976	(525)

Other Comprehensive Gain (Loss), Net of Taxes	2,964	(787)

Comprehensive Income	$9,610	$5,640

Mid-State Bancshares
Consolidated Statements of Cash Flows
(Unaudited—figures in 000's)

	Three Month Period Ended March 31,
	2001	2000
OPERATING ACTIVITIES
Net Income	$6,646	$6,427
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	300	—
Depreciation and amortization	986	690
Net amortization of prem./discounts-investments	219	372
Amortization of deferred loan fees	2,397	2,383
Changes in assets and liabilities:
Accrued interest receivable	591	(671)
Other liabilities	(4,584)	2,231
Other assets, net	(341)	213

Net cash provided by operating activities	6,214	11,645

INVESTING ACTIVITIES
Proceeds from sales and maturities of investments	62,738	55,745
Purchases of investments	(10,597)	(1,715)
Increase in loans	(28,563)	(62,876)
Purchases of premises and equipment, net	(549)	(477)

Net cash provided by (used in) investing activities	23,029	(9,323)

FINANCING ACTIVITIES
Increase in deposits	17,176	21,638
Decrease in short-term borrowings	(29,401)	(14,270)
Exercise of stock options	75	221
Cash dividends paid	(1,972)	(1,580)
Retirement of company stock	(1,855)	—

Net cash (used in) provided by financing activities	(15,977)	6,009

Increase in cash and cash equivalents	13,260	8,331
Cash and cash equivalents, beginning of period	88,988	73,580

Cash and cash equivalents, end of period	$102,254	$81,911

Mid-State Bancshares
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

NOTE A—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

    The accompanying consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank which includes the Bank and the Bank's subsidiaries, MSB Properties and Mid Coast Land Company (collectively the "Company," "Bank" or "Mid-State"). All significant inter-company transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Form 10-K Annual Report for the year ended December 31, 2000 of Mid-State Bancshares. A summary of the Company's significant accounting policies is set forth in the Notes to Consolidated Financial Statements contained therein.

    These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with the accounting policies reflected in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000. They do not, however, include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

NOTE B—EARNINGS PER SHARE

    The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute Earnings Per Share ("EPS"). Figures are in thousands, except earnings per share data.

	Three Month Period Ended March 31, 2001			Three Month Period Ended March 31, 2000
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$6,646			$6,427
Basic Earnings Per Share:
Income available to Common Shareholders	$6,646	21,960	$0.30	$6,427	22,589	$0.28
Effect of dilutive securities:
Stock Options		492			243
Diluted Earnings Per Share:
Income available to Common Shareholders	$6,646	22,452	$0.30	$6,427	22,832	$0.28

NOTE C—SUBSEQUENT EVENT: MERGER OF MID-STATE BANCSHARES AND AMERICORP

    On April 9, 2001, the Company signed a definitive agreement to acquire Americorp through merger, subject to the approval of banking regulators and shareholders of Americorp. Americorp is the parent company to American Commercial Bank, its wholly owned sole subsidiary. American Commercial Bank is the largest independent bank headquartered in Ventura County with 6 offices serving the communities of Ventura, Oxnard and Camarillo. The agreement provides that the outstanding shares of Americorp will be exchanged for shares of common stock of Mid-State Bancshares. Americorp shareholders will receive $28.75 in Mid-State Bancshares stock which is subject to possible adjustments based on changes in the price of Mid-State Bancshares stock preceding the effective date of the transaction. The transaction is valued at approximately $63.7 million. The merger is structured to be tax-free, and is intended to be accounted for as a pooling-of-interests. As a result of this transaction, the previously approved stock repurchase program for Mid-State Bancshares has been suspended.

NOTE D—TRANSFER OF INVESTMENT SECURITIES HELD-TO-MATURITY TO INVESTMENT SECURITIES AVAILABLE FOR SALE

    On January 1, 2001, the remaining $25.6 million in the Held-to-Maturity portion of the Investment Securities Portfolio was transferred to the Available for Sale portion of the Investment Securities Portfolio. Ordinarily such transfers are prohibited, however, concurrent with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, a one time reclassification was permitted.

NOTE E—TWO-FOR-ONE STOCK SPLIT

    On January 10, 2001, the Board of Directors of Mid-State Bancshares declared a two-for-one stock split of its outstanding shares of common stock. The record date for the split was January 26, 2001 and the split was distributed on February 26, 2001. All per share amounts reported in this Report on Form 10-Q have been retroactively restated to reflect the two-for-one stock split.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

    Selected Financial Data—Summary.  The following table provides certain selected consolidated financial data as of and for the three months ended March 31, 2001 and 2000 (unaudited).

	Year-to-Date
(Dollars in thousands, except per share data)
	Mar. 31, 2001	Mar. 31, 2000
Interest Income (not taxable equivalent)	$27,654	$26,285
Interest Expense	7,221	6,444

Net Interest Income	20,433	19,841
Provision for Loan Losses	300	—

Net Interest Income after provision for loan losses	20,133	19,841
Non-interest income	5,160	4,375
Non-interest expense	14,747	14,233

Income before income taxes	10,546	9,983
Provision for income taxes	3,900	3,556

Net Income	$6,646	$6,427

Per share:
Net Income—basic	$0.30	$0.28
Net Income—diluted	$0.30	$0.28
Average shares used in Basic E.P.S. calculation	21,960	22,589
Average shares used in Diluted E.P.S. calculation	22,452	22,832
Cash dividends	$0.09	$0.08
Book value at period-end	$8.35	$7.27
Ending Shares	21,915	22,601
Financial Ratios
Return on assets	1.89%	1.90%
Return on equity	14.97%	15.92%
Net interest margin (not taxable equivalent)	6.28%	6.37%
Net interest margin (taxable equivalent yield)	6.63%	6.66%
Net loan losses to avg. loans	0.01%	0.09%
Efficiency ratio	57.6%	58.8%
Period Averages
Total Assets	$1,427,361	$1,362,725
Total Loans	920,436	799,238
Total Earning Assets	1,318,574	1,253,328
Total Deposits	1,236,340	1,193,270
Common Equity	180,071	162,358
Balance Sheet—At Period-End
Cash and due from banks	$73,534	$67,641
Investments and Fed Funds Sold	388,762	423,832
Loans, net of deferred fees, before allowance	946,103	831,439
Allowance for Loan Losses	(13,550)	(12,931)
Other assets	50,078	60,160

Total Assets	$1,444,927	$1,370,141

Non-interest bearing deposits	$259,636	$232,370
Interest bearing deposits	988,702	957,722

Other borrowings	839	1,087
Other liabilities	12,750	14,578
Shareholders' equity	183,000	164,384

Total Liabilities and Shareholders' equity	$1,444,927	$1,370,141

(Dollars in thousands)	Mar. 31, 2001	Mar. 31, 2000
Asset Quality & Capital—At Period-End
Non-accrual loans	$6,038	$4,812
Loans past due 90 days or more	950	2,180
Other real estate owned	—	77

Total non performing assets	$6,988	$7,069

Other Key Ratios—At Period End
Loan loss allowance to loans, gross	1.4%	1.6%
Non-accrual loans to total loans, gross	0.6%	0.6%
Non performing assets to total assets	0.5%	0.5%
Allowance for loan losses to non performing loans	193.9%	184.9%
Equity to average assets (leverage ratio)	12.4%	12.3%
Tier One capital to risk-adjusted assets	15.7%	16.0%
Total capital to risk-adjusted assets	16.8%	17.3%

    Performance Summary.  The Company posted net income of $6.6 million for the three months ended March 31, 2001 compared to $6.4 million in the like 2000 period. These earnings represent an annualized return on assets of 1.89% and 1.90%, respectively. The annualized return on equity was 14.97% for the first quarter of 2001 compared to 15.92% in the first quarter of 2000. On a per share basis, diluted earnings per share were $0.30 in the 2001 period compared to $0.28 in the like quarter of 2000.

    Net Interest Income.  Mid-State's year-to-date annualized yield on interest earning assets was 8.51% for the first three months of 2001 (8.85% on a taxable equivalent basis) compared to 8.44% in the like 2000 period (8.73% on a taxable equivalent basis). This increase in yield is related to a change in mix of earning assets (average loans represented 69.8% of earning assets in the first quarter of 2001 compared to 63.8% one year earlier) which overshadowed the lower interest rates experienced during the 1st quarter of 2001. The Prime Rate, to which many of the Bank's loans are tied, averaged 8.62% in the 2001 period compared to 8.69% in the 2000 period. Conversely, annualized interest expense as a percent of earning assets increased slightly from 2.07% in the first three months of 2000 to 2.22% in this year's first three months. Overall, Mid-State's annualized Net Interest Income, expressed as a percent of earning assets, decreased from 6.37% for the three month period of 2000 (6.66% on a taxable equivalent basis) to 6.28% in the comparable 2001 period (6.63% on a taxable equivalent basis). Annualized Net Interest Income as a percent of average total assets declined slightly from 5.86% in the first three months of 2000 (6.13% taxable equivalent) to 5.81% in the comparable 2001 period (6.05% taxable equivalent).

    Earning assets on average were $65.2 million higher in the three month 2001 period than the comparable 2000 period ($1,318.6 million compared to $1,253.3 million). Average deposits in this same time-frame were up $43.1 million, ($1,236.3 million compared to $1,193.3 million), which explains part of the increase in average earning assets. The remaining portion of the increase is a result of a combination of the retention of earnings in the Company and a reduction in other non earning assets.

    Provision and Allowance for Loan Losses.  Mid-State made provisions to the allowance for loan losses in the first quarter of 2001 in the amount of $300 thousand. The Bank made no allowances in the comparable 2000 quarter. Management continues to believe that the allowance, which stands at 1.4% of total loans at March 31, 2001, down from 1.6% one year earlier, is adequate to cover inherent losses. The $13.6 million allowance is about 194% of the level of non performing assets which stand at $7.0 million compared to $7.1 million one year earlier. Non performing assets consist of loans on non-accrual, accruing loans 90 days or more past due and Other Real Estate Owned. Other Real Estate Owned reflects property acquired through foreclosure on loans in which the borrower defaulted. While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty, how and under what terms, problem assets will be resolved.

    Changes in the allowance for loan losses (in thousands) for the periods ended March 31, 2001 and 2000 are as follows:

	March 31,
	2001	2000
Balance at beginning of period	$13,280	$13,105
Provision for loan losses	300	—
Loans charged off	(253)	(286)
Recoveries of loans previously Charged-off	223	112

Balance at end of period	$13,550	$12,931

    At March 31, 2001, the recorded investments in loans, which have been identified as impaired totaled $8,804,000. Of this amount, $4,610,000 related to loans with no valuation allowance and $4,194,000 related to loans with a corresponding valuation allowance of $2,120,000. Impaired loans totaled $6,461,000 at March 31, 2000, all of which were tied to corresponding valuation allowances totaling $1,416,000. The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position. For the quarter ended March 31, 2001, the average recorded investment in impaired loans was $5,981,000 compared to $5,554,000 in the 2000 period. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

    Non-interest Income.  Non-interest income for the first three months of 2001 was $5.2 million, up from $4.4 million earned in the 2000 period, an increase of 17.9%. The increase was related to improved service charge income of approximately $132 thousand over the comparable periods, to increases in the Company's merchant mastercard income of about $51 thousand and increases in other fee income of $198 thousand. Income from mortgage origination and loan servicing increased $198 thousand from the levels in the first quarter of 2000.

    Non-interest Expense.  Non-interest expense for the first three months of 2001 was $14.7 million. This compares to $14.2 million in the comparable 2000 period. Increases in salaries and benefits accounted for $276 thousand of this increase, while increases in advertising and promotion accounted for $327 thousand of the increase. While other categories of expense showed minor declines, others showed minor increases, all of which in total were expense neutral.

    Provision for Income Taxes.  The year-to-date provision for income taxes was $3.9 million, compared to $3.6 million for the same period in 2000. The effective tax rate in 2001 was 37.0% compared to 35.6% in 2000. The effective tax rate in 2001 is somewhat higher than the prior year's first quarter due to the realization of certain tax benefits available to Mid-State in 2000. While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.

    Balance Sheet.  Total assets at March 31, 2001 totaled $1,444.9 million, compared to $1,370.1 million the same period one year earlier. Loans have increased from $831.4 million at the end of March, 2000 to $946.1 million in 2001. Investments and fed funds sold were significantly lower, having declined from $423.8 million one year earlier to $388.8 million this year. Other non earning asset categories declined as well, when comparing 2001 to 2000.

    Asset growth was funded primarily through a $58.2 million increase in deposits. Shareholders' equity increased by $18.6 million when comparing March 31, 2001 over March 31, 2000, primarily due to the retention of earnings over the intervening 12 month period and an increase in the gain on available for sale securities over the same time period. There was a modest decrease in other borrowing and liabilities of $2.1 million, comparing the quarter-end periods.

    Mid-State's loan to deposit ratio of 75.8% at March 31, 2001 is up significantly from the 69.9% ratio one year earlier. There is ample internal liquidity to fund improvements in this ratio through Mid-State's investment portfolio which has 100% of it's investments categorized as available for sale. On January 1, 2001, the company made the decision to transfer the remaining portion of the Held to Maturity securities to the Available for Sale portion of the portfolio. This transfer was made possible due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which allowed for a one time reclassification.

    Investment Securities.  Fed funds sold represent $28.7 million of the $388.8 million portfolio noted above. Of the remaining $360.1 million, 9% is invested in U.S. Treasury securities, 21% is invested in U.S. Government agency obligations, 67% is invested in securities issued by states and political subdivisions in the U.S. and 3% is invested in mortgage-backed securities and other securities. Sixty-eight percent of all investment securities mature prior to December 31, 2005. Approximately 24% of the total portfolio matures in less than one year. The Bank's investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 17 years. The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

    Capital Resources.  Total Shareholders' equity increased from $164.4 million at March 31, 2000 to $183.0 million at March 31, 2001. Net income over this 12 month time period of $27.6 million less cash dividends of $7.7 million plus a $8.7 million increase in unrealized gains on available for sale securities plus $0.2 million in stock options exercised less common stock repurchased of $10.2 accounted for the $18.6 million increase. Capital continues to be strong with Mid-State Bancshare's ratio of tier one equity capital to average assets ("leverage ratio") at 12.4% up from 12.3% one year earlier. Mid-State's ratios of tier one capital and total capital to risk-adjusted assets declined, principally because of the change in asset mix away from investment securities with lower risk weightings into loans with their 100% risk weightings. The tier one ratio went from 16.0% one year earlier to 15.7% at March 31, 2001. The Total Capital ratio went from 17.3% one year earlier to 16.8% at March 31, 2001. Mid-State substantially exceeds the standards to be considered well capitalized which are 6.0% for the ratio of tier one capital to risk weighted assets, 10.0% for the ratio of total capital to risk weighted assets, and 5.0% for the ratio of tier one capital to total assets.

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

    The Bank has adequate liquidity at the present time. Its loan to deposit ratio at March 31, 2001 was 75.8% versus 69.9% one year earlier. The Bank normally strives for a loan to deposit ratio in the 65% to 75% range. The Bank's internally calculated liquidity ratio stands at 33.5% at March 31, 2001, which is above its minimum policy of 15% and below the 39.5% level of March 31, 2000. Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

    Important Factors Relating to Forward-Looking Statements.  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Quarterly Report on Form 10-Q which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include, but are not limited to, the real estate market, the availability of loans at acceptable prices, the general level of economic activity both locally and nationally, interest rates, the actions by the Company's regulatory agencies, actions by competitors of the Company and other factors referenced in the Company's filings with the Securities and Exchange Commission. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3—Quantitative and Qualitative Disclosure About Market Risk

    The Bank's risk exposure to changes in interest rates is minimal. A recent review of the potential changes in the Bank's net interest income over the 12 month time horizon of 2001 showed that it could fluctuate under very extreme alternative rate scenarios from between +4.7% and -5.5% of the base case (rates unchanged at 8.0% prime rate). The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over a forecasted 12 month period. Management feels that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings. The following table presents a summary of the Bank's net interest income forecasted over the 12 months of 2001, under alternative interest rate scenarios. At April 30, 2001, the prime rate had declined to 7.5%.

Change From Base
Rates Down Very Significant	-5.5%
(Prime down to 4.00% over 12 months)
Rates Down Significant	-3.2%
(Prime down to 5.50% over 12 months)
Rates Down Modestly	-1.7%
(Prime down to 7.00% over 12 months)
Base Case—Rates Unchanged	—
(Prime unchanged at 8.00% over 12 months)
Rates Up Modestly	+1.5%
(Prime up to 9.00% over 12 months)
Rates Up Aggressive	+3.3%
(Prime up to 10.50% over 12 months)
Rates Up Very Aggressive	+4.7%
(Prime up to 12.00% over 12 months)

    Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $616.8 million) interest is based on rates set at the discretion of Management ranging from 0.50% to 2.37%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments. These characteristics are the main reasons that a 4% decline in Prime decreases net interest income by 5.5% while a 4% increase in Prime increases net interest income 4.7%.

    It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and Management's responses. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, and excluding the first quarter of 2001, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.71% to a high of 6.44% (not taxable equivalent). The Bank's net interest margin in the first quarter of 6.28% is relatively high by these historical standards. Based on the scenarios above, the net interest margin under the alternative scenarios ranges from 5.81% to 6.43%. Management feels this range of scenarios is appropriate in view of its historical performance, but no assurances can be given that actual experience will fall within this range.

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

Item 5—Other Information

    Not applicable.

Item 6—Exhibits and Reports on Form 8-K

  A)
  Exhibits

    Exhibit No.                                                         Exhibit

    None.

  B)
  Reports on Form 8-K

    During the first quarter of 2001, the Company filed one report on Form 8-K. Filed on January 19, 2001, the report noted that the Board of Directors of Mid-State Bancshares declared a two-for-one stock split of its outstanding shares of common stock on January 10, 2001. The record date for the split was January 26, 2001 and the split was distributed on February 26, 2001.

SIGNATURES

    Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-STATE BANCSHARES (REGISTRANT)
Date: May 2, 2001	By:	/s/ CARROL R. PRUETT CARROL R. PRUETT President Chairman of the Board
Date: May 2, 2001	By:	/s/ JAMES G. STATHOS JAMES G. STATHOS Executive Vice President Chief Financial Officer

QuickLinks

Mid-State Bancshares March 31, 2001 Index
Mid-State Bancshares Consolidated Statements of Financial Position (Interim Periods Unaudited—figures in 000's)
Mid-State Bancshares Consolidated Statements of Income (Unaudited—figures in 000's except earnings per share data)
Mid-State Bancshares Consolidated Statements of Comprehensive Income (Unaudited—figures in 000's)
Mid-State Bancshares Consolidated Statements of Cash Flows (Unaudited—figures in 000's)
Mid-State Bancshares Notes to Consolidated Financial Statements (Information with respect to interim periods is unaudited)
SIGNATURES