Form 10-Q
period 2001-06-30
MID-STATE BANCSHARES
filed 2001-08-07
CIK 1027324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-Q

/x/	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

or

/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from N-A to N-A

Commission File Number 000-23925

MID-STATE BANCSHARES
(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	75-0442667 (I.R.S. Employer Identification No.)
1026 Grand Ave., Arroyo Grande, CA (Address of Principal Executive Offices)	93420-0580 (Zip Code)

Issuer's Telephone Number: (805) 473-7700

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

    Check whether the Bank (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of July 26, 2001, the aggregate market value of the common stock held by non-affiliates of the Company was: $341,281,456.

    Number of shares of common stock of the Company outstanding as of July 26, 2001: 21,773,244 shares.

Mid-State Bancshares
June 30, 2001
Index

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements

Mid-State Bancshares
Consolidated Statements of Financial Position
(Interim Periods Unaudited—figures in 000's)

	June 30, 2001	Dec. 31, 2000	June 30, 2000
ASSETS
Cash and Due From Banks	$81,978	$88,988	$75,159
Fed Funds Sold	53,850	—	10,000
Investment Securities:
Available For Sale	351,952	381,822	354,226
Held-to-Maturity (Market value of $0, $25,845 and $29,160, respectively)	—	25,640	29,457
Loans, net of unearned income	981,688	919,967	859,286
Allowance for Loan Losses	(13,839)	(13,280)	(13,000)

Net Loans	967,849	906,687	846,286

Premises and Equipment, Net	25,855	28,003	28,378
Accrued Interest Receivable	10,329	11,753	11,072
Investments in Real Estate, Net	228	228	1,317
Other Real Estate Owned, Net	—	—	837
Other Assets	10,285	12,757	18,198

Total Assets	$1,502,326	$1,455,878	$1,374,930

LIABILITIES AND EQUITY
Non-Interest Bearing Demand	$277,943	$275,624	$252,280
NOW Accounts, Money Market and Savings Deposits	636,715	606,857	604,203
Time Deposits Under $100	236,819	228,311	226,636
Time Deposits $100 or more	141,624	120,370	104,942

Total Deposits	1,293,101	1,231,162	1,188,061
Accrued Interest Payable and Other Liabilities	22,676	47,574	23,005

Total Liabilities	1,315,777	1,278,736	1,211,066

Shareholders' Equity:
Common Stock and Surplus (Shares Outstanding of 21,847, 22,019 and 22,153, respectively)	48,909	51,772	53,826
Retained Earnings	133,549	124,163	113,980
Accumulated Other Comprehensive Gain (Loss), Net	4,091	1,207	(3,942)

Total Equity	186,549	177,142	163,864

Total Liabilities and Equity	$1,502,326	$1,455,878	$1,374,930

Mid-State Bancshares
Consolidated Statements of Income
(Unaudited—figures in 000's except earnings per share data)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2001	2000	2001	2000
Interest income:
Interest and fees on loans	$21,924	$20,859	$44,203	$40,784
Interest on investment securities—taxable	3,096	4,216	6,467	8,988
Interest on investment securities—tax exempt	1,606	1,374	3,254	2,750
Interest on fed funds sold, other	464	304	820	516

Total interest income	27,090	26,753	54,744	53,038

Interest expense:
Interest on NOW, money market and savings	2,089	2,321	4,284	4,697
Interest on time deposits less than $100	2,984	2,851	6,073	5,530
Interest on time deposits of $100 or more	1,754	1,369	3,612	2,624
Interest on mortgages, other	41	111	120	245

Total interest expense	6,868	6,652	14,089	13,096

Net interest income before provision for loan losses	20,222	20,101	40,655	39,942
Less: Provision for loan losses	300	100	600	100

Net interest income after provision for loan losses	19,922	20,001	40,055	39,842

Other operating income:
Service charges and fees	2,005	1,753	3,898	3,510
Other operating income	3,429	2,739	6,696	5,357

Total other operating income	5,434	4,492	10,594	8,867

Other operating expense:
Salaries and employee benefits	8,040	7,744	16,434	15,862
Occupancy and furniture	2,178	2,124	4,420	4,202
Other operating expenses	6,383	4,245	10,494	8,282

Total other operating expense	16,601	14,113	31,348	28,346

Income before provision for income taxes	8,755	10,380	19,301	20,363
Provision for income taxes	2,077	3,603	5,977	7,159

Net income	$6,678	$6,777	$13,324	$13,204

Earnings per share—basic	$0.31	$0.30	$0.61	$0.59
—diluted	$0.30	$0.30	$0.59	$0.58

Mid-State Bancshares
Consolidated Statements of Comprehensive Income
(Unaudited—figures in 000's)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2001	2000	2001	2000
Net Income	$6,678	$6,777	$13,324	$13,204
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during period	(131)	920	4,870	(396)
Less: reclassification adjustment for (gains) losses included in net income	(2)	—	(63)	4

Other comprehensive (loss) income, before tax	(133)	920	4,807	(392)
Income tax (benefit) provision related to items in comprehensive income	(53)	368	1,923	(157)

Other Comprehensive (Loss) Income, Net of Taxes	(80)	552	2,884	(235)

Comprehensive Income	$6,598	$7,329	$16,208	$12,969

Mid-State Bancshares
Consolidated Statements of Cash Flows
(Unaudited—figures in 000's)

	Six Month Period Ended June 30,
	2001	2000
OPERATING ACTIVITIES
Net Income	$13,324	$13,204
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	100
Depreciation and amortization	1,964	1,886
Net amortization of premiums and discounts on investments	428	687
Amortization of deferred loan fees	1,550	1,647
Changes in assets and liabilities:
Accrued interest receivable	1,424	942
Other assets, net	549	(363)
Other liabilities	(5,096)	4,145

Net cash provided by operating activities	14,743	22,248

INVESTING ACTIVITIES
Proceeds from sales and maturities of investments	87,894	85,156
Purchases of investments	(28,005)	(4,636)
Increase in loans	(63,312)	(92,998)
Sales (purchases) of premises and equipment, net	184	(982)

Net cash used in investing activities	(3,239)	(13,460)

FINANCING ACTIVITIES
Increase in deposits	61,939	19,607
Decrease in short-term borrowings	(19,802)	(7,573)
Exercise of stock options	131	229
Cash dividends paid	(3,938)	(3,388)
Repurchase of common stock	(2,994)	(6,084)

Net cash provided by financing activities	35,336	2,791

Increase in cash and cash equivalents	46,840	11,579
Cash and cash equivalents, beginning of period	88,988	73,580

Cash and cash equivalents, end of period	$135,828	$85,159

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,152	$13,217
Cash paid during the period for taxes on income	$6,300	$5,700

Mid-State Bancshares
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

NOTE A—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

    The accompanying consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust which includes the Bank and the Bank's subsidiaries, MSB Properties and Mid Coast Land Company (collectively the "Company," "Bank" or "Mid-State"). Mid-State Bank & Trust changed its name from Mid-State Bank on June 12, 2001 to reflect the addition of a trust department to its operations at the beginning of the year. All significant intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Form 10-K Annual Report for the year ended December 31, 2000 of Mid-State Bancshares. A summary of the Company's significant accounting policies is set forth in the Notes to Consolidated Financial Statements contained therein.

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

	Three Month Period Ended June 30, 2001			Three Month Period Ended June 30, 2000
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$6,678			$6,777
Basic Earnings Per Share: Income available to Common Shareholders	$6,678	21,895	$0.31	$6,777	22,377	$0.30
Effect of dilutive securities: Stock Options		495			242
Diluted Earnings Per Share: Income available to Common Shareholders	$6,678	22,390	$0.30	$6,777	22,619	$0.30
	Six Month Period Ended June 30, 2001			Six Month Period Ended June 30, 2000
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$13,324			$13,204
Basic Earnings Per Share: Income available to Common Shareholders	$13,324	21,927	$0.61	$13,204	22,483	$0.59
Effect of dilutive securities: Stock Options		495			242
Diluted Earnings Per Share: Income available to Common Shareholders	$13,324	22,423	$0.59	$13,204	22,725	$0.58

NOTE C—MERGER OF MID-STATE BANCSHARES AND AMERICORP

    On April 9, 2001, the Company signed a definitive agreement to acquire Americorp through merger, subject to the approval of banking regulators and shareholders of Americorp. Americorp is the parent company to American Commercial Bank, its wholly owned subsidiary. American Commercial Bank is the largest independent bank headquartered in Ventura County with 6 offices serving the communities of Ventura, Oxnard and Camarillo. The agreement provides that the outstanding shares of Americorp will be exchanged for shares of common stock of Mid-State Bancshares. Americorp shareholders will receive $28.75 in Mid-State Bancshares stock which is subject to possible adjustments based on changes in the price of Mid-State Bancshares stock preceding the effective date of the transaction. The merger was structured to be tax-free, and was originally intended to be accounted for as a pooling-of-interests. On May 24, 2001, the Company and Americorp amended the Agreement to 1) allow Americorp shareholders the opportunity to receive up to 40 percent of the transaction in cash in lieu of shares of Mid-State Bancshares and 2) enable the transaction to be accounted for under the purchase method of accounting. On August 3, 2001, the Company and Americorp further amended the Agreement to, among other things, require that no more than 70% of the total consideration paid in the merger be in Company stock. The Agreement continues to require that a minimum of 60% of the total consideration be in Company stock. The Company expects the acquisition to close late in the third quarter 2001, pending regulatory approval and Americorp shareholder approval.

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

NOTE F—RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, rather goodwill will be subject to at least an annual assessment for impairment. The contemplated merger, which is discussed in Note C, would be accounted for in accordance with SFAS No. 141. Any related goodwill or other intangible assets generated through the transaction will be accounted for in accordance with SFAS No. 142. Management anticipates adopting SFAS No. 141 and SFAS No. 142 on January 1, 2002. Management believes that the adoption of SFAS No. 141 and SFAS No. 142 will not have a material impact on the Company's results of operations or financial condition.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

    Selected Financial Data—Summary.  The following table provides certain selected financial data as of and for the three and six month periods ended June 30, 2001 and 2000 (unaudited).

(Unaudited)	Quarter Ended		Year-to-Date
(In thousands, except per share data)	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Interest Income (not taxable equivalent)	$27,090	$26,753	$54,744	$53,038
Interest Expense	6,868	6,652	14,089	13,096

Net Interest Income	20,222	20,101	40,655	39,942
Provision for Loan Losses	300	100	600	100

Net Interest Income after provision for loan losses	19,922	20,001	40,055	39,842
Non-interest income	5,434	4,492	10,594	8,867
Non-interest expense	16,601	14,113	31,348	28,346

Income before income taxes	8,755	10,380	19,301	20,363
Provision for income taxes	2,077	3,603	5,977	7,159

Net Income	$6,678	$6,777	$13,324	$13,204

Per share:
Net Income — basic	$0.31	$0.30	$0.61	$0.59
Net Income — diluted	$0.30	$0.30	$0.59	$0.58
Weighted average shares used in Basic E.P.S. calculation	21,895	22,377	21,927	22,483
Weighted average shares used in Diluted E.P.S. calculation	22,390	22,619	22,423	22,725
Cash dividends	$0.09	$0.08	$0.18	$0.16
Book value at period-end	$8.54	$7.40
Ending Shares			21,847	22,153
Financial Ratios
Return on assets	1.83%	1.99%	1.86%	1.94%
Return on equity	14.50%	16.63%	14.66%	16.28%
Net interest margin (not taxable equivalent)	6.00%	6.42%	6.14%	6.40%
Net interest margin (taxable equivalent yield)	6.32%	6.72%	6.47%	6.69%
Net loan losses to avg. loans	0.00%	0.01%	0.01%	0.05%
Efficiency ratio	64.7%	57.4%	61.2%	58.1%
Period Averages
Total Assets	$1,460,112	$1,371,989	$1,443,827	$1,367,357
Total Loans	958,784	838,248	939,716	818,743
Total Earning Assets	1,352,168	1,258,316	1,335,464	1,255,822
Total Deposits	1,251,371	1,187,691	1,243,897	1,190,481
Common Equity	184,774	163,890	183,297	163,124
Balance Sheet — At Period-End
Cash and due from banks			$81,978	$75,159
Investments and Fed Funds Sold			405,802	393,683
Loans, net of deferred fees, before allowance for loan losses			981,688	859,286
Allowance for Loan Losses			(13,839)	(13,000)
Other assets			46,697	59,802

Total Assets			$1,502,326	$1,374,930

Non-interest bearing deposits			$277,943	$252,280
Interest bearing deposits			1,015,158	935,781
Other borrowings			10,438	7,784
Other liabilities			12,238	15,221
Shareholders' equity			186,549	163,864

Total Liabilities and Shareholders' Equity			$1,502,326	$1,374,930

Asset Quality & Capital — At Period-End
Non-accrual loans			$7,974	$5,616
Loans past due 90 days or more			66	1,978
Other real estate owned			—	837

Total non performing assets			$8,040	$8,431

Loan loss allowance to loans, gross			1.4%	1.5%
Non-accrual loans to total loans, gross			0.8%	0.7%
Non performing assets to total assets			0.5%	0.6%
Allowance for loan losses to non performing loans			172.1%	171.2%
Equity to average assets (leverage ratio)			12.4%	12.1%
Tier One capital to risk-adjusted assets			15.5%	15.8%
Total capital to risk-adjusted assets			16.6%	17.0%

    Performance Summary.  The Company posted net income of $6.7 million for the three months ended June 30, 2001, compared to $6.8 million earned in the like 2000 period. Because of the Company's stock repurchase program, on a per share basis, diluted earnings were $0.30 in the 2001 period, identical to the $0.30 earned in the like quarter of 2000. These earnings represent an annualized return on assets of 1.83% and 1.99%, respectively, for the comparable periods. The annualized return on equity was 14.50% for the second quarter of 2001 compared to 16.63% in the second quarter of 2000.

    For the six months year-to-date, the Company posted net income of $13.3 million in 2001 compared to $13.2 million in the like 2000 period. These earnings represent an annualized return on assets of 1.86% and 1.94%, respectively, for the comparable periods. The annualized return on equity was 14.66% for the first six months of 2001 compared to 16.28% in the 2000 six month period. On a per share basis, diluted earnings were $0.59 in the 2001 period compared to $0.58 in 2000.

    Net Interest Income.  Mid-State's annualized yield on interest earning assets was 8.27% for the first six months of 2001 (8.59% on a taxable equivalent basis) and 8.04% (8.35% on a taxable equivalent basis) for the second quarter of 2001. This compares to 8.49% for the first six months of 2000 (8.79% on a taxable equivalent basis) and 8.55% (8.84% on a taxable equivalent basis) for the second quarter of 2000. This decrease in yield is primarily related to the decrease in interest rates when comparing the two periods. The Prime Rate, to which many of the Bank's loans are tied, averaged 7.98% in the first half of 2001 compared to 9.02% in the 2000 period. A change in mix of earning assets partially offset some of the impact of the lower interest rate environment (average loans represented 70.4% of earning assets in the first half of 2001 compared to 65.1% one year earlier). Annualized interest expense as a percent of earning assets changed little compared to the prior year. In the first half of 2000, annualized interest expense represented 2.10% of earning assets compared to 2.13% in the first half of this year. Similarly, the annualized interest expense in the second quarter of this year was 2.04% compared to 2.13% in the like quarter of 2000. Overall, Mid-State's annualized net interest income, expressed as a percent of earning assets, decreased from 6.40% for the six month period of 2000 (6.69% on a taxable equivalent basis) to 6.14% in the comparable 2001 period (6.47% on a taxable equivalent basis). For the second quarter of 2001 compared to the second quarter of 2000, net interest income, expressed as a percent of earning assets, decreased from 6.42% (6.72% taxable equivalent) to 6.00% (6.32% taxable equivalent).

    Average earning assets for the six months ended June 30, 2001 increased 6.3% from the like 2000 period ($1,335.5 million compared to $1,255.8 million). Average deposits in this same time-frame were up $53.4 million ($1,243.9 million compared to $1,190.5 million). In comparing second quarter 2001 to second quarter 2000, average earning assets increased from $1,258.3 million one year ago to $1,352.2 million and average deposits increased $63.7 million from $1,187.7 million one year ago to $1,251.4 million.

    Provision and Allowance for Loan Losses.  The Bank made provisions to the allowance for loan losses of $300 thousand in the second quarter of 2001 and $600 thousand year-to-date. The Bank provided $100 thousand in the comparable 2000 quarter which also equaled the 6 month period ended June 30, 2000. Management continues to believe that the allowance, which stands at 1.4% of total loans at June 30, 2001, down from 1.5% one year earlier, is adequate to cover future losses. The $13.8 million allowance is about 172% of the level of non performing assets which stand at $8.0 million compared to $8.4 million one year earlier. Non performing assets consist of loans on non-accrual, accruing loans 90 days or more past due and Other Real Estate Owned. Other Real Estate Owned reflects property acquired through foreclosure which had secured Bank loans on which the borrower defaulted. While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty, how and under what terms, problem assets will be resolved.

    Changes in the allowance for loan losses (in thousands) for the periods ended June 30, 2001 and 2000 are as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2001	2000	2001	2000
Balance at beginning of period	$13,550	$12,931	$13,280	$13,105
Provision for loan losses	300	100	600	100
Loans charged off	(171)	(288)	(424)	(574)
Recoveries of loans previously charged-off	160	257	383	369

Balance at end of period	$13,839	$13,000	$13,839	$13,000

    At June 30, 2001, the recorded investments in loans which have been identified as impaired totaled $8,711,000. Of this amount, $4,546,000 related to loans with no valuation allowance and $4,165,000 related to loans with a corresponding valuation allowances totaling $2,036,000. Impaired loans totaled $6,080,000 at June 30, 2000. Of that amount, $4,644,000 related to loans with no valuation allowance and $1,436,000 related to loans with a corresponding valuation allowance of $811,000. The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position. For the quarter ended June 30, 2001, the average recorded investment in impaired loans was $8,694,000, which compared to $7,556,000 in the 2000 period. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

    Non-interest Income.  Non-interest income for the first six months of 2001 was $10.6 million, up from $8.9 million earned in the same 2000 period, an increase of 19.5%. The increase was related primarily to increases in service charge income of $388 thousand over the comparable periods, increases in the Company's merchant mastercard income of $148 thousand, increases in loan and servicing fee income of $420 thousand, and increases in ATM and debit card related fee income of $301 thousand. Additionally, while not every category of non interest income increased over the comparable periods, collectively, these various categories increased a net $470 thousand. The Company undertook a program to increase non interest income and raised a number of fees and service charges which became effective during February and March of 2001.

    In comparing the second quarter of 2001 with the second quarter of 2000, non interest income increased $942 thousand, or 21.0%. The improvement was related to increases in the same categories noted in comparing the six month periods. These were increases in service charge income of $252 thousand over the comparable periods, increases in the Company's merchant mastercard income of $96 thousand, increases in loan and servicing fee income of $402 thousand, and increases in ATM and debit card related fee income of $147 thousand. Additionally, while not every category of non interest income increased over the comparable periods, collectively, these various categories increased a net $45 thousand.

    Non-interest Expense.  Non-interest expense for the first six months of 2001 was $31.3 million compared to $28.3 million in the first half of 2000. Increases in salaries and benefits accounted for $0.6 million of the increase, occupancy and furniture accounted for $0.2 million of the increase, $1.7 million of the increase related to a one-time charge to expense for the donation of property associated with obtaining a Natural Heritage Tax Credit, and all other categories of expense showed a net $0.5 million increase.

    In comparing the second quarter of 2001 with the second quarter of 2000, non interest expense increased $2.5 million from $14.1 million to $16.6 million. Increases in salaries and benefits accounted for $0.3 million of the increase, occupancy and furniture accounted for $0.1 million of the increase, $1.7 million of the increase related to a one-time charge to expense for the donation of property associated with obtaining a Natural Heritage Tax Credit, and while some categories of expense showed minor declines, others showed minor increases, and all other categories of expense showed a net $0.4 million increase.

    Provision for Income Taxes.  The year-to-date provision for income taxes was $6.0 million, compared to $7.2 million for the same period in 2000. The effective tax rate for the first six months of 2001 was 31.0% compared to 35.2% in 2000. The effective tax rate in 2001 is lower than the prior year's first half due to the Company benefiting from the State of California's new Natural Heritage Tax Credit and certain attendant deductions. In total, this tax benefit was $1.8 million, which after the offsetting real estate write off included in non interest expense, generated a net improvement to the bottom line of $140 thousand. Utilization of this benefit occurred during the second quarter and as a result, the effective tax rate in the 2001 quarter is 23.7% compared to 34.7% in the comparable 2000 period. The normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares and absent the one-time benefit from the Natural Heritage Tax Credit, tax exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.

    Balance Sheet.  Total assets at June 30, 2001 totaled $1,502.3 million, up 9.3% from the level one year earlier of $1,374.9 million. The mix of these assets has changed considerably from one year earlier. Net loans have increased from $846.3 million at the end of June, 2000 to $967.8 million in 2001. Investments and fed funds sold were relatively flat, having increased from $393.7 million one year earlier to $405.8 million this year. Other non-earning asset categories showed a net decline when comparing 2000 to 1999.

    Deposits increased $105 million from one year ago to $1,293 million from $1,188 million at June 30, 2000. Of the increase, $30 million results from the Bank's participation in the State of California's time deposit program with the $75 million balance all being generated from the local deposit base across a wide range of the Bank's deposit products. Stockholders' equity increased by $22.7 million when comparing June 30, 2001 over June 30, 2000. There was a modest increase in other borrowing and liabilities of $327 thousand, comparing the quarter-end periods.

    Mid-State's loan to deposit ratio of 75.9% at June 30, 2001 is up from the 72.3% ratio one year earlier.

    Investment Securities.  Fed funds sold represent $53.9 million of the $405.8 million portfolio noted above. Of the remaining $352.0 million, 8% is invested in U.S. Treasury securities, 23% is invested in U.S. Government agency obligations, 68% is invested in securities issued by states and political subdivisions in the U.S. and 1% is invested in mortgage-backed securities and other securities. Sixty-eight percent of all investment securities mature prior to December 31, 2005. Approximately 20% of these securities mature in less than one year. The Bank's investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 17 years. The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

    Capital Resources.  Total stockholders' equity increased from $163.9 million at June 30, 2000 to $186.5 million at June 30, 2001. Factors contributing to this increase in equity over the 12 month period included net income of $27.4 million, an increase in the after-tax unrealized gain on available for sale securities of $8.0 million, and the exercise of stock options which totaled $0.1 million. Offsetting these increases in equity were $7.9 million in dividends paid to shareholders and $5.2 million worth of stock repurchased under the Company's stock repurchase program. Capital continues to be strong with

Mid-State Bancshare's ratio of tier one equity capital to average assets ("leverage ratio") at 12.4% up from 12.1% one year earlier. Mid-State's ratios of tier one capital and total capital to risk-adjusted assets declined, principally because of the change in asset mix away from investment securities with lower risk weightings into loans with their 100% risk weightings. The Tier One ratio went from 15.8% one year earlier to 15.5% at June 30, 2001. The Total Capital ratio went from 17.0% one year earlier to 16.6% at June 30, 2001. Mid-State substantially exceeds the standards to be considered well capitalized which are 6.0% for the ratio of tier one capital to risk weighted assets, 10.0% for the ratio of total capital to risk weighted assets, and 5.0% for the ratio of tier one capital to total assets.

    Liquidity.  The focus of the Company's liquidity management is to ensure its ability to meet cash requirements. Sources of liquidity include cash, due from bank balances (net of Federal Reserve requirements to maintain reserves against deposit liabilities), fed funds sold, investment securities (net of pledging requirements), loan repayments, deposits and fed funds borrowing lines. Typical demands on liquidity are deposit run-off from demand deposits and savings accounts, maturing time deposits, which are not renewed, and anticipated funding under credit commitments to customers.

    The Company has adequate liquidity at the present time. Its loan to deposit ratio at June 30, 2001 was 75.9% versus 72.3% one year earlier. The Bank's internally calculated liquidity ratio stands at 32.4% at June 30, 2001, which is above its minimum policy of 15% and below the 36.9% level of June 30, 2000. Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

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

Item 3—Quantitative and Qualitative Disclosure About Market Risk

    The Bank's risk exposure to changes in interest rates is minimal. A recent review of the potential changes in the Bank's net interest income over a 12 month time horizon showed that it could fluctuate under very extreme alternative rate scenarios from between +9.0% and -11.9% of the base case (rates unchanged). The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next

12 months. Management feels that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

    The following table presents a summary of the Bank's net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant (Prime down to 3.00% over 12 months)	-11.9%
Rates Down Significant (Prime down to 4.25% over 12 months)	-7.6%
Rates Down Modestly (Prime down to 5.50% over 12 months)	-4.8%
Base Case—Rates Unchanged (Prime unchanged at 7.00% over 12 months)	—
Rates Up Modestly (Prime up to 8.50% over 12 months)	+4.5%
Rates Up Aggressive (Prime up to 9.75% over 12 months)	+7.3%
Rates Up Very Aggressive (Prime up to 11.00% over 12 months)	+9.0%

    Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $636.7 million) interest is based on rates set at the discretion of Management ranging from 0.25% to 2.30%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments. These characteristics are the main reasons that a 4% decline in Prime decreases net interest income by 11.9% while a 4% increase in Prime increases net interest income 9.0%.

    It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and Management's responses. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, and excluding the first half of 2001, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.71% to a high of 6.44% (not taxable equivalent). The Bank's net interest margin in the second quarter of 6.00% is certainly average by these historical standards. Based on the scenarios above, the net interest margin under the alternative scenarios ranges from 5.33% to 6.57%. Management feels this range of scenarios is appropriate in view of its historical performance, but no assurances can be given that actual experience will fall within this range.

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

Item 4—Submission of Matters to a Vote of Security Holders

    No matters were submitted to the Shareholders for a vote during the first quarter of 2001. On May 16, 2001, at the Company's regular Annual Meeting, Shareholders re-elected three persons to the Company's Board of Directors whose terms were expiring. Re-elected to the Board were Gracia Bello, A.J. Diani and Daryl L. Flood with no Director receiving less than 77% of the total outstanding shares of the Company. No other items were submitted to the Shareholders during the second quarter of 2001.

Item 5—Other Information

    Not applicable.

Item 6—Exhibits and Reports on Form 8-K

  A)
  Exhibits

Exhibit No.	Exhibit
None
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

      During the second quarter of 2001, the Company filed two reports on Form 8-K. The first report filed on April 11, 2001, announced the merger agreement between the Company and Americorp, parent company to American Commercial Bank, its 100% owned subsidiary and included a copy of the Definitive Agreement to Merge and Plan of Reorganization along with a Stock Option Agreement executed in connection with the merger received by Mid-State Bancshares. The second report filed on May 25, 2001 announced an amendment to the Definitive Agreement which 1) would allow Americorp shareholders to receive up to 40% of the transaction in cash in lieu of Mid-State Bancshares stock and 2) would allow the transaction to be accounted for under the purchase method of accounting.

SIGNATURES

    Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-STATE BANCSHARES (REGISTRANT)
Date: August 1, 2001	/s/ CARROL R. PRUETT Carrol R. Pruett President Chairman of the Board
Date: August 1, 2001	/s/ JAMES G. STATHOS James G. Stathos Executive Vice President Chief Financial Officer

QuickLinks

Mid-State Bancshares June 30, 2001 Index
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