Form 10-Q
period 2001-09-30
MID-STATE BANCSHARES
filed 2001-11-14
CIK 1027324

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20429

FORM 10-Q

/x/	Quarterly report under Section 13 or 15(d) of theSecurities Exchange Act of 1934 for the quarterly period ended September 30, 2001.
/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from N/A to N/A

Commission File Number 000-23925

MID-STATE BANCSHARES
(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	77-0442667 (I.R.S. Employer Identification No.)
1026 Grand Ave. Arroyo Grande, CA (Address of Principal Executive Offices)	93420-0580 (Zip Code)

Issuer's Telephone Number: (805) 473-7700

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

    Check whether the Bank (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 12, 2001, the aggregate market value of the common stock held by non-affiliates of the Company was: $359,114,960.

    Number of shares of common stock of the Company outstanding as of November 12, 2001: 24,118,437 shares.

Mid-State Bancshares
September 30, 2001
Index

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Mid-State Bancshares
Consolidated Statements of Financial Position
(Interim Periods Unaudited—figures in 000's)

	September 30, 2001	December 31, 2000	September 30, 2000
ASSETS
Cash and Due From Banks	$95,742	$88,988	$78,590
Fed Funds Sold	72,000	—	—
Investment Securities:
Available For Sale	441,492	381,822	378,330
Held-to-Maturity (Market value of $0, $25,845 and $27,748, respectively)	—	25,640	27,856
Loans, net of unearned income	1,176,486	919,967	884,621
Allowance for Loan Losses	(20,535)	(13,280)	(13,093)

Net Loans	1,155,951	906,687	871,528

Premises and Equipment, Net	26,047	28,003	27,888
Accrued Interest Receivable	12,797	11,753	11,863
Investments in Real Estate, Net	231	228	231
Other Real Estate Owned, Net	—	—	682
Goodwill	35,383	1,347	1,379
Other Intangibles	6,894	424	437
Other Assets	14,857	10,986	17,835

Total Assets	$1,861,394	$1,455,878	$1,416,619

LIABILITIES AND EQUITY
Non-Interest Bearing Demand	$359,628	$275,624	$256,729
NOW Accounts and Other Savings	765,555	606,857	614,375
Time Deposits Under $100	287,333	228,311	227,376
Time Deposits $100 or more	177,220	120,370	124,970

Total Deposits	1,589,736	1,231,162	1,223,450
Other Borrowings	14,238	30,240	9,042
Accrued Interest Payable and Other Liabilities	23,678	17,334	15,674

Total Liabilities	1,627,652	1,278,736	1,248,166
Shareholders' Equity:
Common Stock and Surplus (Shares Outstanding of 24,197, 22,019 and 22,012, respectively)	87,346	51,772	51,734
Retained Earnings	137,184	124,163	118,996
Accumulated Other Comprehensive Income (Loss), Net	9,212	1,207	(2,277)

Total Equity	233,742	177,142	168,453

Total Liabilities and Equity	$1,861,394	$1,455,878	$1,416,619

Mid-State Bancshares
Consolidated Statements of Income
(Unaudited—figures in 000's except earnings per share data)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2001	2000	2001	2000
Interest Income:
Interest and fees on loans	$24,279	$22,189	$68,482	$62,973
Interest on investment securities—taxable	3,331	4,040	9,798	13,028
Interest on investment securities—tax exempt	1,572	1,410	4,826	4,160
Interest on fed funds sold, other	720	623	1,540	1,139

Total Interest Income	29,902	28,262	84,646	81,300

Interest Expense:
Interest on NOW, money market and savings	2,043	2,369	6,327	7,066
Interest on time deposits less than $100	2,734	2,999	8,807	8,529
Interest on time deposits of $100 or more	1,579	1,627	5,191	4,251
Interest on mortgages, other	71	127	191	372

Total Interest Expense	6,427	7,122	20,516	20,218

Net Interest Income before provision	23,475	21,140	64,130	61,082
Less: Provision for loan losses	3,200	300	3,800	400

Net Interest Income after provision	20,275	20,840	60,330	60,682

Other Operating Income:
Service charges and fees	1,920	1,717	5,818	5,227
Other non-interest income	3,265	2,836	9,961	8,193

Total Other Operating Income	5,185	4,553	15,779	13,420

Other Operating Expense:
Salaries and employee benefits	8,588	8,321	25,022	24,183
Occupancy and furniture	2,187	2,145	6,607	6,347
Merger related charges	300	—	300	—
Other operating expenses	5,473	4,258	15,967	12,540

Total Other Operating Expense	16,548	14,724	47,896	43,070

Income Before Taxes	8,912	10,669	28,213	31,032
Provision for income taxes	3,317	3,672	9,294	10,831

Net Income	$5,595	$6,997	$18,919	$20,201

Earnings per share—basic	$0.26	$0.32	$0.86	$0.90
—diluted	$0.25	$0.31	$0.83	$0.89

Mid-State Bancshares
Consolidated Statements of Comprehensive Income
(Unaudited—figures in 000's)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2001	2000	2001	2000
Net Income	$5,595	$6,997	$18,919	$20,201
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains arising during period	8,542	2,773	13,412	2,379
Reclassification adjustment for (gains) losses included in net income	(6)	1	(69)	5

Other comprehensive income, before tax	8,536	2,774	13,343	2,384
Income tax provision related to items in comprehensive income	3,415	1,109	5,338	954

Other Comprehensive Income, Net of Taxes	5,121	1,665	8,005	1,430

Comprehensive Income	$10,716	$8,662	$26,924	$21,631

Mid-State Bancshares
Consolidated Statements of Cash Flows
(Unaudited—figures in 000's)

	Nine Month Period Ended September 30,
	2001	2000
OPERATING ACTIVITIES
Net income	$18,919	$20,201
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,800	400
Provision for loss on other real estate owned	—	76
Gain on sale of investments	(69)	(5)
Gain on sale of other real estate owned	—	(64)
Reversal of provision in investments in real estate	—	(262)
Depreciation and amortization	2,941	2,947
Net amortization of premiums and discounts on investments	785	975
Amortization of deferred loan fees	717	818
Changes in assets and liabilities:
Accrued interest receivable	(43)	151
Other assets, net of change in deferred tax	(226)	(2,765)
Accrued interest payable and other liabilities	(3,696)	4,598

Net cash provided by operating activities	23,128	27,070

INVESTING ACTIVITIES
Net cash from proceeds of investments in real estate	(3)	1,548
Net cash from proceeds of other real estate owned	—	313
Proceeds from sales and maturities of investments	115,581	106,137
Purchases of investments	(122,378)	(45,633)
Increase in loans	(69,202)	(118,044)
Cash acquired in acquisition, net of cash used	53,308	—
Purchases of premises and equipment, net	(30)	(1,553)

Net cash used in investing activities	(22,724)	(57,232)

FINANCING ACTIVITIES
Increase in deposits	104,576	54,996
Decrease in other borrowings	(16,002)	(6,315)
Exercise of stock options	379	297
Cash dividends paid	(5,898)	(5,562)
Repurchase of common stock	(4,705)	(8,244)

Net cash provided by financing activities	78,350	35,172

Increase in cash and cash equivalents	78,754	5,010
Cash and cash equivalents, beginning of period	88,988	73,580

Cash and cash equivalents, end of period	$167,742	$78,590

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,247	$20,064
Cash paid during the period for taxes on income	8,700	9,250
Transfers from loans to other real estate owned	—	1,007

	Nine Month Period Ended September 30,
	2001	2000
ACQUISITIONS
The following table outlines the assets acquired, liabilities assumed and cash paid:
Fair value of assets acquired	$292,901	$—
Goodwill created in acquisition	34,135	—
Liabilities assumed	(255,536)	—

Acquisition price	71,500	—
Less:
Common stock issued	(39,900)	—
Amounts payable to Americorp shareholders and other accruals	(8,502)	—

Cash paid	(23,098)	—
Cash acquired	76,406	—

Cash acquired, net of cash paid	$53,308	$—

Mid-State Bancshares
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

NOTE A—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

    The accompanying consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust and the Bank's subsidiaries, MSB Properties and Mid Coast Land Company (collectively the "Company," "Bank" or "Mid-State"). Mid-State Bank & Trust changed its name from Mid-State Bank on June 12, 2001 to reflect the addition of a trust department to its operations at the beginning of the year. All significant intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Form 10-K Annual Report for the year ended December 31, 2000 of Mid-State Bancshares. A summary of the Company's significant accounting policies is set forth in the Notes to Consolidated Financial Statements contained therein.

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

	Three Month Period Ended September 30, 2000			Three Month Period Ended September 30, 2001
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$5,595			$6,997
Basic Earnings Per Share:
Income available to Common Shareholders	$5,595	21,827	$0.26	$6,997	22,050	$0.32
Effect of dilutive securities:
Stock Options		811			468
Diluted Earnings Per Share:
Income available to Common Shareholders	$5,595	22,638	$0.25	$6,997	22,518	$0.31

	Nine Month Period Ended September 30, 2001			Nine Month Period Ended September 30, 2000
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$18,919			$20,201
Basic Earnings Per Share:
Income available to Common Shareholders	$18,919	21,894	$0.86	$20,201	22,338	$0.90
Effect of dilutive securities:
Stock Options		810			466
Diluted Earnings Per Share:
Income available to Common Shareholders	$18,919	22,704	$0.83	$20,201	22,804	$0.89

NOTE C—MERGER OF MID-STATE BANCSHARES AND AMERICORP

    On September 28, 2001, Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust acquired 100 percent of the outstanding common stock of Americorp. The results of Americorp's operations have been included in the consolidated financial statements since that date. Americorp is the holding company of American Commercial Bank. American Commercial Bank is a community bank that serves Ventura county. The merger will give Mid-State Bank & Trust five new offices in Ventura county.

    The aggregate purchase price was $71.5 million, including $31.6 million in cash paid to Americorp shareholders and for other merger related expenses along with $39.9 million in Mid-State Bancshares' common stock and common stock options issued. The value of the 2.45 million shares issued was determined based on the average closing market price of Mid-State Bancshares' common stock over the twenty consecutive trading days that Mid-State Bancshares' stock traded ending September 21, 2001. The average price of Mid-State Bancshares' stock over that period was $15.9853. The merger was accounted for utilizing the purchase method of accounting (see Note F below).

    A pro forma summary of revenue, net income and earnings per share as if the merger was in effect at the start of the accounting periods noted is displayed below. This summary specifically excludes any expense savings achieved as a result of the merger. Adjustments have been made to reflect the amortization of the core deposit intangible and the loss of interest on cash utilized to complete the merger. These results are not included in the financial statements included herein. Figures are in thousands (unaudited), except per share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Pro Forma Interest and Non Interest Income:
Combined Mid-State Bancshares and Americorp	$40,013	$38,659	$116,435	$111,363
Pro Forma Net Income:
Combined Mid-State Bancshares and Americorp	$3,844	$7,616	$17,946	$21,846
Pro Forma Earnings Per Share—Basic	$0.16	$0.31	$0.74	$0.88
Pro Forma Earnings Per Share—Diluted	$0.15	$0.30	$0.71	$0.86

NOTE D—TRANSFER OF INVESTMENT SECURITIES HELD-TO-MATURITY TO INVESTMENT SECURITIES AVAILABLE FOR SALE

    On January 1, 2001, the remaining $25.6 million in the Held-to-Maturity portion of the Investment Securities Portfolio was transferred to the Available for Sale portion of the Investment Securities Portfolio. Ordinarily such transfers are prohibited, however, concurrent with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, a one time reclassification was permitted. Additionally, in connection with the merger with American Commercial Bank, Mid-State Bancshares' classified approximately $3.7 million of securities as Available for Sale which were previously categorized as Held to Maturity on American Commercial Bank's Statement of Financial Position. This action was taken in conformance with Mid-State Bancshares' overall asset/liability and investment management policy.

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

NOTE F—RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations accounted for by the purchase method completed after June 30, 2001. SFAS No. 141 requires all business combinations be accounted for using the purchase method. The Bank adopted SFAS No. 141 during the third quarter of 2001, and the merger, which is discussed in Note C, is accounted for in accordance with SFAS No. 141.

    SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, rather goodwill will be subject to at least an annual assessment for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with a provision that states goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 should not be amortized. Accordingly, the goodwill generated through the merger, which is discussed in Note C, will not be amortized. Management anticipates adopting SFAS No. 142 on January 1, 2002. Management believes that the adoption of SFAS No. 142 will not have a material impact on the Bank's results of operations or financial condition.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes that the adoption of SFAS No. 144 will not have a material impact on the Bank's results of operation or financial condition.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

    Selected Financial Data—Summary.  The following table provides certain selected financial data as of and for the three and nine month periods ended September 30, 2001 and 2000 (unaudited).

	Quarter Ended		Year-to-Date
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
	(Unaudited) (In thousands, except per share data)
Interest Income (not taxable equivalent)	$29,902	$28,262	$84,646	$81,300
Interest Expense	6,427	7,122	20,516	20,218

Net Interest Income	23,475	21,140	64,130	61,082
Provision for Loan Losses	3,200	300	3,800	400

Net Interest Income after provision for loan losses	20,275	20,840	60,330	60,682
Non-interest income	5,185	4,553	15,779	13,420
Non-interest expense—operating	16,248	14,724	47,596	43,070
Non-interest expense—merger charges	300	—	300	—

Income before income taxes	8,912	10,669	28,213	31,032
Provision for income taxes	3,317	3,672	9,294	10,831

Net Income	$5,595	$6,997	$18,919	$20,201

	Quarter Ended		Year-to-Date
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
	(In thousands, except per share data)
Per share:
Net Income—basic	$0.26	$0.32	$0.86	$0.90
Net Income—diluted	$0.25	$0.31	$0.83	$0.89
Weighted average shares used in Basic E.P.S. calculation	21,827	22,050	21,894	22,338
Weighted average shares used in Diluted E.P.S. calculation	22,638	22,518	22,704	22,804
Cash dividends	$0.09	$0.09	$0.27	$0.25
Book value at period-end			$9.66	$7.65
Tangible Book value at period-end			$7.91	$7.57
Ending Shares			24,197	22,011
Financial Ratios
Return on assets	1.44%	1.99%	1.71%	1.96%
Return on equity	11.70%	16.71%	13.64%	16.43%
Net interest margin (not taxable equivalent)	6.48%	6.52%	6.26%	6.44%
Net interest margin (taxable equivalent yield)	6.77%	6.81%	6.57%	6.73%
Net loan losses to average loans	0.80%	0.10%	0.28%	0.07%
Efficiency ratio (includes impact of merger charges)	57.7%	57.3%	59.9%	57.8%
Period Averages
Total Assets	$1,542,430	$1,399,558	$1,477,056	$1,378,169
Total Loans & Leases	974,885	859,978	951,568	832,588
Total Earning Assets	1,438,098	1,289,273	1,370,051	1,267,054
Total Deposits	1,330,620	1,213,469	1,273,122	1,198,199
Common Equity	189,679	166,575	185,448	164,283

	Sept. 30, 2001	Sept. 30, 2000
Balance Sheet—At Period-End
Cash and due from banks	$95,742	$78,590
Investments and Fed Funds Sold	513,492	406,186
Loans, net of deferred fees, before allowance for loan losses	1,176,486	884,621
Allowance for Loan Losses	(20,535)	(13,093)
Goodwill and Other Intangibles	42,277	1,816
Other assets	53,932	58,499

Total Assets	$1,861,394	$1,416,619

Non-interest bearing deposits	$359,628	$256,729
Interest bearing deposits	1,230,109	966,721
Other borrowings	14,238	9,042
Other liabilities	23,677	15,674
Shareholders' equity	233,742	168,453

Total Liabilities and Shareholders' equity	$1,861,394	$1,416,619

Asset Quality & Capital—At Period-End
Non-accrual loans	$6,845	$5,351
Loans past due 90 days or more	243	416
Other real estate owned	—	682

Total non-performing assets	$7,088	$6,449

Allowance for loan losses to loans, gross	1.7%	1.5%
Non-accrual loans to total loans, gross	0.6%	0.6%
Non-performing assets to total assets	0.4%	0.5%
Allowance for loan losses to non-performing loans	289.7%	227.0%
Equity to average assets (leverage ratio)	12.2%	12.1%
Leverage Ratio, if based on ending assets	10.1%	12.0%
Tier One capital to risk-adjusted assets	13.2%	15.5%
Total capital to risk-adjusted assets	14.4%	16.7%

    Performance Summary.  Mid-State's earnings in the third quarter of 2001 were $5.6 million compared to $7.0 million in the same quarter of 2000. This amounted to $0.25 per share compared to $0.31 per share a year earlier. In a similar manner, for the nine months year-to-date, earnings were $18.9 million, or $0.83 per share, which is below the $20.2 million, or $0.89 per share, earned in the 2000 period. Quarterly earnings reflect the after-tax impact of certain non-recurring items that collectively reduced net income by $230 thousand. These included an additional provision of $2.9 million to bolster the Company's allowance for loan losses and a recovery of interest income on loans previously charged-off, totaling $2.8 million.

    Net Interest Income.  Mid-State's annualized yield on interest earning assets was 8.26% for the first nine months of 2001 (8.57% on a taxable equivalent basis) and 8.25% (8.54% on a taxable equivalent basis) for the third quarter of 2001. This compares to 8.57% in the 9 month 2000 period (8.86% on a taxable equivalent basis) and 8.72% in the third quarter of 2000 (9.01% on a taxable equivalent basis). The decrease in yield is related to the general decline in interest rates. The Prime Rate, to which many of the Bank's loans are tied, averaged 7.50% in the first nine months of 2001 compared to 9.18% in the 2000 period. The magnitude of the decrease in yield is understated somewhat by virtue of the $2.8 million recovery of interest on loans previously charged-off which was realized in the third quarter of 2001 and is of a non-recurring nature. Annualized interest expense as a percent of earning assets has also declined from the prior year. In the first nine months of 2000, annualized interest expense represented 2.13% of earning assets compared to 2.00% in this year's first nine month period. Similarly, the annualized interest expense in the third quarter of this year was 1.77% compared to 2.20% in the like quarter of 2000. The following table delineates the components of net interest income, both as reported and as adjusted for the non-recurring recovery, covering the three month and nine month periods of 2001 and 2000 on a taxable equivalent and non taxable equivalent basis.

Not Taxable Equivalent

	As Reported Q3-2001	Adjusted* Q3-2001	Q3-2000	As Reported 9 Mos '01	Adjusted* 9 Mos '01	9 Mos '00
Interest Income	8.25%	7.48%	8.72%	8.26%	7.99%	8.57%
Interest Expense	1.77%	1.77%	2.20%	2.00%	2.00%	2.13%

Net Interest Income	6.48%	5.70%	6.52%	6.26%	5.99%	6.44%

Taxable Equivalent Basis

	As Reported Q3-2001	Adjusted* Q3-2001	Q3-2000	As Reported 9 Mos '01	Adjusted* 9 Mos '01	9 Mos '00
Interest Income	8.54%	7.76%	9.01%	8.57%	8.30%	8.86%
Interest Expense	1.77%	1.77%	2.20%	2.00%	2.00%	2.13%

Net Interest Income	6.77%	5.99%	6.81%	6.57%	6.30%	6.73%

*
Adjusted for non-recurring recovery of $2.8 million which was booked to interest income in Q3-01.

    Overall, Mid-State's annualized net interest income, when adjusted for the non-recurring recovery and expressed as a percent of earning assets, decreased from 6.44% for the nine month period of 2000 (6.73% on a taxable equivalent basis) to 5.99% in the comparable 2001 period (6.30% on a taxable equivalent basis). For the third quarter of 2001 compared to the third quarter of 2000, net interest income when adjusted for the non-recurring recovery and expressed as a percent of earning assets, decreased from 6.52% (6.81% taxable equivalent) to 5.70% (5.99% taxable equivalent).

    Average earning assets for the nine months ended September 30, 2001 increased from the like 2000 period ($1,370.1 million compared to $1,267.1 million). Average deposits in this same time-frame were up $74.9 million, ($1,273.1 million compared to $1,198.2 million). In comparing third quarter 2001 to third quarter 2000, average earning assets increased from $1,289.3 million one year ago to $1,438.1 million and average deposits increased $117.1 million from $1,213.5 million one year ago to $1,330.6 million. It should be noted that the averages referred to above include the acquisition of American Commercial Bank only to the extent that they reflect just two days of the new totals.

    Provision and Allowance for Loan Losses.  The Bank made a provision to the allowance for loan losses of $3.8 million in the first nine months of 2001. The Bank provided $400 thousand in the comparable 2000 period. The majority of the provision took place in the third quarter of 2001 totaling $3.2 million compared to $300 thousand in the comparable 2000 period. Management believes that the allowance, which stands at 1.7% of total loans at September 30, 2001, up from 1.5% one year earlier, is adequate to cover inherent losses. The effects of an economic slow-down prompted management to re-evaluate the allowance for loan losses. Accordingly, management recommended and the Board of Directors authorized the additional $2.9 million provision for loan losses during the third quarter.

Additionally, the Bank charged off two large credits during the third quarter of 2001 accounting for the majority of the $2.1 million in losses incurred during the period. Losses in the comparable 2000 period were $369 thousand.

    The $20.5 million allowance is about 290% of the level of non performing assets which stand at $7.1 million compared to $6.4 million one year earlier. Non performing assets consist of loans on non-accrual, accruing loans 90 days or more past due and Other Real Estate Owned. Other Real Estate Owned reflects property acquired through foreclosure which had secured Bank loans on which the borrower defaulted. While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty, how and under what terms, problem assets will be resolved.

    Changes in the allowance for loan losses for the periods ended September 30, 2001 and 2000 are as follows (in thousands):

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2001	2000	2001	2000
Balance at beginning of period	$13,839	$13,000	$13,280	$13,105
Provision for loan losses	3,200	300	3,800	400
Loans charged off	(2,124)	(369)	(2,548)	(943)
Recoveries of loans previously charged-off	156	162	539	531
Acquisition of Allowance for Loan Losses—American Commercial Bank	5,464	—	5,464	—

Balance at end of period	$20,535	$13,093	$20,535	$13,093

    At September 30, 2001, the recorded investments in loans which have been identified as impaired totaled $13,023,000, of which $4,411,000 were tied to corresponding valuation allowances totaling $1,506,000. Impaired loans totaled $5,519,000 at September 30, 2000, all of which were tied to corresponding valuation allowances totaling $1,238,000. The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position. Approximately $5.5 million of the increase in impaired loans from one year ago is the addition of the loan portfolio from American Commercial Bank. For the quarter ended September 30, 2001, the average recorded investment in impaired loans was $8,343,000, which was an increase from the 2000 period of $6,306,000. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

    Non-interest Income.  Non-interest income for the first nine months of 2001 was $15.8 million, up from $13.4 million earned in the same 2000 period, an increase of 17.5%. The increase was primarily related to improved service charge income of $591 thousand over the comparable periods, increased income from mortgage origination of $867 thousand, a $428 thousand increase in ATM and debit card fee income, and a $243 thousand increase in merchant Mastercard fee income. The same categories accounted for the overall increase in non-interest income from $4.6 million in the third quarter of 2000 to $5.2 million in the third quarter of 2001.

    Non-interest Expense.  Non-interest expense for the first nine months of 2001, excluding non-recurring merger charges of $300 thousand, totaled $47.6 million compared to $43.1 million in the like 2000 period. This increase was primarily the result of increases in salaries of approximately $1.2 million, a decrease in employee benefits costs of $382 thousand, an increase in occupancy expense of $260 thousand, donation of property charged to expense related to obtaining a State Natural Heritage Tax Credit of $1.7 million, increases in advertising and stationery and supplies expenditures principally related to the Bank's name change of $477 thousand, increases in merchant Mastercard processing charges of $356 thousand, outsourcing charges for the Company's internal audit function of $414 thousand, and an operating loss of $211 thousand.

    For the three months ended September 30, 2001, excluding non-recurring merger charges of $300 thousand, non-interest expense totaled $16.2 million compared to $14.7 million in the 2000 quarter. This increase was primarily the result of increases in salaries of $267 thousand, increases in advertising and stationery and supplies expenditures principally related to the Bank's name change of $281 thousand, increases in merchant Mastercard processing charges of $148 thousand, outsourcing charges for the Company's internal audit function of $277 thousand, and an operating loss of $211 thousand.

    Provision for Income Taxes.  The year-to-date provision for income taxes was $9.3 million, compared to $10.8 million for the same period in 2000. The effective tax rate in 2001 was 32.9% compared to 34.9% in 2000. The effective tax rate in 2001 is somewhat lower than the prior year's nine month period due to an increase in tax exempt income recognized by the Company during 2001 of approximately $666 thousand and the impact of the State Natural Heritage Tax Credit received by the Bank. While the statutory combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is usually lower.

    Balance Sheet.  Total assets at September 30, 2001 totaled $1,861.4 million, up 31.3% from the level one year earlier of $1,416.6 million. Approximately $307.3 million of this $444.8 million increase is a result of the merger with Americorp which was completed on September 28, 2001. Of the $307.3 million increase, $282.8 million represented the stand-alone assets of Americorp. Goodwill, deposit intangibles, mark to market adjustments and the creation of deferred tax assets accounted for another $44.2 million of the increase reduced by $19.7 million of cash paid to Americorp shareholders as part of the transaction. An additional $7.2 million of cash is scheduled to be paid to former Americorp shareholders which will take place sometime in the fourth quarter. A comparison of selected balance sheet components from one year earlier and the contribution towards that change that came about from the merger are presented in the table below:

Mid-State Bancshares
Condensed Balance Sheet—At Period-End

	Sept. 30, 2001	Sept. 30, 2000	$Change	Approximate Portion of $ Change due to Merger
	(Unaudited—In thousands)
Cash and due from banks	$95,742	$78,590	$17,152	$4,665
Investments and Fed Funds Sold	513,492	406,186	107,306	66,606
Loans, before allowance for loan losses	1,176,486	884,621	291,865	190,043
Allowance for Loan Losses	(20,535)	(13,093)	(7,442)	(5,464)
Goodwill and Other Intangibles	42,277	1,816	40,461	40,400
Other assets	53,932	58,499	(4,567)	11,045

Total Assets	$1,861,394	$1,416,619	$444,775	$307,295

Non-interest bearing deposits	$359,628	$256,729	$102,899	$83,048
Interest bearing deposits	1,230,109	966,721	263,388	170,951
Other borrowings	14,238	9,042	5,196	—
Other liabilities	23,677	15,674	8,003	10,040
Shareholders' equity	233,742	168,453	65,289	43,256

Total Liabilities and Shareholders' equity	$1,861,394	$1,416,619	$444,775	$307,295

    Mid-State's loan to deposit ratio of 74.0% at September 30, 2001 is up slightly from the 72.3% ratio one year earlier. American Commercial Bank's loan to deposit ratio was substantially similar to Mid-State's at the time of merger and had an insignificant effect on this ratio.

    Investment Securities and Fed Funds Sold.  Of the $513.5 million portfolio at September 30, 2001, 14% is invested in overnight fed funds sold, 8% is invested in U.S. Treasury securities, 29% is invested in U.S. Government agency obligations, 45% is invested in securities issued by states and political subdivisions in the U.S. and 4% is invested in mortgage-backed securities and other securities. Seventy-two percent of all investment securities and fed funds sold combined mature within five years. Approximately 29% of investment securities and fed funds sold combined mature in less than one year. The Bank's investment in mortgage-backed securities consist of investments in FNMA, FHLMC and other pass-thru pools which have contractual maturities of up to 30 years. The actual time of repayment will be shorter due to prepayments made on the underlying collateral.

    Capital Resources.  Total stockholders' equity increased from $168.5 million at September 30, 2000 to $233.7 million at September 30, 2001. Changes in stockholders' equity over this 12 month period includes activity outlined in the following table:

	Common Stock & Surplus	Undivided Profits	Accumulated Comprehensive Income	Total Equity
Ending Equity at September 30, 2000	51,734	118,996	(2,277)	168,453
Net Income—Fourth Quarter 2000		7,148		7,148
Common Stock Repurchased Fourth Quarter 2000	(9)			(9)
Stock Options Exercised Fourth Quarter 2000	48			48
Dividend Declared December 31, 2000		(1,982)		(1,982)
Change in Accumulated Other Comprehensive Income			3,484	3,484

Ending Equity at December 31, 2000	51,773	124,162	1,207	177,142
Net Income 9 Months Y-T-D 2001		18,919		18,919
Common Stock Repurchased 9 Months Y-T-D 2001	(4,706)			(4,706)
Stock Options Exercised 9 Months Y-T-D	379			379
Regular Dividends 9 Months Y-T-D		(5,898)		(5,898)
Change in Accumulated Other Comprehensive Income			8,005	8,005
Stock Issued to Americorp Shareholders	39,178			39,178
Fair Market Value of Stock Options Issued in Connection with Merger	723			723

Ending Equity at September 30, 2001	87,347	137,183	9,212	233,742

    Capital continues to be strong with Mid-State Bancshare's ratio of tier one equity capital to average assets ("leverage ratio") at 12.2% up from 12.1% one year earlier. However, average assets are lower than ending assets principally because of the effect of the merger occurring at the end of the quarter. If ending assets were utilized, the leverage ratio would have been 10.1% at September 30, 2001. The decline from 12.0% one year earlier is primarily a result of the merger with Americorp. The Goodwill and intangibles created from the merger are disallowed from capital when calculating the ratio. However, at 10.1%, Mid-State is still more than double the 5.0% minimum leverage ratio necessary to be considered "Well Capitalized" for capital adequacy purposes. Mid-State's ratios of tier one capital and total capital to risk-adjusted assets also declined, principally because of the merger. The Tier One ratio went from 15.5% one year earlier to 13.2% at September 30, 2001. The Total Capital ratio went from 16.7% one year earlier to 14.4% at September 30, 2001. Mid-State also substantially exceeds the standards to be considered well capitalized for these ratios which are 6.0% for the ratio of tier one capital to risk weighted assets and 10.0% for the ratio of total capital to risk weighted assets.

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

    The Bank has adequate liquidity at the present time. Its loan to deposit ratio at September 30, 2001 was 74.0% versus 72.3% one year earlier. The Bank's internally calculated liquidity ratio stands at 33.3% at September 30, 2001, which is above its minimum policy of 15% and below the 35.7% level of September 30, 2000. Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

    Important Factors Relating to Forward-Looking Statements.  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Quarterly Report on Form 10-Q which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include, but are not limited to, the real estate market, the availability of loans at acceptable prices, the general level of economic activity both locally and nationally, interest rates, the actions by the Company's regulatory agencies, and actions by competitors of the Company. Additional information on these and other factors that could affect financial results are included in the Company's Securities and Exchange Commission filings. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments. There can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.

Item 3—Quantitative and Qualitative Disclosure About Market Risk

    The Bank's risk exposure to changes in interest rates is minimal. A recent review of the potential changes in the Bank's net interest income (results of which included the impact of the acquisition of Americorp) over a 12 month time horizon showed that it could fluctuate under very extreme alternative rate scenarios from between +3.6% and -7.5% of the base case (rates unchanged). The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management feels that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings. Since the Company's last review of this exposure to interest rate risk, the Federal Reserve Bank has lowered its target fed funds rate three times. As a result of these actions, Mid-State Bancshares and other lenders now have a prime rate equal to 5.00% as of November 7, 2001.

    The following table presents a summary of the Bank's net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant	-7.5%
(Prime down to 3.00% over 12 months)
Rates Down Significant	-5.8%
(Prime down to 4.00% over 12 months)
Rates Down Modestly	-3.3%
(Prime down to 5.50% over 12 months)
Base Case—Rates Unchanged	—
(Prime unchanged at 6.50% over 12 months)
Rates Up Modestly	+0.0%
(Prime up to 7.50% over 12 months)
Rates Up Aggressive	+2.2%
(Prime up to 9.00% over 12 months)
Rates Up Very Aggressive	+3.6%
(Prime up to 10.50% over 12 months)

    Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $765.6 million) interest is based on rates set at the discretion of Management ranging from 0.25% to 1.68%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments. These characteristics are the main reasons that a 3.50% decline in Prime decreases net interest income by 7.5% while a 3.5% increase in Prime increases net interest income by just 3.6%.

    It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and Management's responses. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, and excluding the first nine months of 2001, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.71% to a high of 6.44% (not taxable equivalent). The Bank's net interest margin in the third quarter of 5.70% (adjusted for the $2.8 million non-recurring recovery) is at the low end of this range by these historical standards. Based on the scenarios above, the net interest margin under the alternative scenarios ranges from 5.46% to 6.11%. Management feels this range of scenarios is appropriate in view of its historical performance, but no assurances can be given that actual experience will fall within this range.

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

    No matters were submitted to the Shareholders for a vote during the third quarter of 2001.

Item 5—Other Information

    Not applicable.

Item 6—Exhibits and Reports on Form 8-K

  A)
  Exhibits

Exhibit No.	Exhibit
None
  B)
  Reports on Form 8-K

      During the third quarter of 2001, the Company filed one report on Form 8-K. The report, filed on August 7, 2001, was notification that on August 3 the Board of Directors of Mid-State Bancshares and Americorp had agreed to further amend the definitive agreement in response to the announcement by Americorp and American Commercial Bank that both core earnings in the second quarter and expectations for future core earnings were lower than originally budgeted. To correct that situation, the Boards of both banks agreed to further amend the Agreement to provide for a maximum amount of Mid-State stock to be issued in the merger.

SIGNATURES

    Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-STATE BANCSHARES (registrant)

Date: November 12, 2001	By:	/s/ CARROL R. PRUETT CARROL R. PRUETT President Chairman of the Board

Date: November 12, 2001	By:	/s/ JAMES G. STATHOS JAMES G. STATHOS Executive Vice President Chief Financial Officer

QuickLinks

FORM 10-Q
Index
PART I—FINANCIAL INFORMATION
Consolidated Statements of Financial Position
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
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