Form 10-K405
period 2001-12-31
MID-STATE BANCSHARES
filed 2002-03-26
CIK 1027324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-23925

MID-STATE BANCSHARES
(Exact name of registrant as specified in its charter)

California	77-0442667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1026 Grand Ave. Arroyo Grande, CA	93420
(Address of principal executive offices)	(Zip Code)

(805) 473-7700
Registrant's telephone number, including area code

None
Securities registered pursuant to Section 12(b) of the Act

Common Stock
(no par value)
Securities registered pursuant to Section 12(g) of the Act:

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports) Yes [X] No [], and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant as of March 21, 2002 was $391,693,557.

        The number of shares of common stock of the registrant outstanding as of March 21, 2002 was 24,093,810.

        The following documents are incorporated by reference herein: Part III, Items 10 through 13 are incorporated from Registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders.

PART I

        Certain statements contained in this Annual Report on Form 10-KSB ("Annual Report"), including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar impact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company's business, economic, political and global changes arising from the terrorist attacks of September 11, 2001 and their aftermath, and other factors referenced in this report, including in "Item 1. Business-Factors that May Affect Future Results of Operations." The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1. BUSINESS

Mid-State Bancshares and Mid-State Bank & Trust

        Mid-State Bancshares (the Company) is the parent company to Mid-State Bank & Trust (the Bank), its 100% owned principal subsidiary. Mid-State Bancshares (formerly BSM Bancorp) was renamed on July 10, 1998, the effective date of the merger of Bank of Santa Maria with and into Mid-State Bank & Trust. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (BHC Act) and is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (Federal Reserve Board).

        Mid-State Bank & Trust was incorporated under the laws of the State of California and commenced operations on June 12, 1961 as a California state chartered bank. The Bank's accounts are insured by the Federal Deposit Insurance Corporation (FDIC), but it is not a member of the Federal Reserve System. At December 31, 2001 the Company had total assets of $1.85 billion, total deposits of $1.58 billion and total shareholders' equity of $234.6 million.

        The Bank operates 39 full service retail banking offices along the central coast of California in Santa Barbara, San Luis Obispo and Ventura counties. The Bank's headquarters is located in Arroyo Grande and it also serves the communities of Paso Robles, Cambria, Templeton, Atascadero, Cayucos, Morro Bay, Los Osos, San Luis Obispo, Pismo Beach, Grover Beach, Guadalupe, Nipomo, Santa Maria, Orcutt, Lompoc, Vandenberg Village, Buellton, Santa Ynez, Solvang, Goleta, Oxnard, Camarillo, Ventura and Santa Barbara. The headquarters' mailing address is 1026 Grand Ave., Arroyo Grande, CA 93420, Telephone: (805) 473-7700. The Bank can also be reached through its internet address at www.midstatebank.com.

        The Bank is a full-service community bank offering a broad range of banking products and services, including accepting time and demand deposits, originating loans, providing escrow services, and making other investments. The Bank originates several types of loans, including secured and unsecured commercial and consumer loans, residential real estate mortgage loans, and residential construction loans. The Bank's loans are primarily short-term and adjustable rate. The Bank also offers trust services. Special services and requests beyond the lending limits of the Bank are arranged through correspondent banks.

        The Company, through the Bank, derives its income primarily from interest received on loans, and to a lesser extent, from interest on investment securities, fees received in connection with loans and other services offered, including loan servicing, escrow and deposit services. The Company's major operating expenses are the interest it pays on deposits and borrowings and general operating expenses. The

Company's operations, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market, the fiscal and regulatory policies of the federal government and of the regulatory authorities that govern financial institutions. See "Supervision and Regulation."

Bank Subsidiaries

        The Bank operates two wholly owned subsidiaries—Mid-Coast Land Company and MSB Properties. Mid-Coast Land Company was founded in 1984 pursuant to section 751.3 of the Financial Code of the State of California. Section 751.3 provided that State chartered banks were authorized to invest in a corporation that engaged in real estate activities. Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA) which became law in December 1991, the Bank, through Mid-Coast Land Company, was required to divest itself of its real estate development activities. That process has now been substantially completed. The holdings and results of operations of Mid-Coast Land are included within the consolidated financial statements of the Company. For further information concerning Mid-Coast Land Company, see the Subsidiary Activity section of the Management's Discussion and Analysis section included in Item 7. Of this Report and Footnote number 7 to the Financial Statements included in Item 8 of this Report.

        MSB Properties was incorporated under the laws of the State of California in May of 1968, allowing for the ownership of property which may be reasonably necessary for the expansion of the Bank's business, or which is otherwise reasonably related to the conduct of the Bank's business, pursuant to Section 752 of the Financial Code of the State of California.

        The holdings and results of operations of MSB Properties are included within the consolidated financial statements of the Company. On a stand-alone basis, MSB Properties had earnings of $1.7 million, $1.4 million, and $1.5 million in 2001, 2000, and 1999, respectively. For further information concerning MSB Properties, see the Subsidiary Activity portions of the Management's Discussion and Analysis section included in Item 7 of this Report.

Acquisition of City Commerce Bank

        On April 19, 1999, the Company and City Commerce Bank signed a definitive agreement to merge, subject to the approval of banking regulators and City Commerce Bank shareholders. The merger became effective at the close of business on August 31, 1999. The Agreement provided for the exchange of common stock at a ratio of .6775 shares of Mid-State Bancshares common stock for each share of City Commerce common stock, based on the price of Mid-State Bancshares common stock on the effective date of the transaction. The merger was structured to be tax-free, and was accounted for as a pooling-of-interests. As a result prior periods presented herein have been restated to include the accounts of City Commerce Bank. City Commerce had assets totaling approximately $150 million with branch locations in Santa Barbara, Goleta and Oxnard.

Acquisition of Americorp/American Commercial Bank

        On September 28, 2001, Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust acquired 100 percent of the outstanding common stock of Americorp. The results of Americorp's operations have been included in the consolidated financial statements since that date. Americorp was the holding company of American Commercial Bank, a community bank that served Ventura County. The merger gave Mid-State Bank & Trust five new offices in Ventura County.

        The aggregate purchase price was $71.5 million, which includes (1) $31.6 million cash paid to Americorp shareholders and for other merger related expenses and (2) $39.9 million in Mid-State Bancshares' common stock and substitute common stock options issued. The value of the 2.45 million shares issued was determined based on the average closing market price of Mid-State Bancshares' common stock over the twenty consecutive trading days that Mid-State Bancshares' stock traded ending September 21, 2001. The average price of Mid-State Bancshares' stock over that period was $15.9853. The merger was accounted for utilizing the purchase method of accounting.

Selection of New Bank President

        On February 4, 2000, the Board of Directors of Mid-State Bank & Trust announced that they had selected Mr. James W. Lokey to be President and Chief Executive Officer of Mid-State Bank & Trust. In addition, Mr. Lokey was also appointed to the Board of Directors. He became President and Chief Executive Officer of Mid-State Bancshares, the parent company, on June 13, 2001. Mr. Carrol R. Pruett, formerly President, remains active as Chairman of the Board of Mid-State Bank & Trust and of Mid-State Bancshares.

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

New Appointees to the Board of Directors

        Two of Mid-State Bancshares Board of Directors stepped down from their duties during 2000. Mr. Clifford H. Clark was named director emeritus and Mr. William A. Hares retired. As previously noted, Mr. Lokey joined the Board of Directors and the Company subsequently announced the appointment of Ms. Trudi G. Carey in June of 2000. Ms. Carey is the president of The Carey Group, Inc., an architectural, construction, property management and development firm. She is a licensed architect, real estate broker and general contractor in the state of California since 1978. In addition, she is president of Salesworks, Inc., a new home marketing brokerage firm. Both firms are headquartered in Santa Barbara, California. Active in the community, Ms. Carey has been a member of the National Association of Home Builders, the Building Industry Association, National Association of Realtors, California Association of Realtors, Santa Barbara Board of Realtors and the Sales and Marketing Council.

        Former Americorp Chairman, Robert J. Lagomarsino, joined the Board of Directors of Mid-State Bancshares as part of the merger between Americorp and Mid-State Bancshares. Mr. Lagomarsino, whose father Emil, founded American Commercial Bank, served nearly 19 years in the United States House of Representatives. He also served 12 years in the California Senate, representing Ventura and Santa Barbara Counties. A native of Ventura, Mr. Lagomarsino served in the U.S. Navy during World War II. He is a graduate of the University of California at Santa Barbara and the Santa Clara University School of Law. He is President of Lagomarsino Minerals and Vice President of Lagomarsino's Inc.

New Trust Department

        Mid-State Bank & Trust formally opened its new Trust Department on January 2, 2001, to provide trust, investment management and estate settlement services in San Luis Obispo, Santa Barbara, and Ventura Counties. The Trust Department offers a variety of financial and trust-related services including: trustee or successor trustee for trust accounts, estate settlement services, guardianships and conservatorships for minors and adults who are no longer able to manage their own affairs. In addition, the Trust Department offers investment management services for those who no longer wish to handle the management of their investment portfolios, or who have inherited investments from a family member and need investment management. The department also provides custody services for customers' financial assets. Its main office is located in the Bank's San Luis Obispo branch at 75 Santa Rosa Street.

New Leasing Department

        In June of 2001, Mid-State Bank & Trust opened a new leasing department to serve business customers in Ventura, Santa Barbara, and San Luis Obispo Counties. The department is the only bank leasing department headquartered between Santa Barbara and Monterey. The Bank leases business equipment for construction, agriculture, aviation, marine, industrial and manufacturing, transportation, medical, and warehouse uses. The Bank also leases office equipment and medium and heavy duty class trucks. Mid-State Bank & Trust offers a number of lease structures with varying tax and accounting advantages to fit most business' needs.

Stock Repurchase Program

        The Board of Directors authorized a stock repurchase program for up to five percent (5%) of its outstanding shares in March of 2000. The buyback was expected to reduce the number of outstanding shares resulting in an improvement to the Company's earnings per share and to its return on equity. These repurchases are being made from time to time by the Company in the open market or privately negotiated transactions in compliance with the Securities and Exchange Commission (SEC) rules. The program began in April of 2000 and has been extended to complete the purchase of the originally authorized 1,130,000 shares. As of December 31, 2001 the Company has repurchased a total of 1,055,438 shares and has 74,562 shares remaining to repurchase.

Services

        The Bank offers a full range of commercial banking services including Checking accounts, NOW accounts, Savings accounts, Money Market accounts, and various types of time certificates of deposit (including various maturities and individual retirement accounts). The Bank makes a variety of construction and land development loans, real estate related loans, home equity credit lines, installment loans, agricultural and commercial loans, and SBA loans. Other services offered by the Bank include, but are not limited to, trust services, safe deposit boxes, travelers cheques, notary public, merchant depository services for VISA and Mastercard, cash management, home banking, telephone voice response system and ATM's. The Bank's organization and structure is designed to serve the banking needs of individuals and small to medium sized businesses in Santa Barbara, Ventura and San Luis Obispo counties.

Deposit and Liability Management

        Deposits represent the Bank's primary source of funds. As of December 31, 2001 the Bank had approximately 35,431 non interest bearing demand deposit accounts representing $367.4 million, or $10,369 per account. The Bank also had over 110,883 NOW, Money Market and Savings accounts amounting to $769.2 million, or about $6,937 per account. There were over 19,485 time certificates of deposit outstanding at December 31, 2001, representing $447.6 million with an average deposit balance of approximately $22,972. Of the total time certificates of deposit, only $167.0 million represented holders who carried an amount on deposit of $100,000 or more, approximately 37% of the total.

        The Bank is not dependent on a single or a few customers for its deposits. Most deposits are obtained from individuals and small to medium sized businesses. This results in the relatively small average balances noted above and allows the Bank to be less subject to the adverse effects of the loss of a large depositor. As of December 31, 2001, no individual, corporate, or public depositor accounted for more than 2% of the Bank's total deposits.

        Liquidity is the Bank's ability to meet fluctuations in deposit levels and to provide for the credit needs of its customers. The objective in liquidity management is to maintain a balance between the sources and uses of funds. Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits. The Bank holds overnight Fed Funds Sold as a cushion for temporary liquidity needs. For 2001, Fed Funds Sold averaged $59.9 million representing 3.8% of average assets. In addition, the Bank maintains Federal Funds lines of $70 million with major correspondents, subject to customary terms for such arrangements.

        The Bank's internally calculated liquidity ratio, which measures the percentage of total liabilities (excluding equity) which are used to fund cash, cash equivalents and non-pledged marketable securities, was 34.1%—well above the Bank's policy minimum of 15%.

Loans

        The Bank's Loan to Deposit ratio stood at approximately 71.3% at year-end 2001. It is the Bank's goal to maintain its Loan to Deposit ratio in the 65% to 75% range while maintaining credit quality.

        The Bank maintains an allowance for loan losses which is netted against loans on the balance sheet. Additions to the allowance are made by charges to operating expenses. All loans deemed to be uncollectable are charged to the allowance; subsequent recoveries are credited to the allowance. The amount in the loan loss allowance is an estimate of the losses inherent in the loan portfolio as determined by a variety of factors considered by Management. Factors include, but are not limited to, the current economic climate, type and quality of loans in the portfolio, trends in delinquencies, losses, non-accrual totals, diversification of the portfolio, value of available collateral and the cost of collateral liquidation.

        As of December 31, 2001, the Bank's allowance for loan losses stood at $20.7 million or 1.8% of gross loans. It also represents 562% of non-performing loans (non-accrual loans plus loans 90 days or more past due). Outside factors, not within the Bank's control, such as adverse changes in the economy, can effect the adequacy of the allowance and there can be no assurance that in any given period, the Bank might not suffer losses which are substantial in relation to the size of the allowance. During 2001, the Bank experienced charge-offs, net of recoveries, of $2.2 million, or 0.22% of average loans.

Underwriting and Credit Administration

        The lending activities of Mid-State Bank are guided by the lending policies established by the Bank's Board of Directors. The credit policy is managed through periodic reviews and approved annually by the Board.

        Each loan must meet minimum underwriting criteria established in the Bank's lending policy. Lending authority is granted to officers of the Bank on a limited basis, dependent upon individual knowledge and experience. Loan requests exceeding individual officer approval limits are approved by the Loan Committee. Loan requests exceeding these limits are submitted to the Executive Loan Committee, which consists of the President and Chief Executive Officer and three directors. Each of these committees meets on a regular basis in order to provide timely responses to the Bank's clients.

        Mid-State Bank's credit administration function includes an internal review and the regular use of an outside loan review firm.

Loan Portfolio

        At December 31, 2001, Mid-State Bank's gross loan portfolio totaled $1.2 billion. The portfolio is distributed as follows:

Construction and Land Development	18.8%
Real Estate—Farmland	2.0%
Real Estate—Residential	5.1%
Real Estate—Non Farm, Non Residential	39.7%
Home Equity Credit Lines	6.0%
Credit Reserve	0.3%
Installment	3.1%
Agricultural Production	3.0%
Commercial, Other	22.0%

100.0%

        The interest rates charged for the loans made by the Bank vary with the degree of risk, size and maturity of the loans. Rates are generally affected by competition, the client's deposit relationship with the Bank, and the Bank's cost of funds.

        Commercial Loans.    The Bank provides financial services to diverse commercial and professional businesses in the marketplace. Commercial loans consist primarily of short term loans (normally with a maturity of under one year) for working capital and business expansion. Commercial loans typically include revolving lines of credit collateralized by inventory, accounts receivable and equipment. Emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment, and in some instances, third-party guarantees or highly liquid collateral (such as time deposits and investment securities). Commercial loan pricing is generally at a rate tied to the prime rate (as quoted in the Wall Street Journal) or the Bank's reference rates.

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

        Real Estate Construction and Development Loans.    The Bank's real estate construction loan activity has focused on providing short-term (maturity of one year or less) loans to individuals and developers with whom the Bank has established relationships, for the construction primarily of single family residences in the Bank's market area.

        Residential real estate construction loans are typically secured by first deeds of trust and require guarantees of the borrower. The economic viability of the project and the borrower's credit-worthiness are primary considerations in the loan underwriting decision. The Bank utilizes approved independent local appraisers as well as in-house staff, and loan-to-value ratios which generally do not exceed 80% of the appraised value of the property. The Bank monitors projects during the construction phase through regular construction inspections and a disbursement program tied to the percentage of completion of each project.

        The Bank also occasionally makes land loans to individuals who intend to construct a single-family residence on the lot, generally within 24 months. In addition, the Bank makes commercial real estate construction loans to high-net-worth clients with adequate liquidity for construction of office and warehouse properties. Such loans are typically secured by first deeds of trust and require guarantees of borrowers.

        Commercial Real Estate Term Loans.    The Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the properties are either used by the owner for business purposes (owner-user properties) or have income derived from tenants (investment properties). The Bank's loan policies require the principal balance of the loan to be no more than 70% of the stabilized appraised value of the underlying real estate collateral. The loans, which are typically secured by first deeds of trust only, generally have terms of no more than ten years and are amortized over 25 to 30 years. Some of these loans have rates tied to the prime rate that adjust whenever the prime rate changes. The remaining loans adjust every five years depending upon the term of the loan.

        Consumer and Other Loans.    The Bank's consumer and other loan portfolio is divided between installment loans secured by automobiles, other consumer purposes and revolving, unsecured consumer debt such as reserve lines of credit. Installment loans tend to be fixed rate and longer-term (one-to-five-year maturity). The Bank's portfolio of revolving credit plans, issued as an additional service to its clients, is minimal at just 0.3% of total loans.

Investment Securities

        The Bank maintains a portfolio of investment securities to provide income and to serve as a secondary source of liquidity for its operations in conjunction with Federal Funds Sold (see Deposit and Liability Management above). The Bank's investment policy provides for the purchase of United States Treasury Securities, United States Government Agency Securities, Mortgage Backed Securities, Obligations of State and Political Subdivisions, and Other Securities as permitted by Federal and State regulation. As of December 31, 2001, the aggregate carrying value of the Investment Portfolio was $451.3 million. Of this total, $41.2 million was invested in U.S. Treasury Securities, $165.8 million in U.S. Government Agencies, $3.7 million in Mortgage Backed Securities, $225.5 million in Obligations of State and Political Subdivisions and $15.2 million in Other Securities. The types of securities held are influenced by several factors, which include: rate of return, maturity, and risk. Generally, the Bank endeavors to stagger the maturities of its securities so that it has regular maturities for liquidity purposes.

        Acceptable securities may be pledged to secure public deposits from State and Public Agencies. As of December 31, 2001, the Bank had public funds totaling approximately $42.8 million. The Bank has made available $54.0 million of securities to securitize these funds. Excess collateral can be released as needed.

Economic Climate

        The economy in the Bank's trade area is based upon agriculture, oil, tourism, light industry, aerospace industries and retail trade. Services supporting those involved in these industries have also developed in the areas of medical, financial and educational services. Population in the Tri-county area, according to the U.S. Bureau of the Census, is estimated at July 2000 to be 1.4 million. Ventura County represents about 54% of this total with Santa Barbara and San Luis Obispo Counties accounting for 29% and 17% respectively. Certain economic activities are unique to the area such as the space launching facilities at Vandenberg Air Force Base (which is now also being used by private commercial enterprises) and the production of seeds for various flowers grown worldwide. While major oil companies have elected to do business elsewhere (due to very stringent county business regulations), smaller production companies have moved in to continue the oil industry in the area. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches make large contributions to the local economy. Access to numerous recreational activities, including both mountains and beaches, provide a fairly stable tourist industry from larger metropolitan areas such as the Los Angeles/Orange County basin and the San Francisco Bay area. Real estate values throughout the Tri-counties have steadily increased in recent years, having remained strong even through the economic slow-down experienced in 2001. With the diversity of the various types of industries in the Bank's service area, the Central Coast, while not immune from economic fluctuations, does tend to enjoy a more stable level of economic activity than many other areas of California.

Competition

        The banking business in California generally, and in the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as international banking which is not offered directly by the Bank, but which can be offered indirectly by the Bank through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual customer are based upon a percentage of a bank's total capital accounts.) The Bank's secured and unsecured lending limits at December 31, 2001, were approximately $63.8 million and $38.3 million, respectively. These levels are up from $47.0 million and $28.2 million, respectively, at December 31, 2000 in large part due to the merger with American Commercial Bank.

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

        Competitive pressures from other financial institutions continue to be intense both in the Company's trade area and throughout the nation. Many banks are suffering from insufficient loan volumes and have become very aggressive on the pricing of those good credits available. Various mortgage bankers are blanketing the central coast communities with sales promotions and are extremely competitive with their rate programs.

        It should also be noted that the trend toward consolidation of banking assets exhibited over the past few years in California continued in 2001. Statewide, 27 banks were merged out of existence during the year and 16 new banks commenced operation. One of those occurred locally with Mid-State's acquisition of American Commercial Bank in Ventura. Two new banks were started in the Bank's trade area during 2001, one in Santa Maria and another in Santa Barbara.

Employees

        At December 31, 2001, the Bank had a total of 865 employees. A number of these employees are part-time however. On a full-time equivalent basis, employees represent 764 positions. The Bank believes that its employee relations are positive.

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

        The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and files reports and proxy statements pursuant to such Act with the Securities and Exchange Commission (SEC).

The Bank

        The Bank is chartered under the laws of the State of California and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the California Department of Financial Institutions (DFI) and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition.

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

Capital Standards

        The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as certain business loans.

        A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

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

        Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends. The following table presents the capital ratios for the Company and the Bank as of December 31, 2001 compared to minimum applicable regulatory capital requirements and the requirement to be a "well capitalized" bank.

December 31, 2001

	Company Actual	Bank Actual	Minimum Capital Requirement	Well Capitalized
Leverage Ratio	10.2%	10.0%	4.0%	5.0%
Tier One Risk-Based Ratio	13.8%	13.5%	4.0%	6.0%
Total Risk-Based Ratio	15.0%	14.8%	8.0%	10.0%

        On January 1, 1998 new legislation became effective which, among other things, gave the DFI power to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of the bank is less than the greater of (i) 3% of the bank's total assets or (ii) $1.0 million.

Prompt Corrective Action and Other Enforcement Mechanisms

        Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios described above. An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

        In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Safety and Soundness Standards

        The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

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

        All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2001 at approximately $.0184 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

Financial Services Modernization Legislation

        On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") was signed into law. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

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

        The Company and the Bank do not believe that the Financial Services Modernization Act has had thus far, or will have in the near term, a material adverse effect on their operations. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

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

Privacy

        Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide: initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; annual notices of their privacy policies to current customers; and a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties. The rules were effective November 13, 2000, but compliance was optional until July 1, 2001. The Bank adopted these rules and implemented these provisions in May of 2001. These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Management does not believe there has been a material impact of the privacy provisions on the Company's financial condition or results of operations.

Consumer Protection Rules—Sale of Insurance

        In December 2000, pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule was effective on April 1, 2001 and applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure, before the completion of the sale of an insurance product or annuity, that such product:

is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate; is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and has certain risks of investment, including the possible loss of value. The depository institution may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees. The Bank was largely unaffected by these rules as it does not currently market insurance or annuity products.

Safeguarding Confidential Customer Information

        In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to: identify and assess the risks that may threaten customer information; develop a written plan containing policies and procedures to manage and control these risks; implement and test the plan; and adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security. Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines were effective July 1, 2001. The Bank adopted these guidelines and implemented these provisions in May of 2001. The implementation did not have a significant impact on the Bank's operations.

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

        When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance, resulting in a rating by the appropriate bank regulatory agency of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance." At its last examination by the FDIC, the Bank received a CRA rating of "Satisfactory."

Accounting Changes

        From time to time the Financial Accounting Standards Board ("FASB") issues pronouncements which govern the accounting treatment for the Company's financial statements. For a description of the recent pronouncements applicable to the Company see the Notes to the Financial Statements included in Item 8 of this Report.

Off Balance Sheet and Other Related Party Transactions

        As noted in Footnote 12 to the financial statements, the Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $31.8 million at December 31, 2001, down from $33.2 million one year earlier. Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $368.5 million, which was up from the $359.5 million outstanding one year earlier.

        There are no Special Purpose Entity ("SPE") trusts, corporations, or other legal entities established by the Company which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments.

        As noted in Footnote 5 to the financial statements, the Company does make loans to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms. These loans totaled $14.3 million at the end of 2001 compared to $15.9 million one year earlier.

Factors That May Affect Future Results of Operations

        Dependence on Real Estate.    A significant portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2001, real estate served as the principal source of collateral with respect to approximately 71.6% percent of the Company's loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

        Interest Rate Changes.    The earnings of the Company and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Bank's current volume and mix of interest-bearing liabilities and interest-earning assets, the Bank's interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. The Federal Reserve Board's decrease in rates during 2001 substantially impacted the Bank's interest rate spread, as its spread for 2001 declined to 6.36% (taxable equivalent) from 6.75% (taxable equivalent) for 2000. Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on its business, financial condition and results of operations.

        Competition.    Competition may adversely affect the Bank's performance. The financial services business in the Bank's market area is highly competitive, and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. Mid-State faces competition both in attracting deposits and making loans. Mid-State competes for loans principally through competitive interest rates and the efficiency and quality of the services provided. Increasing levels of competition in the banking and financial services businesses may reduce market share or cause the prices charged for services to fall. Results may differ in future periods depending on the nature or level of competition.

        Regulation.    Both the Company and the Bank are subject to government regulation that could limit or restrict their activities, adversely affecting operations. The financial services industry is heavily regulated. Federal and state regulation is designed to protect the deposits of consumers, not to benefit shareholders. The regulations impose significant limitations on operations, and may be changed at any time, possibly causing results to vary significantly from past results. Government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affects credit conditions.

        Borrowers' Failure to Perform.    A significant number of the Bank's borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, which could result in larger than expected losses. This risk increases when the economy is weak, as it has been recently. The Bank has adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowances for credit losses. Management believes these provisions are reasonable and adequate, and should keep credit losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect the results of operations.

        Operations Risks.    The Bank is subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Bank maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Bank's internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company's business, financial condition or results of operations.

        Geographic Concentration.    The Company's operations are located almost entirely in the Central Coast region of California. As a result of this geographic concentration, our results depend largely upon economic and business conditions in this region. A deterioration in economic and business conditions in our market area could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

        War on Terrorism.    The terrorist attacks of September 11, 2001 and ensuing worldwide war on terrorism may lead to unexpected shifts in cash flows, deposit levels, and general economic activity. US banking agencies have warned of the possible impact of such events on the capital ratios of banks.

        In addition, the USA PATRIOT Act, which became effective December 25, 2001 as part of the war on terrorism, imposes substantial new responsibilities on banks for preventing, detecting and reporting flows of funds to terrorist organizations. The act also directs the Treasury Department to prepare detailed regulations for these purposes, such as new recordkeeping requirements, verification standards for customer identification and sharing information with the government. The full impact of the new law and its implementing regulations on the Company and the Bank cannot be predicted at this time.

ITEM 2. PROPERTIES

        The Company's principal office is located at 1026 Grand Avenue, Arroyo Grande, California. As of December 31, 2001, the Bank owned 23 of its branch offices and leased 16 other Bank locations. The Company believes its present facilities are adequate for its present needs.

Owned by Bank or Subsidiary:	Location of Offices	Encumbrance
Arroyo Grande*	991 Bennett Avenue	NONE
Arroyo Grande	1026 Grand Avenue	NONE
Arroyo Grande*	550 Camino Mercado	NONE
Arroyo Grande*	398 Sunrise Terrace	NONE
Atascadero	6950 El Camino Real	$104,147.13
Buellton	West Highway 246 & Central	NONE
Cambria	1070 Main Street	NONE
Goleta Valley	5956 Calle Real	NONE
Grover Beach	899 Grand Avenue	NONE
Grover Beach*	140 North Second Street	NONE
Guadalupe	905 Guadalupe Street	NONE
Lompoc	828 North "H" Street	NONE
Los Osos	1001 Los Osos Valley Road	NONE
Morro Bay	251 Harbor Street	NONE
Nipomo	615 West Tefft Street	NONE
Paso Robles	845 Spring Street	NONE
Pismo Beach	801 Price Street	NONE
San Luis Obispo	75 Santa Rosa	NONE
San Luis Obispo	2276 Broad Street	NONE
Santa Barbara	33 East Carrillo Street	NONE
Santa Barbara	2222 Bath Street	NONE
Santa Maria	720 North Broadway	NONE
Santa Maria	2739 Santa Maria Way	NONE
Santa Maria	1554 South Broadway	NONE
Santa Maria	519 E. Main Street	NONE
Templeton	1025 Las Tablas Road	NONE
Vandenberg Village	3745 Constellation Road	NONE

Leased by Bank or Subsidiary

Arroyo Grande	1132 West Branch Street	$2,850.00 per month
West Branch In Store Office		Expires February, 2005
Camarillo	470 Arneill Road	$6,231.68 per month
Camarillo Financial Center		Expires June, 2004
Camarillo **	2357 Pickwick Drive, Suite B	$3,951 72 per month
Expires July, 2005
Camarillo **	2245 Ventura Blvd.	$5,754.47 per month
Expires May, 2002
Cayucos	107 North Ocean Avenue	$1,565.00 per month
Expires November, 2007
Goleta Valley	5340 Hollister Avenue	$4,226.00 per month
Hollister Office		Expires February, 2002
Orcutt	1110 East Clark Avenue	$11,240.00 per month
Expires October, 2010
Oxnard	300 Esplanade Drive, Suite 101	$12,994.15 per month
Esplanade Financial Center		Expires September, 2012
Oxnard *	300 Esplanade Drive, Suite 110	$10,583.91 per month
Expires August, 2012
Oxnard	155 "A" Street	$5,743.26 per month
Downtown Oxnard Office		Expires July, 2005
Oxnard	121-125 Gonzales Boulevard	$6,044.12 per month
Northside Plaza Office		Expires July, 2007
Paso Robles	705 Golden Hill Road	$8,510.00 per month
Creston Road Office		Expires October, 2002
Pismo Beach	865 Oak Park Boulevard	$11,042.00 per month
Oak Park Office		Expires March, 2008
Santa Barbara	914 Carpinteria Street	$10,090.29 per month
Milpas Office		Expires May, 2017
Santa Maria***	720 North Broadway	$2,226.00 per month
North Broadway Office-Land		Expires Dec, 2008
Santa Ynez	3600 Sagunto Street	$2,000.00 per month
Expires May, 2002
Solvang	1600 Copenhagen Drive	$9,688.69 per month
Expires April, 2003
Ventura	300 S. Mills Road	$7,975.88 per month
Mills Road Financial Center		Expires June, 2002
Ventura	304 E. Main Street	$9,879.00 per month
Downtown Ventura Office		Expires November, 2002
Ventura	6401 E. Telephone Road	$14,113.45 per month
County Center Office		Expires September, 2002

Former Bank Offices Leased by Bank—Which Are Sub-Leased

Nipomo	630 W. Tefft Street	$3,671.37 per month
Ground Lease		Expires February, 2015

*
All offices listed are full service branch offices, except those with asterisks noted above. Asterisks represent non-banking support offices (e.g., Administration, Data Processing, Supplies Warehouse, Credit Services, et. al.)

**
Locations not in use as of close of business December 31, 2001.

***
Ground lease on property adjacent to a fully owned facility.

ITEM 3. LEGAL PROCEEDINGS

        The Company is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. The Company is not a party to any pending legal or administrative proceedings as of December 31, 2001 (other than ordinary routine litigation incidental to the Company's business) and no such proceedings are known to be contemplated.

        There are no material proceedings adverse to the Company to which any director, officer, affiliate of the Company, 5% shareholder of the Company, or any associate of any such director, officer, affiliate or 5% shareholder of the Company is a party, and none of the above persons has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

        The following table summarizes those trades of the Company's Common Stock on NASDAQ, setting forth the approximate high and low trade prices for each quarterly period ended since January 1, 2000. All prices shown below have been adjusted to reflect the two for one stock split which became effective February 26, 2001.

	Sales Prices
Quarter Ended 2000
	Low	High
March 31	$10.50	$14.00
June 30	$13.25	$14.00
September 30	$14.69	$15.94
December 31	$14.50	$18.63

	Sales Prices
Quarter Ended 2001
	Low	High
March 31	$13.52	$17.38
June 30	$13.50	$18.32
September 30	$13.90	$18.05
December 31	$14.10	$17.40

Holders

        As of December 31, 2001, there were approximately 3,600 holders of the Company's Common Stock. There are no other classes of common equity outstanding.

Dividends

        The Company is a legal entity separate and distinct from the Bank. The Company's shareholders are entitled to receive dividends when declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the Corporation Law). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation's assets equal at least 1-1/4 times its liabilities, and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities.

        The ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the Financial Code). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greater of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to federal law. (See, "Item 1—Prompt Corrective Action and Other Enforcement Mechanisms.") Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.

        The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 2000.

Payable Date	Dividend
January 18, 2000	$0.07 per share
April 17, 2000	$0.08 per share
July 17, 2000	$0.08 per share
October 16, 2000	$0.09 per share
January 16, 2001	$0.09 per share
April 16, 2001	$0.09 per share
July 16, 2001	$0.09 per share
October 15, 2001	$0.09 per share
January 16, 2002	$0.10 per share

        Whether or not dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company's profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company.

Transfer Agent

        Mellon Investor Services, LLC serves as the Company's transfer agent. Shareholder inquiries regarding holdings of Mid-State Bancshares Common Stock can be directed to:

        Mellon Investor Services, LLC
        P. O. Box 3315
        South Hackensack, NJ 07606-1915
        1-(888)-540-9878 (U.S. & Canada)
        1-(201)-329-8660 (Outside U.S.)

        Alternatively, Mellon Investor Services, LLC can be contacted via the Internet at www.mellon-investor.com.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Data—Mid-State Bancshares

(In thousands)	2001	2000	1999	1998	1997
Year Ended December 31:
Interest Income (not taxable equivalent)	$114,002	$109,967	$99,627	$98,882	$93,091
Interest Expense	26,480	27,599	26,071	29,441	29,060

Net Interest Income	87,522	82,368	73,556	69,441	64,031
Provision for Loan Losses	4,100	700	50	300	105

Net Interest Income after prov. for loan losses	83,422	81,668	73,506	69,141	63,926
Non-interest income	23,254	17,805	17,465	24,736	17,834
Non-interest expense—operating	64,444	57,982	54,558	54,866	57,674
Non-interest expense—non recurring merger	300	—	2,930	7,440	—

Income before income taxes	41,932	41,491	33,483	31,571	24,086
Provision for income taxes	14,530	14,142	11,430	10,576	5,220

Net Income	$27,402	$27,349	$22,053	$20,995	$18,866

Per share:
Net Income—basic	$1.22	$1.23	$0.98	$0.94	$0.85
Net Income—diluted	$1.18	$1.20	$0.97	$0.93	$0.84
Weighted average shares for Basic E.P.S. calc.	22,452	22,257	22,461	22,351	22,194
Weighted average shares for Diluted E.P.S. calc.	23,252	22,722	22,729	22,547	22,525
Cash dividends	$0.37	$0.34	$0.25	$0.14	$0.08
Book value at period-end	$9.74	$8.05	$7.10	$6.74	$5.86
Tangible book value at period-end	$7.96	$7.96	$7.02	$6.65	$5.77
Ending Shares	24,089	22,019	22,574	22,411	22,209
Period Averages:
Total Assets	$1,570,098	$1,389,625	$1,391,279	$1,331,954	$1,254,686
Total Loans & Leases	999,501	847,797	685,566	633,324	605,688
Total Earning Assets	1,444,631	1,279,119	1,269,656	1,194,352	1,110,560
Total Deposits	1,351,256	1,205,826	1,220,340	1,184,293	1,107,842
Common Equity	195,955	166,402	155,419	140,989	121,450
At December 31,
Cash and cash equivalents	$102,970	$88,988	$56,080	$84,557	$102,060
Investments and Fed Funds Sold	524,345	407,462	482,781	578,034	518,739
Loans, net of deferred fees, before allowance	1,149,712	919,967	768,814	675,481	643,675
Allowance for Loan & Lease Losses	(20,659)	(13,280)	(13,105)	(14,441)	(15,065)
Goodwill and Other Intangibles	42,742	1,771	1,943	2,044	1,978
Other assets	52,968	50,970	58,705	63,650	71,818

Total Assets	$1,852,078	$1,455,878	$1,355,218	$1,389,325	$1,323,205

Non-interest bearing deposits	$367,370	$275,624	$230,271	$258,629	$243,315
Interest bearing deposits	1,216,796	955,538	938,183	965,850	938,663
Other borrowings	17,714	30,240	15,357	3,049	4,494
Other liabilities	15,647	17,334	11,076	10,706	6,646
Shareholders' equity	234,551	177,142	160,331	151,091	130,087

Total Liabilities and Shareholders' equity	$1,852,078	$1,455,878	$1,355,218	$1,389,325	$1,323,205

(In thousands)	2001	2000	1999	1998	1997
Asset Quality
Non-accrual loans	$2,986	$4,510	$1,520	$2,019	$3,939
Loans past due 90 days or more	690	222	4,199	4,408	663
Other real estate owned	—	—	—	259	5,188

Total non performing assets	$3,676	$4,732	$5,719	$6,686	$9,790

Financial Ratios
For the year:
Return on assets	1.75%	1.97%	1.59%	1.58%	1.50%
Return on equity	13.98%	16.44%	14.19%	14.89%	15.53%
Return on tangible equity	17.88%	16.61%	14.37%	15.11%	15.79%
Net interest margin (not taxable equivalent)	6.06%	6.44%	5.79%	5.81%	5.77%
Net interest margin (taxable equivalent)	6.36%	6.75%	6.02%	5.91%	5.83%
Net loan losses (recoveries) to avg. loans	0.22%	0.06%	0.20%	0.15%	-0.07%
Efficiency ratio	58.4%	57.9%	63.2%	66.2%	70.5%
At December 31:
Equity to average assets (leverage ratio)	10.2%	12.3%	11.6%	10.7%	9.7%
Tier One capital to risk-adjusted assets	13.8%	15.5%	16.0%	16.1%	14.7%
Total capital to risk-adjusted assets	15.0%	16.7%	17.2%	17.4%	15.8%
Loan loss allowance to loans, gross	1.8%	1.4%	1.7%	2.1%	2.3%
Non-accrual loans to total loans, gross	0.3%	0.5%	0.2%	0.3%	0.6%
Non performing assets to total assets	0.2%	0.3%	0.4%	0.5%	0.7%
Loan loss allowance to non performing loans	562%	281%	229%	225%	327%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Business of the Company

        The Company has as its single, wholly owned subsidiary, Mid-State Bank & Trust (the Bank). The Bank itself has two wholly owned subsidiaries—MSB Properties and Mid-Coast Land Company (discussed above in Part I of this report and later in this Management's Discussion and Analysis). The Bank was founded in 1961 and operates a full service commercial banking business serving its customers on the Central Coast of California. Headquartered in Arroyo Grande, it operates 39 offices in communities throughout San Luis Obispo, Santa Barbara and Ventura Counties.

        The following discussion and analysis will provide insight and supplementary information into the accompanying consolidated financial statements of the Company. It also provides Management's assessment of the operating trends over the past few years and certain of their expectations for 2002.

        Certain statements contained in this Management's Discussion and Analysis (MD&A), including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar impact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company's business, economic, political and global changes arising from the terrorist attacks of September 11, 2001 and their aftermath, and other factors referenced in this report, including in "Item 1. Business—Factors that May Affect Future Results of Operations." The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments

2001 RESULTS AND ACCOMPLISHMENTS

Financial

        The Company, on a consolidated basis, reported net income of $27.4 million in 2001 and $27.3 million in 2000 after recording earnings of $22.1 million in 1999. The diluted Earnings Per Share (EPS) was $1.18 for 2001 compared to $1.20 in 2000 and $0.97 in 1999. Consolidated total assets at December 31, 2001 were $1.852 billion compared to $1.456 billion at December 31, 2000, up 27.0%. Total deposits also increased from $1.231 billion as of December 31, 2000 to $1.584 billion as of December 31, 2001. Shareholders' common equity stood at $234.6 million at year end up from its $177.1 million level one year earlier. Factors contributing to the increase in shareholders' common equity included; 1) the $39.9 million of additional equity created as a result of the Company's acquisition of Americorp, 2) the $27.4 million of net income generated for the year, 3) a $5.2 million after-tax change in the unrealized gain on available for sale securities, and 4) the $0.7 million received for the exercise of stock options. Partially offsetting these factors were $8.3 million in dividends paid out and $7.5 million paid for the repurchase of common stock outstanding.

        The table below illustrates net income by subsidiary unit.

Income (Loss) by subsidiary (000's)	2001	2000	1999
Bank only, pre-tax	$41,211	$39,441	$32,340
MSB Properties, pre-tax	844	2,166	2,175
Mid Coast Land Co., pre-tax	543	483	349
Parent only, pre-tax	(666)	(599)	(1,381)
Tax expense	14,530	14,142	11,430

Consolidated Mid-State Bancshares	$27,402	$27,349	$22,053

Other Events in 2001

        The most significant accomplishment during the year was the successful completion of the merger of American Commercial Bank with and into Mid-State Bank & Trust on September 28, 2001. The integration of these two entities was complex and involved significant management effort. The goal of this merger was to attain a benefit to the stockholders of both organizations while minimizing the disruption to customers and employees. American Commercial Bank had six branches—three in Ventura, two in Oxnard and one in Camarillo. All six branches became new offices of Mid-State Bank & Trust, with one of the two existing Mid-State Oxnard offices combined into the former American Commercial Bank location. Mid-State therefore now has 7 locations in Ventura County including three full service offices in both Ventura and Oxnard along with one in Camarillo.

        To complete the merger, Mid-State Bancshares acquired 100 percent of the outstanding common stock of Americorp. The results of Americorp's operations have been included in the consolidated financial statements since that date. Americorp was the holding company of American Commercial Bank. The aggregate purchase price was $71.5 million, which included (1) $31.6 million in cash paid to Americorp shareholders and for other merger related expenses and (2) $39.9 million in Mid-State Bancshares' common stock and common stock options issued. The value of the 2.45 million shares issued was determined based on the average closing market price of Mid-State Bancshares' common stock over the twenty consecutive trading days that Mid-State Bancshares' stock traded ending September 21, 2001. The average price of Mid-State Bancshares' stock over that period was $15.9853. The merger was accounted for utilizing the purchase method of accounting.

        The Board of Directors authorized a stock repurchase program for up to five percent (5%) of its outstanding shares in March of 2000. The buyback was expected to reduce the number of outstanding shares resulting in an improvement to the Company's EPS and return on equity. These repurchases are being made from to time by the Company in the open market or privately negotiated transactions in compliance with the Securities and Exchange Commission (SEC) rules. The program began in April of 2000 and has been extended to complete the purchase of the originally authorized 1,130,000 shares. As of December 31, 2001 the Company has repurchased a total of 1,055,438 shares and has 74,562 shares remaining to repurchase.

        On January 17, 2001 the Board of Directors of the Company announced the approval of a two-for-one stock split of its common shares. The split entitled each shareholder of record at the close of business on January 26, 2001 to receive an additional share for each share of Mid-State Bancshares common stock held on that date. The Board believes that the split makes Mid-State Bancshares stock accessible to a broader base of investors and improves its trading liquidity. The financial statements presented herein have been restated to reflect the stock split.

        Mid-State Bank formally opened its Trust Department on January 2, 2001, to provide trust, investment management and estate settlement services in San Luis Obispo, Santa Barbara, and Ventura Counties. Concurrent with the Bank's 40th anniversary on June 12, 2001 and in recognition of this new Trust operation, the Company designed a new look to its logo and changed its name to Mid-State Bank & Trust. As of the end of the year, the Trust Department has $15.3 million in assets under management along with another $4.6 million in custody and safekeeping accounts. Management is encouraged by this early success and continues to actively promote its capabilities throughout the Bank's service area.

        The Company's earnings were also influenced by other unique and non-recurring items during 2001. Positively affecting earnings were 1) the recovery of interest income of $2.8 million on a loan previously charged-off, realized during the third quarter, 2) a gain of $1.7 million on the sale of the Bank's credit card portfolio recognized in the fourth quarter, and 3) the realization of a new State of California Natural Heritage Tax Credit (donation of 19.25 acres of land in Cambria) which created a net benefit to the shareholders of approximately $140 thousand after tax. Offsetting some of those non recurring items were 1) an additional provision for loan losses charged to expense during the third quarter of $2.9 million to adequately reserve for potential loan losses, 2) a non recurring charge to expense of $530 thousand incurred in the fourth quarter to cover the cost of an early retirement program offered to employees, and 3) miscellaneous non recurring charges to expense incurred throughout the year estimated at approximately $175 thousand after taxes related to the Bank's name and logo change.

EXTERNAL FACTORS IMPACTING THE BANK

Economic Conditions

        Economic conditions in 2001 were lackluster at best. Growth in the civilian labor force was nearly flat having increased from 141.5 million at the end of 2000 to 142.3 million at the end of 2001. In spite of this modest growth in the employable population, which in prior years the economy easily absorbed, the number of unemployed people grew from 5.7 million at the start of the year to 8.3 million by the end of 2001. The economy did not support the small growth in its potential workforce and indeed saw the lay-off of existing workers, pushing the unemployment rate to 5.8% at the end of 2001, up from 4.0% at the start of the year. Gross Domestic Product, which had risen a full 4.1% in 2000, was only able to achieve a 1.1% gain in 2001.

        Policymakers have not been oblivious to the economic trends exhibited throughout 2001. Congress, working with the President, passed major tax cuts and distributed tax rebates throughout the year in an effort to stimulate the economy. The Federal Reserve Board, also hoping to stimulate economic activity, passed an unprecedented number of interest rate cuts throughout the year in its closely watched Federal Funds Rate (a measure of the short term borrowing cost at commercial banks). This key rate was reduced from its target of 6.5% at the start of 2001 to just 1.75% at the close of the year. Other short-term interest rates followed suit with the Prime Rate (the rate at which commercial banks will lend to their best customers) decreasing from 9.50% at the start of 2001 to 4.75% by the end of the year.

        California has not been immune from the economic slow-down endured throughout 2001. The Gross State Product rose just 3.4% in nominal terms during 2001 to $1.415 trillion up from $1.368 trillion in 2000 and after adjusting for inflation was virtually flat from the prior year. Similarly, the unemployment rate was 6.0% in December 2001 compared to 4.7% one year earlier.

        Mid-State's service area has been less affected by the slow-down than other parts of the State. The most comprehensive review of local economic conditions known to Management comes from the University of California at Santa Barbara (UCSB) Economic Forecast Project. According to UCSB, the estimated Gross Product of the Tri-counties (Ventura, Santa Barbara, and San Luis Obispo) rose an inflation adjusted 5.3% in 2001 after increasing 8.2% in 2000. UCSB places the Gross Product of the Tri-counties at $63.6 billion for 2001. All 3 counties showed positive increases in 2001 with Ventura County showing the largest increase at 7.1%, Santa Barbara County at 2.9% and San Luis Obispo County at 2.6%. Unemployment levels in all three counties are significantly below state-wide levels with San Luis Obispo County estimated by UCSB to be 2.8% in 2001.

        On the national level, economic indicators are beginning to improve as the year 2002 begins. Unemployment appears to be slowing, business inventories have fallen for the 11th straight month portending an inevitable increase in production, retail sales improved in January and consumer confidence appears to be improving. The State currently has certain economic issues to deal with, such as the after-effects of the high-tech collapse on Northern California, the lingering effects of energy disruptions, and the ripple effect of the State budget deficit. The State, however, does appear to be stabilizing overall, due to increased defense spending, a rebound in the entertainment industry and strong real estate values.

        Overall, Management believes the economic outlook for 2002 is positive. Inflation remains low. Interest rate levels are at positive levels for borrowers and fiscal policy has been accommodating. Real estate values are increasing in the Tri-county area, durable goods manufacturers, retailers and auto dealers all report improving activity. Despite these signs, there are still possible hurdles in 2002. The fear of terrorist attacks and the on-going impact of the war on terrorism create uncertainties which are as lingering as the devastating evil which was perpetrated on September 11. This notwithstanding, Management believes that 2002 will witness a positive and improving level of economic activity over the course of the year. Further, it expects this improving activity level to extend well beyond Mid-State's trade area. Indeed, Management expects that the Federal Reserve may even need to raise interest rate levels sometime beginning around the middle of the year. These increases are not expected to be significant, however, with the Prime Rate increasing modestly to somewhere in the 5.5% range by the end of the year.

Competitive Factors

        Competitive pressures from other financial institutions continue to be intense both in the Company's trade area and throughout the nation. Many banks are suffering from insufficient loan volumes and have become very aggressive on the pricing of those good credits available. Various mortgage bankers are blanketing the central coast communities with sales promotions and are extremely competitive with their rate programs.

        It should also be noted that the trend toward consolidation of banking assets exhibited over the past few years in California continued in 2001. Statewide, 27 banks were merged out of existence during the year and 16 new banks commenced operation. One of those occurred locally with Mid-State's acquisition of American Commercial Bank in Ventura. Two new banks were started in the Bank's trade area during 2001, one in Santa Maria and another in Santa Barbara.

ANALYSIS OF STATEMENT OF FINANCIAL POSITION

Loans

        The Bank experienced an increase in net loans from $906.7 million at the end of 2000, to $1,129.1 million at the end of 2001. This represents an increase in the loan portfolio of $222.4 million following the $151.0 million increase in 2000. Approximately $184.6 million of the $222.4 million increase in 2001 is a result of the merger with Americorp. Loans represent approximately 61% of the Bank's assets.

        The composition of the loan portfolio is also changing. The graph below displays the trend over the past five years in the various components of the loan portfolio. Construction loans have risen from their level five years earlier—$46.4 million at December 31, 1997 compared to $216.0 million at year-end 2001. Real Estate loans generally trended up from $307.1 million at the end of 1997 to nearly $445.1 million at December 31, 2000, and $538.4 million at the end of 2001. Home Equity Credit Lines have generally decreased from $74.8 million at the end of 1997 compared to $68.5 million at the end of 2001. Consumer loans (installment, credit cards and credit reserve) have generally trended upward having reached $39.3 million at year-end 2001 (after the sale in December of approximately $8.2 million in Credit Card receivables) compared to $35.6 million at the end of 1997. Commercial loans have grown in recent years having reached $253.2 million at December 31, 2001. Agricultural production loans have decreased from $35.5 million at the end of 1997, to $28.8 million at the end of 2000 and then increased to $34.3 at the end of 2001. The Bank expects to continue to emphasize other types of lending activity in order to diversify the risk in those categories relative to term real estate loans. Economic activity in the Central Coast will determine the types of credit the Bank will be able to extend and hence its ability to achieve this objective.

        The Bank's allowance for loan losses stands at $20.7 million, or 1.8% of gross loans, and represents losses inherent in the loan portfolio but not yet realized. This amount is up from the $13.3 million at December 31, 2000. The year-end 2001 balance now represents 562% of non-performing loans which is up from 281% at the end of 2000. A five-year review of activity in the allowance for loan losses and an allocation by loan type of the allowance is shown in the two tables below.

Allowance for Loan Losses (in 000's)

	2001	2000	1999	1998	1997
Balance at beginning of year	$13,280	$13,105	$14,441	$15,065	$14,561
Provision charged to operating expense	4,100	700	50	300	105
Adjustments—acquisition through merger	5,464	—	—	—	—
Loans charged off:
Construction and development loans	—	—	(14)	—	—
Real estate loans	(3)	(93)	(15)	(151)	(265)
Home equity credit lines	(4)	(70)	(178)	(94)	(15)
Installment loans	(275)	(278)	(132)	(405)	(477)
Commercial loans	(2,377)	(512)	(1,852)	(674)	(462)
Credit cards and related loans	(255)	(239)	(331)	(397)	(443)
Recoveries of loans previously charged off:
Construction and development loans	2	2	198	32	44
Real estate loans	147	14	180	188	84
Home equity credit lines	—	86	111	17	20
Installment loans	186	134	115	122	111
Commercial loans	309	330	425	362	1,721
Credit cards and related loans	85	101	107	76	81

BALANCE AT END OF YEAR	$20,659	$13,280	$13,105	$14,441	$15,065

Ratio of Net Loan Losses (Recoveries) to Average Loans Outstanding	0.22%	0.06%	0.20%	0.15%	-0.07%

Allocation of the allowance for loan losses at December 31:
(dollars in 000's)

Balance applicable to:	2001	Percent of Loans	2000	Percent Of Loans	1999	Percent of Loans	1998	Percent of Loans	1997	Percent Of Loans
Construction and Land Dev.	$1,969	18.8%	$2,095	18.3%	$1,979	15.3%	$946	13.4%	$617	7.2%
Real Estate	2,949	46.8%	3,993	48.4%	2,291	49.1%	3,798	42.4%	4,243	47.5%
H.E.C.L.	443	6.0%	390	6.0%	344	6.9%	753	8.5%	922	11.6%
Installment	780	3.1%	292	3.4%	283	3.9%	1,092	7.0%	591	5.5%
Credit Card and Related	393	0.3%	1,203	1.0%	770	1.6%	1,170	1.8%	736	2.9%
Commercial, Other	7,298	25.0%	4,607	22.9%	4,448	23.2%	4,973	26.9%	3,049	25.3%
Unallocated	6,827	N/A	700	N/A	2,990	N/A	1,709	N/A	4,907	N/A

Balance at End of Year	$20,659	100.0%	$13,280	100.0%	$13,105	100.0%	$14,441	100.0%	$15,065	100.0%

        Non-accrual loans within the Bank's portfolio decreased from $4.5 million as of December 31, 2000, to $3.0 million, at the end of 2001. Loans, 90 days or more past due increased from $222 thousand at December 31, 2000, to $690 thousand at the end of 2001. Additional information on non-accrual loans, past due loans and troubled debt restructurings can be found in Footnote 5 to the financial statements. The vast majority of the loans on non-accrual ($2.5 million) are secured by real estate. There is potential for this collateral to be liquidated to recover principal and unpaid interest. To the extent this is insufficient, a charge-off to the allowance may result. Approximately $519 thousand of loans 90 days or more past due are secured by real estate and an additional $171 thousand of commercial and industrial loans. Recoveries in 2001 of loans previously charged-off totaled $729 thousand compared to charge-offs of $2.9 million taken during the year resulting in net charge-offs of $2.2 million. This compares to net charge-offs incurred during 2000 of $525 thousand and net charge-offs of $1.4 million in 1999. The Bank anticipates that charge-offs (actual losses) will continue during 2002. It is unlikely that recoveries would exceed charge-offs in the coming year.

        With the combination of the collateral securing the problem loans and the size of the allowance for loan losses, Management feels that the allowance is sufficient to cover inherent losses. Management reviews the adequacy of the allowance and also employs an independent third party loan review group to, among other things, review the adequacy of the allowance and make recommendations. Management, as necessary, adjusts the allowance on a regular basis. The allowance is also examined annually by one or more of the Bank's regulatory bodies including the FDIC and DFI.

        The allowance for loan losses as a percentage of total loans has gradually decreased from 2.3% in 1997 to 1.8% in 2001, reflecting an improvement in asset quality during this period. The adequacy of the allowance is determined by considering the type and quality of loans in the loan portfolio, trends in non-accrual loans, trends in delinquencies, trends in actual losses, geographical distribution of loans, management expertise, economic outlook, diversification of the loan portfolio, value of available collateral, and the costs of collateral liquidation. In establishing the allowance at December 31, 2001, Management considered the quality of the loan portfolio acquired by acquisition and the slow-down in economic activity and continues to acknowledge the combined high concentration of real estate loans, increases in certain higher risk activities such as construction lending, and higher levels of individually large corporate loans. These factors directly offset the recent positive trends in non-performing loans and are the primary reason for the large increase in the unallocated portion of the allowance for loan losses ($6.8 million at the end of 2001 compared to $0.7 million at the end of 2000).

        The allowance for loan losses consists of a statistically allocated portion and a specifically allocated portion. The total of these components is considered adequate to provide for losses, which can be reasonably anticipated. However, since these amounts are based on estimates, ultimate losses relating to these loans may vary.

        A summary of maturities and sensitivities of loans to changes in interest rates at December 31, 2001 is shown in the table below. A more complete discussion of the Bank's exposure to changes in interest rates can be found in the MD&A under the section titled "Net Interest Income and Interest Rate Risk".

(dollars in 000's)

December 31, 2001	3 Months or less	Over 3 Months through 12 Months	Due after one year to three years	Due after three years to five years	Due after five years	Total
Fixed rate loans	$27,102	$47,470	$82,845	$67,100	$171,189	$395,706
Floating rate loans	581,932	10,909	56,009	95,486	6,674	751,010

Sub-total	609,034	58,379	138,854	162,586	177,863	1,146,716
Non accrual loans						2,986

Total Loans, gross						$1,149,703

December 31, 2000	3 Months or less	Over 3 Months through 12 Months	Due after one year to three years	Due after three years to five years	Due after five years	Total
Fixed rate loans	$39,249	$47,494	$60,733	$65,059	$203,500	$416,035
Floating rate loans	430,176	4,897	10,382	46,520	7,447	499,422

Sub-total	469,425	52,391	71,115	111,579	210,947	915,457
Non accrual loans						4,510

Total Loans, gross						$919,967

Investment Portfolio

        The Bank's investment portfolio primarily consists of US Treasury Notes and Bills, Federal Agency Notes, Mortgage Backed Securities and Municipal Bonds. See Footnote No. 4 to the consolidated financial statements for a detailed composition of the investment portfolio. The Treasury and Agency portion of the portfolio increased by $66.8 million from one year ago. The Bank decreased its holdings in the Municipal Bond portfolio from $255.2 million at the end of 2000, to $225.5 million at the end of 2001. The U.S. Treasury portion of the portfolio decreased by $11.0 million while the Federal Agencies increased by $77.7 million from December 31, 2000 to December 31, 2001. Mortgage Back Securities decreased $0.7 million. In total, the Bank increased its investment portfolio from $407.5 million at the end of 2000 to $451.3 million at the end of 2001, a $43.9 million increase. The acquisition of Americorp accounted for approximately $14.6 million of the increase.

        The Bank may segregate its portfolio into three categories—a "Trading Portfolio" (which is carried at market value, with changes in market value reflected in the income statement), a "Held to Maturity" portfolio (which is carried at amortized cost, with changes in market value having no impact on the financial statements) and an "Available for Sale" portfolio (which is carried at market value, with changes in market value reflected in comprehensive income). The Bank holds no securities that should be classified as Trading securities. The Bank has determined that since its securities may be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the re-pricing characteristics of funding sources, that the entire portfolio should be classified as Available for Sale. On January 1, 2001, $25.6 million in the Held to Maturity portfolio which the Bank inherited from a prior meger was transferred to the Available for Sale portion of the investment portfolio. Ordinarily such transfers are prohibited, however, concurrent with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, a one time reclassification was permitted.

        Adjustments to the Available for Sale portfolio for changes in market values resulted in an unrealized gain of $6.4 million included in accumulated other comprehensive income as of December 31, 2001 compared to an unrealized gain of $1.2 million at December 31, 2000, net of related taxes. Purchases exceeded maturities and sales over the full year and the total investment portfolio thus increased by $43.7 million from the end of 2000 to the end of 2001.

        Shown below is a summary maturity distribution of the investment portfolio, which is all classified as available for sale, by type and weighted taxable equivalent yield as of December 31, 2001. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturity information for Mortgage Backed securities shown below is based on contractual maturities.

(dollars in 000's)	One Year Or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years	Total
Maturity Distribution:
U.S. Treasury Securities	$29,970	$11,214	$—	$—	$41,184
U.S. Government Agencies	50,910	114,895	—	—	165,805
Mortgage Backed Securities	497	306	2,276	607	3,686
Municipal Bonds, Other	35,057	146,593	56,809	2,211	240,670

Total	$116,434	$273,008	$59,085	$2,818	$451,345

(dollars in 000's)	One Year Or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years	Total
Weighted Average Yield:
U.S. Treasury Securities	4.13%	2.90%	—	—	3.52%
U.S. Government Agencies	4.09%	4.95%	—	—	4.52%
Mortgage Backed Securities	6.86%	6.85%	6.80%	6.34%	6.72%
Municipal Bonds, Other	6.57%	6.30%	7.65%	6.09%	6.65%

Total	4.83%	7.40%	7.62%	6.15%	5.89%

Other Real Estate Owned ("OREO")

        The Company held no OREO at either December 31, 2001 or 2000. Moreover, the Bank did not need to liquidate any OREO holdings during the year. No OREO properties were acquired as a result of the merger with American Commercial Bank. Future OREO activity will depend, among other things, on how many borrowers the Bank may need to foreclose on, and the strength of the real estate market and general economic activity.

Goodwill and Other Intangibles

        Goodwill totaled $33.4 million at December 31, 2001 compared to $1.3 million one year earlier. The increase is a result of the acquisition of Americorp and its wholly owned subsidiary, American Commercial Bank of Ventura, which was completed on September 28, 2001.

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations accounted for by the purchase method completed after June 30, 2001. SFAS No. 141 requires all business combinations be accounted for using the purchase method. The Company adopted SFAS No. 141 during the third quarter of 2001, therefore, the merger was accounted for in accordance with SFAS No. 141.

        SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, rather goodwill will be subject to at least an annual assessment for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with a provision that states goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 should not be amortized. Accordingly, the goodwill generated through the merger will not be amortized. Management adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have a material impact on the Company's results of operations or financial condition. However, it should be noted that the results of annual assessments in future years could impact the Company's results of operations or financial condition if the goodwill is considered to be impaired.

        Other intangibles total $9.3 million at December 31, 2001 compared to $424 thousand one year earlier. Of the total intangibles at December 31, 2001, $8.6 million represents the core deposit intangible created upon the acquisition of American Commercial Bank. The core deposit intangible represents the fair value of long-term deposit relationships associated with the deposits acquired. The core deposit intangible ($8.9 million as of the acquisition date) is being amortized over its expected useful economic life (8.25 years). Other intangibles total $721 thousand at year-end and represent the amortized value of the Bank's originated mortgage servicing rights.

Deposits

        While the Bank is competitive with major institutions in terms of its structure of interest rates on deposit products offered, Management was not overly aggressive during 2001 in terms of pricing to attract additional deposits, a decision which reflects the Bank's strong liquidity at the present time.

        As discussed in the Income Statement Analysis, most of the Bank's deposit rates have fallen in concert with the general decline in rates. A comparison of the rates paid on the Bank's deposit products at December 31, 2001 and 2000 is as follows:

Selected Quoted Interest Rates	2001	2000	Change
Demand Deposits	0%	0%	0%
NOW Account
(50 & Better—over $10,000)	0.25%	0.50%	-0.25%
Money Market Deposits
(over $100,000)	1.21%	2.00%	-0.79%
Passbook Savings Account	1.00%	2.00%	-1.00%
Individual Retirement
Account (2 Year term)	3.00%	5.60%	-2.60%
Time Deposit
($100,000—6 month term)	2.00%	5.75%	-3.75%
Wall Street Journal Prime Rate	4.75%	9.50%	-4.75%

        Average deposits declined slightly for the period ending December 2000, reflecting the run-off in the latter part of 1999 and early 2000 of certain higher cost deposit balances acquired through the merger with City Commerce Bank. Average deposits grew dramatically in 2001 reflecting growth at Mid-State Bank & Trusts' existing offices and also the acquisition of American Commercial Bank, which had $254.0 million in deposits at the time of merger. Below is a summary of the average deposits outstanding and the average rate paid by category over the last three years.

(dollars in 000's)	Balance	2001 Interest	Rate	Balance	2000 Interest	Rate	Balance	1999 Interest	Rate
Interest Bearing Demand	$447,641	$3,829	0.83%	$423,694	$4,551	1.07%	$428,739	$5,133	1.20%
Savings Accounts	207,965	3,893	1.87%	192,699	4,923	2.55%	195,128	4,668	2.39%
Time Deposits	395,633	18,458	4.67%	337,605	17,650	5.23%	346,659	15,941	4.60%

Total Interest Bearing Deposits	1,051,239	26,180	2.45%	953,998	27,142	2.84%	970,526	25,742	2.65%
Non Interest Bearing Demand	300,017	—	—	251,828	—	—	249,814	—	—

Total Deposits	$1,351,256	$26,180	1.92%	$1,205,826	$27,124	2.25%	$1,220,340	$25,742	2.11%

        The majority of the Bank's time deposits (approximately 63%) have balances which are under $100,000 in size. While all time deposits are somewhat more rate sensitive than the Bank's other deposit categories, the smaller time deposit balances tend to be more stable and less sensitive to absolute rate levels than do time deposits of $100,000 or more. Approximately 89% of the Bank's time deposits mature within one year and would be subject to a change in rate at that time. The following table as of December 31, 2001, displays summary size and maturity information on the Bank's time deposits.

(dollars in 000's)

Balance by Size	Three Months or Less	After Three Months to Six Months	After Six Months to One Year	After One Year	Total
Under $100,000	$108,697	$80,497	$55,504	$35,969	$280,667
$100,000 or More	86,407	46,335	22,797	11,417	166,956

Total Time Deposits	$195,104	$126,832	$78,301	$47,386	$447,623

Other Borrowings

        While not a significant component of the Bank's structure, other borrowings decreased from $30.2 million, at the end of 2000 to $17.7 million at the end of 2001. These consist primarily of borrowings under the U.S. Treasury Tax and Loan note account, federal funds purchased, securities sold under agreements to repurchase and mortgages payable. The Bank had outstanding borrowings of $17.6 million and $4.0 million at December 31, 2001 and 2000, respectively, under the US Treasury Tax and Loan note account program. No federal funds were purchased at December 31, 2001, compared to $26.0 million purchased at December 31, 2000. No securities sold under agreement to repurchase were made at year-end 2001, while $125 thousand was borrowed at December 31, 2000. Mortgages payable were $104 thousand and $135 thousand at year-end 2001 and 2000, respectively.

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

        The Leverage Ratio calculation simply divides common stockholders' equity (reduced by goodwill and certain other intangibles that a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank. Risk-weighted assets are determined by segregating all the assets and off-balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the allowance for loan losses, long-term capital debt, preferred stock and other instruments. Summarized below are the capital ratios at December 31, 2001 and 2000, for both Mid-State

Bancshares and Mid-State Bank & Trust. Additionally, the standards for a well-capitalized institution, as defined by the federal banking agencies, are displayed.

			Mid-State Bancshares		Mid-State Bank & Trust
	Minimum Regulatory Standard	Well-Capitalized Regulatory Standard
			2001	2000	2001	2000
Leverage Ratio	4.0%	5.0%	10.2%	12.3%	10.0%	12.1%
Tier One
Risk Based
Capital Ratio	4.0%	6.0%	13.8%	15.5%	13.5%	15.3%
Total Risk
Based
Capital Ratio	8.0%	10.0%	15.0%	16.7%	14.8%	16.5%

        While it is the intent of management to continue to maintain strong capital ratios, the Board of Directors has initiated a stock repurchase program and increased the quarterly dividend payments in an effort to reduce its capital ratios somewhat. Moreover, by having part of the Americorp acquisition of 2001 paid for in cash, Management was able to reduce the Leverage Ratio approximately 2.1% from its level one year earlier.

        Without deducting for goodwill and other intangibles from equity, two other commonly followed ratios related to capital have trended as follows over the past three years.

	2001	2000	1999
Dividend Payout Ratio	30.3%	27.6%	25.3%
Average Common Equity to Average Assets	12.5%	12.0%	11.1%

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

        The Bank has adequate liquidity at the present time. Its loan to deposit ratio at year-end was 72.6% versus 74.7% one year earlier. The Bank normally strives for a loan to deposit ratio in the 65% to 75% range. The Bank's internally calculated liquidity ratio stands at 34.1% at December 31, 2001, which is above its minimum policy of 15%.

        The Bank strives to make high quality loans to optimize earnings while still maintaining adequate liquidity. Management's ability to maintain its loan portfolio in the desired target range will be partly dependent on the strength of the local economy.

Off Balance Sheet and Other Related Party Transactions

        As noted in Footnote 12 to the financial statements, the Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $31.8 million at December 31, 2001, down from $33.2 million one year earlier. Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $368.5 million, which was up from the $359.5 million outstanding one year earlier.

        There are no Special Purpose Entity ("SPE") trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments.

        As noted in Footnote 5 to the financial statements, the Company does make loans to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms. These loans totaled $14.3 million at the end of 2001 compared to $15.9 million one year earlier.

INCOME STATEMENT ANALYSIS

Net Interest Income and Interest Rate Risk

        Net Interest Income is the difference between interest and fees earned on all earning assets and interest paid on interest bearing liabilities. Net Interest Income for 2001 was $83.4 million, up from $82.4 million recorded in 2000 and $73.6 million in 1999. The components of net interest income change in response to both changes in rate, average balance and mix of both earning assets and liabilities. The following tables present an analysis of yields/rates, interest income and expense, and average balances for 2001, 2000, and 1999.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

							2001 Compared to 2000 Composition of Change
	2001			2000
							Change Due To:
(dollars in 000's)	Average Balance	Interest Income/ Expense	Average Yield / Rate	Average Balance	Interest Income/ Expense	Average Yield / Rate			Total Change
							Volume	Rate
EARNING ASSETS:
Loans	$999,501	$92,148	9.22%	$847,797	$85,685	10.11%	$14,659	$(8,196)	$6,463
Investment Securities	385,215	19,884	5.16%	406,795	22,800	5.60%	(1,162)	(1,754)	(2,916)
Fed Funds, Other	59,915	1,970	3.29%	24,527	1,482	6.04%	1,651	(1,163)	488

TOTAL EARNING ASSETS	$1,444,631	$114,002	7.89%	$1,279,119	$109,967	8.60%	$15,148	$(11,113)	$4,035

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	$655,606	$7,721	1.15%	$616,393	$9,474	1.54%	$733	$(2,486)	$(1,753)
Time Deposits	395,633	18,459	4.67%	337,605	17,650	5.23%	2,871	(2,062)	809

Interest Bearing Deposits	1,051,239	26,180	2.45%	953,998	27,124	2.84%	3,604	(4,548)	(944)
Other Borrowings	6,733	300	4.46%	8,063	475	5.89%	(69)	(106)	(175)

TOTAL INTEREST BEARING LIABILITIES	1,059,972	26,480	2.47%	962,061	27,599	2.87%	3,535	(4,654)	(1,119)

NET INTEREST INCOME	$1,444,631	$87,522	6.06%	$1,279,119	$82,368	6.44%	$11,613	$(6,459)	$5,154

							2000 Compared to 1999 Composition of Change
	2000			1999
							Change Due To:
(dollars in 000's)	Average Balance	Interest Income/ Expense	Average Yield / Rate	Average Balance	Interest Income/ Expense	Average Yield / Rate			Total Change
							Volume	Rate
EARNING ASSETS:
Loans	$847,797	$85,685	10.11%	$685,566	$67,372	9.83%	$16,170	$2,143	$18,313
Investment Securities	406,795	22,800	5.60%	534,666	29,899	5.59%	(7,159)	60	(7,099)
Fed Funds, Other	24,527	1,482	6.04%	49,424	2,356	4.77%	(1,346)	472	(874)

TOTAL EARNING ASSETS	$1,279,119	$109,967	8.60%	$1,269,656	$99,627	7.85%	$7,665	$2,675	$10,340

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	$616,393	$9,474	1.54%	$623,867	$9,801	1.57%	$(116)	$(211)	$(327)
Time Deposits	337,605	17,650	5.23%	346,657	15,941	4.60%	(445)	2,154	1,709

Interest Bearing Deposits	953,998	27,124	2.84%	970,526	25,742	2.65%	(561)	1,943	1,382
Other Borrowings	8,063	475	5.89%	6,235	329	5.28%	102	44	146

TOTAL INTEREST BEARING LIABILITIES	962,061	27,599	2.87%	976,761	26,071	2.67%	(459)	1,987	1,528

NET INTEREST INCOME	$1,279,119	$82,368	6.44%	$1,269,656	$73,556	5.79%	$8,124	$688	$8,812

        During 2001 there was a $4.0 million increase in interest income along with a decrease of $1.1 million in interest expense compared to 2000. The resulting $5.1 million increase in net interest income for 2001 is a result of a number of dynamics affecting both average balance and interest rate considerations. First, the Company experienced an increase in its average earning assets outstanding of $165.5 million. The increase was primarily attributable to the net increase in average loans, which were up by $151.7 million, while investments decreased by $21.6 million and average federal funds sold increased by $35.4 million. Second, while the Company's interest bearing liabilities increased by $111.3 million, earning assets increased by a larger $165.5 million. Third, interest rates were considerably lower in 2001 compared to 2000. Fourth, there was a recovery of interest totaling $2.8 million in 2001 on a loan previously charged-off representing prior years interest which was recognized into interest income and unrelated to either volume or rate considerations.

        In 2000, there was a $10.3 million increase in interest income along with an increase of $1.5 million in interest expense compared to 1999. The resulting $8.8 million increase in net interest income for 2000 is a result of similar, yet slightly different dynamics. First, the Company experienced an increase in its average earning assets outstanding of $9.5 million. The increase in interest income was primarily attributable to the net increase in average loans, which were up by $162.2 million, while investments decreased by $127.9 million and federal funds sold decreased by $24.9 million. Second, the Company's interest bearing liabilities decreased by $14.7 million while earning assets increased by the $17.4 million. Third, interest rates were higher in 2000 compared to 1999, having a relatively larger positive impact on interest income than the impact the rates had on the Company's cost of funds.

        The Bank expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges. A recent review as of the end of 2001 of the potential changes in the Bank's net interest income over a 12 month time horizon showed that it could fluctuate under very extreme alternative rate scenarios from between +3.6% and -6.1% of the base case (rates unchanged) of $97.4 million. The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

        The following table presents a summary of the Bank's net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant	-6.1%
(Prime down to 1.75% over 12 months)
Rates Down Significant	-3.1%
(Prime down to 2.75% over 12 months)
Rates Down Modestly	-1.3%
(Prime down to 3.75% over 12 months)
Base Case—Rates Unchanged	—
(Prime unchanged at 4.75% over 12 months)
Rates Up Modestly	+1.8%
(Prime up to 5.75% over 12 months)
Rates Up Aggressive	+3.6%
(Prime up to 7.00% over 12 months)
Rates Up Very Aggressive	+2.2%
(Prime up to 8.00% over 12 months)

        Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $769.2 million) interest is based on rates set at the discretion of management ranging from 0.25% to 1.21%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

        It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management's responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Bank's net interest income. Therefore the results of this analysis should not be relied upon as indicative of actual future results. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.77% to a high of 6.44% (not taxable equivalent). The Bank's net interest margin in 2001 of 6.06% is in the middle of this range by historical standards, coming off the higher levels experienced in recent years. This is a result of both the lower level of interest rates and the change in mix of earning assets (the Bank now has a larger portion in loans vis-i-vis investment securities). The net interest margin under the alternative scenarios ranges from 5.25% to 5.79%. Management feels this range of scenarios, while low by historical standards, is consistent with current experience and interest rate levels, but no assurances can be given that actual future experience will fall within this range.

        The Bank's exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil. The Bank does not own any instruments within these markets.

Provision for Loan Losses

        The Company made contributions to the allowance for loan losses of $4.1 million, $700 thousand and $50 thousand in 2001, 2000 and 1999, respectively. This reflects management's assessment of the level of inherent losses identified in the portfolio which has been supplemented by recoveries of loans previously charged off, amounting to $0.7 million, $0.7 million and $1.1 million, in 2001, 2000 and 1999, respectively. During the 3rd quarter of 2001, the effects of an economic slow-down prompted Management to re-evaluate the allowance for loan losses. Accordingly, Management recommended and the Board of Directors authorized an additional $2.9 million provision for loans losses. The need for additional provision for loan losses in 2002 will be dependent upon Management's on-going analysis of the adequacy of the allowance for loan losses. While Management believes it to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

Non-Interest Income

        Non-Interest Income for 2001 totaled $23.3 million compared to $17.8 million in 2000 and $17.5 million in 1999. Service charges on deposit accounts increased $1.2 million to $8.1 million in 2001 versus 2000. This followed an increase of $141 thousand in 2000 over 1999. The increase in 2001 over 2000 was mostly related to increases in service charge rates, coupled with an increase in the number of deposits accounts acquired in the American Commercial Bank merger. Commissions, fees and other service charges increased by $1.9 million in 2001 over 2000 after a $1.5 million increase in 2000. The majority of the increase in 2001 was primarily related to fee income from its Mortgage Banking activities of $1.5 million. In addition, approximately $374 thousand of the increase in 2001 was related to the Bank's Mastercard merchant fees. The balance is related to modest increases across several other fee areas. Earnings from investments in real estate were zero in 2001 down from $331 thousand in 2000 and $830 thousand in 1999. These declines reflect the continuing divestiture of Mid-Coast Land Company. All other sources of income increased to $4.5 million in 2001, after reaching $1.4 million in 2000 and $2.4 million in 1999. The increase in 2001 is mostly attributed to the gain on the sale of the Bank's credit card portfolio in the amount of $1.7 million.

        Management's expectation for 2002 is that most categories of non-interest income will increase. 2001 results reflected three months of activity from the newly acquired American Commercial Bank's assets and liabilities, whereas in 2002, Mid-State will benefit from their inclusion for the full year.

Non-Interest Expense

        Total non-interest expense for 2001 was $64.7 million, which was up from $58.0 million in 2000 and $57.5 million in 1999. Non-interest expense increased primarily due to an increase in salaries and benefits of approximately $638 thousand, an increase in occupancy expense of $868 thousand, donation of property charged to expense related to obtaining a State Natural Heritage Tax Credit of $1.7 million, increases in advertising and stationery and supplies expenditures principally related to the Bank's name change of $549 thousand, increases in merchant Mastercard processing charges of $765 thousand, outsourcing charges for the Company's internal audit function of $447 thousand, and an operating loss of $211 thousand.

        Salaries and employee benefits increased by $638 thousand in 2001 over 2000 after having increased by $3.0 million in 2000 over 1999. The increase in 2001 over 2000 related to an increase in salaries of approximately $2.1 million and a decrease in employee benefits costs of $1.5 million. The increase in 2000 over 1999 related to increases in profit sharing, deferred compensation for executive officers and increases in bonuses paid which were related to the strong performance of the Company in 2000. Management's expectation for 2002 is that salaries and benefits will increase due to the additional staff as a result of the merger.

        Occupancy expense has increased during this period by $868 thousand to $9.3 million in 2001 compared to $8.4 million in 2000 and $8.4 million in 1999. Rental payments on leased buildings and capital expenditures for computer equipment, ATM's and new signage due to the Bank's name change and the merger with American Commercial Bank resulted in the increase in occupancy expense. The new equipment and signage was placed into service in the middle of the year and occupancy expense increased as these items are depreciated over useful lives of between 5 and 7 years. No major expenditures are planned for 2002. Management's expectation for 2002 is that occupancy expense will increase due to of the additional locations acquired as a result of the merger—2001 results reflected three months of the new locations in Ventura, whereas in 2002, Mid-State will be impacted from their inclusion for the full year.

        Merchant processing charges have increased steadily over the three year period reflecting increased volume and customers. These charges amounted to $5.6 million in 2001, $4.9 million in 2000, and $3.9 million in 1999. Management's expectation for 2002 is that merchant processing expense will increase due to the additional activity as a result of the merger—2001 results reflected three months of the new activity in Ventura, whereas in 2002, Mid-State will be impacted from their inclusion for the full year.

        Other operating expenses increase in 2001 to $16.1 million compared to $11.9 million in 2000 and $12.3 million in 1999. These increases occurred in areas such as advertising, amortization of intangible assets, general insurance, professional services, stationery and supplies. Management's expectation for 2002 is that these categories will increase due to the additional activity as a result of the merger—2001 results reflected three months of the new activity in Ventura, whereas in 2002, Mid-State will be impacted from their inclusion for the full year.

Taxes

        As described in Footnote No. 10 to the financial statements, the Company has deferred tax assets primarily related to the timing difference associated with charge-offs and provisions for losses on certain loans and with the timing difference on deferred compensation.

SUBSIDIARY ACTIVITY

Mid-Coast Land Company

        Investments in real estate shown on the Consolidated Statement of Financial Position principally represent the assets of the Bank's real estate development subsidiary, Mid-Coast Land Company. Footnote No. 7 to the accompanying financial statements provides additional information about this wholly owned subsidiary. Mid-Coast Land Company recorded earnings during 2001 of $315 thousand compared to earnings during 2000 of $280 thousand and $349 thousand in 1999. The gain in 2000 and 2001 was related to certain parcels sold on its San Luis Bay Estates project.

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

        Earnings for MSB Properties have remained relatively unchanged over the years with net earnings after-tax of $1.7 million, $1.4 million, and $1.5 million, in 2001, 2000 and 1999, respectively. Leases are written with market terms and at market rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as, disclosures included elsewhere in this Form 10-K, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of the more significant accounting policies of the Company can be found in Footnote One to the financial statements which is included in Item 8 of this Report. Additionally, because it involves some of the more significant judgments and estimates used in preparation of the consolidated financial statements, the reader's attention is directed to the earlier section on page 32 addressing the allowance for loan losses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Public Accountants

To the Shareholders and Board of Directors of Mid-State Bancshares:

        We have audited the accompanying consolidated statements of financial position of Mid-State Bancshares and Subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in capital accounts and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mid-State Bancshares and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP ARTHUR ANDERSEN LLP

Orange County, California January 22, 2002

Consolidated Statements of Financial Position
(amounts in 000's except share amounts)

	December 31,
	2001	2000
Assets
CASH AND DUE FROM BANKS	$102,970	$88,988
FEDERAL FUNDS SOLD	73,000	—
SECURITIES, net:
Securities available for sale	451,345	381,822
Securities held to maturity (market value of $0 and $25,845, respectively)	—	25,640

Total Securities	451,345	407,462

LOANS, net	1,129,044	906,687
PREMISES AND EQUIPMENT, net	25,851	28,003
ACCRUED INTEREST RECEIVABLE	11,060	11,753
INVESTMENTS IN REAL ESTATE, net	233	228
GOODWILL	33,448	1,347
OTHER INTANGIBLES	9,294	424
OTHER ASSETS	15,833	10,986

TOTAL ASSETS	$1,852,078	$1,455,878

Liabilities
DEPOSITS:
Demand deposits	$367,370	$275,624
Savings, money market and NOW accounts	769,173	606,857
Time deposits—$100,000 or more	166,956	120,370
Time deposits—Under $100,000	280,667	228,311

Total Deposits	1,584,166	1,231,162

OTHER BORROWINGS	17,714	30,240
ACCRUED INTEREST PAYABLE & OTHER LIABILITIES	15,647	17,334

TOTAL LIABILITIES	1,617,527	1,278,736

Commitments and Contingencies (Note 12)
Capital Accounts
CAPITAL STOCK, NO PAR VALUE:
Authorized—100,000,000 shares Outstanding—24,088,633 shares in 2001 and 22,018,582 in 2000	84,872	51,772
UNDIVIDED PROFITS	143,257	124,163
ACCUMULATED OTHER COMPREHENSIVE INCOME NET OF TAXES	6,422	1,207

TOTAL CAPITAL ACCOUNTS	234,551	177,142

TOTAL LIABILITIES & CAPITAL ACCOUNTS	$1,852,078	$1,455,878

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Income
(amounts in 000's except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Interest Income:
Interest and fees on loans and leases	$92,148	$85,685	$67,372
Interest on securities:
U.S. Treasury securities	1,737	4,515	9,797
U.S. Government agencies and corporations	5,857	5,870	7,514
Obligations of states and political subdivisions, other	12,290	12,415	12,588
Interest on federal funds sold	1,970	1,482	2,356

TOTAL INTEREST INCOME	114,002	109,967	99,627

Interest Expense:
Interest on deposits	26,180	27,124	25,742
Interest on mortgages payable, other	300	475	329

TOTAL INTEREST EXPENSE	26,480	27,599	26,071

Net Interest Income	87,522	82,368	73,556
Provision for loan losses	4,100	700	50

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	83,422	81,668	73,506

Other Income:
Service charges on deposit accounts	8,122	6,939	6,798
Commissions, fees and other service charges	10,734	8,880	7,412
Investments in real estate	—	331	830
Reversal of reserve for losses on investments in real estate	—	262	—
Gains (losses) on sale of securities	56	(7)	(5)
Other income	4,342	1,400	2,430

TOTAL OTHER INCOME	23,254	17,805	17,465

Other Expenses:
Salaries & employee benefits	33,417	32,779	29,827
Occupancy expenses	9,304	8,436	8,495
Merger related charges	300	—	2,930
Merchant processing fees	5,632	4,867	3,939
Other operating expenses	16,091	11,900	12,297

TOTAL OTHER EXPENSES	64,744	57,982	57,488

Income before taxes	41,932	41,491	33,483
Tax expense	14,530	14,142	11,430

NET INCOME	$27,402	$27,349	$22,053

Earnings per share:
—Basic	$1.22	$1.23	$.98
—Diluted	$1.18	$1.20	$.97

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Comprehensive Income
(amounts in 000's)

	Year Ended December 31,
	2001	2000	1999
NET INCOME	$27,402	$27,349	$22,053
Other Comprehensive Income (Loss) Before Taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during year	8,747	8,183	(13,489)
Reclassification adjustment for (gains) losses included in net income	(56)	7	5

Other comprehensive income (loss), before tax	8,691	8,190	(13,484)
Income tax expense (benefit) related to items in comprehensive income	3,476	3,276	(5,394)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	5,215	4,914	(8,090)

COMPREHENSIVE INCOME	$32,617	$32,263	$13,963

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Changes in Capital Accounts
(amounts in 000's except share amounts)

	Number of Shares	Capital Stock	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 1998	22,411,274	$58,821	$87,887	$4,383	$151,091
Cash dividend	—	—	(5,583)	—	(5,583)
Exercise of stock options	201,620	1,349	—	—	1,349
Net income	—	—	22,053	—	22,053
Change in net unrealized gain (loss) on available for sale securities	—	—	—	(8,090)	(8,090)
Stock repurchased	(39,008)	(489)	—	—	(489)

BALANCE, December 31, 1999	22,573,886	59,681	104,357	(3,707)	160,331
Cash dividend	—	—	(7,543)	—	(7,543)
Exercise of stock options	46,008	345	—	—	345
Net income	—	—	27,349	—	27,349
Change in net unrealized gain (loss) on available for sale securities	—	—	—	4,914	4,914
Stock repurchased	(601,312)	(8,254)	—	—	(8,254)

BALANCE, December 31, 2000	22,018,582	51,772	124,163	1,207	177,142
Cash dividend	—	—	(8,308)	—	(8,308)
Exercise of stock options	73,446	714	—	—	714
Shares issued in connection with merger	2,450,731	39,178	—	—	39,178
Fair market value of stock options issued in connection with merger	—	722	—	—	722
Net income	—	—	27,402	—	27,402
Change in net unrealized gain (loss) on available for sale securities	—	—	—	5,215	5,215
Stock repurchased	(454,126)	(7,514)	—	—	(7,514)

BALANCE, December 31, 2001	24,088,633	$84,872	$143,257	$6,422	$234,551

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows
(amounts in 000's)

	Year Ended December 31,
	2001	2000	1999
Operating Activities:
Net Income	$27,402	$27,349	$22,053
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	4,396	3,869	3,926
Amortization of investment security premiums, net	1,533	1,256	2,663
Amortization of deferred loan fees	(348)	214	(54)
Merger related losses on sale of bank premises and equipment	—	—	2,371
(Gain) loss on sale of investments	(56)	7	5
Provision for losses on investments in real estate	—	(262)	—
Provision for credit losses	4,100	700	50
Net gain on sales of other real estate owned	—	(118)	(125)
Deferred tax (benefit) charge	1,389	(497)	1,960
(Increase) decrease in other intangibles	(297)	42	(69)
(Increase) decrease in accrued interest and other assets	(1,159)	2,553	(1,790)
(Decrease) increase in accrued interest payable and other liabilities	(2,103)	6,258	370

Net cash provided by operating activities	34,857	41,371	31,360

Investing Activities:
Proceeds from sales and maturities of securities	137,709	143,191	248,548
Purchases of securities	(159,772)	(78,438)	(203,817)
Proceeds from sales of other real estate owned	—	1,125	444
Net increase in loans	(41,540)	(152,899)	(94,282)
Receipts from real estate investments, net of advances	(5)	1,551	5,903
Cash acquired in acquisition, net of cash used	45,222	—	—
Purchases of premises and equipment	(876)	(3,593)	(2,625)
Proceeds from sales of premises and equipment	15	961	67

Net cash used in investing activities	(19,247)	(88,102)	(45,762)

Financing Activities:
Net increase (decrease) in deposits	99,006	62,708	(56,025)
Net (decrease) increase in other borrowings	(12,526)	14,883	12,308
Cash dividend paid	(8,308)	(7,543)	(5,583)
Proceeds from exercise of stock options	714	345	1,349
Purchase of bank stock for retirement	(7,514)	(8,254)	(489)

Net cash provided by (used in) financing activities	71,372	62,139	(48,440)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	86,982	15,408	(62,842)
CASH AND CASH EQUIVALENTS, beginning of year	88,988	73,580	136,422

CASH AND CASH EQUIVALENTS, end of year	$175,970	$88,988	$73,580

Supplemental disclosure of cash flow information Cash paid during the year for:
Interest (net of amounts capitalized)	$26,724	$27,542	$25,698
Taxes on income, net	12,925	14,850	10,710
Transfers from loans to other real estate owned	—	1,007	—
ACQUISITIONS
Fair value of tangible assets acquired	$285,935	$—	$—
Fair value of core deposit intangible acquired	8,869
Goodwill created in acquisition	32,232	—	—
Liabilities assumed	(255,536)	—	—

Acquisition price	71,500	—	—
Less:
Common stock issued	(39,900)	—	—
Amounts payable to Americorp shareholders and other accruals	(416)	—	—

Cash paid	(31,184)		—
Cash acquired	76,406	—	—

Cash acquired, net of cash paid	$45,222	$—	$—

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements
December 31, 2001

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

        Consolidation:    The consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary, Mid-State Bank & Trust, (the "Bank") which includes Mid-State Bank's wholly owned subsidiaries, Mid-Coast Land Company and MSB Properties. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

        Securities:    Securities for which the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity securities. Securities which are purchased principally for the purpose of selling them in the near term for a gain are classified as trading securities. Securities not classified as held-to-maturity or trading are classified as available for sale. The Company holds no securities that should be classified as trading securities. Securities classified as available for sale are reported on the consolidated statements of financial position as of December 31, 2001 and 2000, at their market value. The net unrealized gains or losses for these securities are reported, net of related taxes, in the statements of comprehensive income for the years ended December 31, 2001, 2000 and 1999 and as a separate component of the capital accounts for the years ended December 31, 2001 and 2000. Securities classified as held-to-maturity are reported on the consolidated statements of financial position as of December 31, 2000 at their amortized cost basis.

        On January 1, 2001, the remaining Held-to-Maturity portion of the Investment Securities Portfolio was transferred to the Available for Sale portion of the Investment Securities Portfolio. Ordinarily such transfers are prohibited, however, concurrent with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," a one time reclassification was permitted. Additionally, in connection with the merger with Americorp (see Note 2 below), Mid-State Bancshares' classified approximately $3.7 million of securities as Available for Sale which were previously categorized as Held to Maturity on Americorp's Statement of Financial Position. This action was taken in conformance with Mid-State Bancshares' overall asset/liability and investment management policy and is permitted under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

        Recent Accounting Pronouncements:    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS NO. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for in income depending on the purpose of the derivative and whether or not it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133, which was amended by SFAS No. 137 and SFAS No. 138, is effective in fiscal years beginning after June 15, 2000. Management adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Bank's results of operations or financial condition, other than the transfer of the remaining Held-To-Maturity portion of the Investment Securities Portfolio to the Available for Sale portion of the Investment Securities Portfolio.

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions. The disclosures discussed in paragraphs 15 and 17 of SFAS No. 140 are effective as of December 31, 2000. These disclosures were not material to the Bank's financial statements. The other provisions of SFAS No. 140 were effective April 1, 2001. Management adopted the remaining provisions of SFAS No. 140 and they did not have a material impact on the Bank's results of operations or financial condition.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations accounted for by the purchase method completed after June 30, 2001. SFAS No. 141 requires all business combinations be accounted for using the purchase method. The Bank adopted SFAS No. 141 during the third quarter of 2001, and the merger with Americorp, which is discussed in Note 2, is accounted for in accordance with SFAS No. 141.

        SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, rather goodwill will be subject to at least an annual assessment for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with a provision that states goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 should not be amortized. Accordingly, the goodwill generated through the merger with Americorp, which is discussed in Note 2, will not be amortized. Management adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have a material impact on the Company's results of operations or financial condition, other than increasing net income by $2.3 million for the year ending December 31, 2002, assuming that goodwill would have been amortized over a useful life of 15 years. However, it should be noted that the results of annual assessments in future years could impact the Company's results of operations or financial condition if goodwill is considered to be impaired.

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

        In December 2001, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) that Lend to or Finance the Activities of Others." It addresses financial accounting and reporting for any entity that lends to or finances the activities of others. SOP No. 01-6 is effective for fiscal years beginning after December 15, 2001. Management believes that the adoption of SOP No. 01-6 will not have a material impact on the Bank's results of operations or financial condition.

        RECLASSIFICATIONS:    Certain items in the consolidated financial statements for 2000 and 1999 were reclassified to conform to the 2001 presentation.

2.    Mergers

City Commerce Bank

        The Company signed a definitive agreement to merge with City Commerce Bank on April 19, 1999, subject to the approval of banking regulators and City Commerce Bank shareholders. The merger became effective at close of business on August 31, 1999. The agreement provided for the exchange of common stock at an exchange ratio of .6775 shares of Mid-State Bancshares common stock for each share of City Commerce common stock, based on the price of Mid-State Bancshares stock preceding the effective date of the transaction. The merger was structured to be tax-free, and was accounted for as a pooling of interests. As a result of this accounting treatment, all financial statements presented, including prior periods, are combined and restated as if the two banks were historically one unit.

Americorp

        On September 28, 2001, Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust acquired 100 percent of the outstanding common stock of Americorp. The results of Americorp's operations have been included in the consolidated financial statements since that date. Americorp was the holding company of American Commercial Bank. American Commercial Bank was a community bank that serves Ventura County. The merger gives Mid-State Bank & Trust five new offices in Ventura County.

        The aggregate purchase price was $71.5 million, including $31.6 million in cash paid to Americorp shareholders and for other merger related expenses along with $39.9 million in Mid-State Bancshares' common stock and common stock options issued. The value of the 2.45 million shares issued was determined based on the average closing market price of Mid-State Bancshares' common stock over the twenty consecutive trading days that Mid-State Bancshares' stock traded ending September 21, 2001. The average price of Mid-State Bancshares' stock over that period was $15.9853. The merger was accounted for utilizing the purchase method of accounting.

        A pro forma summary of revenue, net income and earnings per share as if the merger was in effect at the beginning of the periods presented below. This summary specifically excludes any expense savings achieved as a result of the merger. Adjustments have been made to reflect the amortization of the core deposit intangible and the loss of interest on cash utilized to complete the merger. These results are not included in the financial statements included herein. Figures are in thousands (unaudited).

	For the Years Ended December 31,
	2001	2000	1999
Pro Forma Interest and Non Interest Income:
Combined Mid-State Bancshares and Americorp	$154,174	$152,122	$138,811
Pro Forma Net Income:
Combined Mid-State Bancshares and Americorp	$26,312	$29,247	$23,843
Pro Forma Earnings Per Share—Basic	$1.08	$1.18	$0.96
Pro Forma Earnings Per Share—Diluted	$1.05	$1.16	$0.94

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, September 28, 2001 (in 000's).

Cash and Due From Banks	$24,406
Federal Funds Sold	52,000
Securities, net	14,606
Loans, Net	184,579
Goodwill (A)	32,232
Other Intangibles (B)	8,870
Deferred Tax Asset	3,641
Other Assets	6,702

Total Assets Acquired	327,036

Total Deposits	(253,998)
Other Liabilities	(1,538)

Total Liabilities Assumed	(255,536)

Net Assets Acquired	$71,500

(A)
Goodwill is completely attributable to the Community Banking segment of the Company and is not expected to be deductible for tax purposes.

(B)
The entire amount displayed is attributable to a Core Deposit Intangible which is being amortized over its expected useful life of 8.25 years.

3.    Cash Reserves

        The average reserve balances required to be maintained by the Federal Reserve Bank were approximately $36.3 million and $24.5 million at December 31, 2001 and 2000, respectively.

4.    Securities

        A summary of investment securities owned is as follows:

December 31, 2001

(amounts in 000's) Securities Available For Sale	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$40,777	$399	$—	$41,176
Securities of U.S. government agencies and corporations	161,612	4,253	(83)	165,782
Mortgage backed securities	3,296	389	—	3,685
Obligations of states and political subdivisions	220,672	5,067	(282)	225,457
Other investments	14,285	996	(36)	15,245

TOTAL	$440,642	$11,104	$(401)	$451,345

December 31, 2000

(amounts in 000's) Securities Available For Sale	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$51,928	$211	$(7)	$52,132
Securities of U.S. government agencies and corporations	85,304	857	(623)	85,538
Mortgage backed securities	4,057	5	(8)	4,054
Obligations of states and political subdivisions	231,871	2,067	(525)	233,413
Other investments	6,650	57	(22)	6,685

TOTAL	$379,810	$3,197	$(1,185)	$381,822

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities of U.S. government
agencies and corporations	$2,500	$6	$—	$2,506
Mortgage backed securities	339	—	—	339
Obligations of states and political subdivisions	21,801	199	—	22,000
Other investments	1,000	—	—	1,000

TOTAL	$25,640	$205	$—	$25,845

        Securities having an amortized cost of $85,567,000 and $73,302,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes as required by law.

        Proceeds from calls, partial pay-downs and/or sales of securities during 2001 were $139,561,000. Gross gains of $155,000 and gross losses of $99,000 were realized on that activity. On December 8, 2000, the Company sold, at book value, a held-to-maturity security for proceeds of $1,000,000. The sale represented a change in management's intent to hold this security to maturity resulting from a significant deterioration in the credit rating of the issue to a non-investment grade status. This action was taken in conformance with Mid-State Bancshares' overall asset/liability and investment management policy and is permitted under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        The amortized cost and market value of securities at December 31, 2001 and 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in 000's)

	Available For Sale		Held-to-Maturity
December 31, 2001	Cost Basis	Market Value	Amortized Cost	Market Value
Due in one year or less	$114,992	$116,434	$—	$—
Due after one year to five years	266,021	273,008	—	—
Due after five years to ten years	56,818	59,085	—	—
Due after ten years	2,811	2,818	—	—

Total	$440,642	$451,345	$—	$—

	Available For Sale		Held-to-Maturity
December 31, 2000	Cost Basis	Market Value	Amortized Cost	Market Value
Due in one year or less	$111,809	$112,029	$6,265	$6,276
Due after one year to five years	197,577	196,743	15,372	15,512
Due after five years to ten years	68,347	70,918	4,003	4,057
Due after ten years	2,078	2,132	—	—

Total	$379,811	$381,822	$25,640	$25,845

5.    Loans and Allowance for Loan Losses

The loan portfolio consists of the following:

	December 31,
(dollars in 000's)
	2001	2000
Construction and development loans	$217,241	$168,721
Real estate loans	541,187	447,464
Home equity credit lines	68,541	55,619
Installment loans	35,294	31,001
Credit cards and related items	3,881	9,254
Agricultural production	34,235	28,802
Commercial, other	252,871	182,338

	1,153,250	923,199

Less allowance for loan losses	(20,659)	(13,280)
Less deferred loan fees, net	(3,546)	(3,232)

TOTAL LOAN PORTFOLIO	$1,129,044	$906,687

        At December 31, 2001, $826,969,000 of the Bank's portfolio was collateralized by various forms of real estate. The Company attempts to reduce its concentration of credit risk by making loans, which are diversified by project type and geographic locations throughout the Central Coast of California. While management of the Company believes that the collateral presently securing this portfolio is adequate, there can be no assurances that a deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

        Loans on non-accrual status totaled $2,986,000 and $4,510,000 at December 31, 2001 and 2000, respectively. If interest income on non-accrual loans had been recorded as originally scheduled, approximately $397,000, $416,000, and $231,000 of additional interest income would have been recorded for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, interest income which was recognized for loans on non-accrual totaled $135,000, $220,000, and $243,000, for 2001, 2000, and 1999, respectively.

        A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on non-accrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest from other loans in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired. Certain impaired loans are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as non-accrual and $361,000, $10,000 and $620,000 in interest was recognized from these loans during 2001, 2000 and 1999, respectively.

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

	December 31,
(dollars in 000's)
	2001	2000
Loans identified as impaired at year end	$6,159	$4,656
Impaired loans for which a valuation allowance has been determined	3,080	1,048
Impaired loans for which no valuation allowance was determined necessary	3,079	3,608
Amount of valuation allowance	1,148	556

        The average amount of the recorded investment in impaired loans during the year ended December 31, 2001, 2000 and 1999 was approximately $8,579,000, $6,148,000 and $6,621,000, respectively.

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

        The allowance for loan losses is netted against loans on the Statements of Financial Position for December 31, 2001 and 2000. A summary of the changes in the allowance account is as follows:

	December 31,
(dollars in 000's)
	2001	2000	1999
Balance at beginning of year	$13,280	$13,105	$14,441
Additions to the allowance charged to expense	4,100	700	50
Loans charged off	(2,914)	(1,192)	(2,522)
Recoveries of loans previously
charged off	729	667	1,136
Adjustment—Acquired through Merger	5,464	—	—

BALANCE AT END OF YEAR	$20,659	$13,280	$13,105

        The increase in provision in 2001 is primarily a result of the increased uncertainty concerning economic conditions.

        An analysis of loans to directors and officers is as follows:

	December 31,
(dollars in 000's)
	2001	2000
Balance, at beginning of year	$15,858	$14,815
Additional loans made	1,193	4,317
Payments received	(2,760)	(3,274)

BALANCE AT END OF YEAR	$14,291	$15,858

        These loans were made in the ordinary course of the Bank's business and, in management's opinion, were made at prevailing rates and terms.

6.    Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
(dollars in 000's)
	2001	2000
Land	$7,171	$8,482
Buildings	26,574	24,822
Furniture and equipment	21,360	17,517
Construction in progress	612	1,330

	55,717	52,151
Less—Accumulated depreciation and amortization	(29,866)	(24,148)

TOTAL PREMISES AND EQUIPMENT	$25,851	$28,003

        Depreciation and amortization included in occupancy expenses was $3,968,000, $3,869,000, and $3,926,000 2001, 2000 and 1999, respectively, based on the following estimated useful lives:

Buildings	20-40 years
Furniture and equipment	3-20 years

        Total rental expense for banking premises was $910,000, $980,000, and $1,027,000, in 2001, 2000 and 1999, respectively. As of December 31, 2001 the approximate minimum future lease rentals payable under non-cancelable lease contracts for bank premises were as follows:

Year	(dollars in 000's)
2002	$1,797
2003	1,087
2004	1,011
2005	949
2006	833
Thereafter	4,033

TOTAL LEASE COMMITMENTS	$9,710

7.    Investments in Real Estate

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

        Fair values of financial instruments depict the market's assessment of the present value of net future cash flows directly or indirectly embodied in them, discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur. The information about fair value is said to better enable investors, creditors, and other users to assess the consequences of an entity's investment and financing strategies, that is, to assess its performance.

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

  Commitments to Extend Credit and Letters of Credit

  Commitments to extend credit and letters of credit are written at current market rates. The Company does not anticipate any interest rate or credit factors that would affect the fair value of commitments or letters of credit outstanding at December 31, 2001.

        The estimated fair values of the Company's financial instruments are as follows:

	2001		2000
(dollars in 000's)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$102,970	$102,970	$88,988	$88,988
Fed funds sold	73,000	73,000	—	—
Investment securities	451,345	451,345	407,462	407,667
Loans, net	1,129,044	1,143,817	906,687	908,094
Financial liabilities:
Deposits	1,584,166	1,581,885	1,231,162	1,252,747
Other borrowings	17,714	17,714	30,240	30,240

9.    Deposits

        Deposits are insured up to $100,000 per member by the Federal Deposit Insurance Corporation (FDIC). The following is a break-down by type and maturity at year-end of the Bank's deposits:

December 31, 2001

(dollars in 000's)	No Contractual Maturity	Three Months or Less	After 3 Months, to 12 Months	After One Year	Total
Demand Deposits	$367,370	$—	$—	$—	$367,370
Savings, Money Market and NOW Accounts	769,173	—	—	—	769,173
Time Deposits—$100,000 or more	—	86,411	69,132	11,413	166,956
Time Deposits—Under $100,000	—	108,689	136,001	35,977	280,667

Total	$1,136,543	$195,100	$205,133	$47,390	$1,584,166

December 31, 2000

(dollars in 000's)	No Contractual Maturity	Three Months or Less	After 3 Months, to 12 Months	After One Year	Total
Demand Deposits	$275,624	$—	$—	$—	$275,624
Savings, Money Market and NOW Accounts	606,857	—	—	—	606,857
Time Deposits—$100,000 or more	—	56,374	54,627	9,369	120,370
Time Deposits—Under $100,000	—	81,669	114,896	31,746	228,311

Total	$882,481	$138,043	$169,523	$41,115	$1,231,162

10.  Income Taxes

        The current and deferred amounts of the provision for taxes in the years ended December 31, were:

(dollars in 000's)	2001	2000	1999
Federal:
Current	$9,753	$10,208	$6,565
Deferred	1,433	(248)	1,483

Total Federal Taxes	11,186	9,960	8,048

State:
Current	3,388	4,431	2,905
Deferred	(44)	(249)	477

Total State Taxes	3,344	4,182	3,382

TOTAL FEDERAL AND STATE TAX EXPENSE	$14,530	$14,142	$11,430

        The provision for taxes on income differed from the amounts computed using the federal statutory rate of 35 percent as follows:

(dollars in 000's)	2001	2000	1999
Tax expense at federal statutory tax rate	$14,676	$14,522	$11,719
State income tax expense	2,125	2,434	1,986
Tax savings from exempt investment and loan income )	(2,245)	(1,872)	(1,391)
Merger related expenses	—	—	328
Other, net	(26)	(942)	(1,212)

TOTAL TAX EXPENSE	$14,530	$14,142	$11,430

The principal items giving rise to deferred taxes were:

(dollars in 000's)	2001	2000	1999
Allowance for loan losses	$(1,142)	$(239)	$358
Gain on loan workouts	1,205	52	95
Real estate joint ventures	(21)	460	1,480
Deferred compensation	106	(558)	(344)
Merger related expenses	—	637	336
State income taxes	444	(409)	(516)
Provisions for OREO properties	—	155	137
Capital loss carryforward	65	—	—
Depreciation	34	(393)	482
Securities—discount accretion	20	7	(68)
Prepaid expenses	—	—	(145)
Accrued liabilities and other, net	189	(209)	145
Accrued compensation	489	—	—

TOTAL DEFERRED TAXES	$1,389	$(497)	$1,960

As of December 31, the deferred tax assets and liabilities, which include the deferred tax asset acquired in the Americorp transaction, are as follows:

(dollars in 000's)	2001	2000	1999
Assets:
Allowance for loan losses	$7,939	$4,832	$4,593
Gain on loan workouts	167	1,372	1,424
Real estate joint ventures	—	—	—
Deferred compensation	2,410	2,055	1,497
Merger related expenses	226	43	680
State income taxes	1,166	1,596	1,187
Provisions for OREO properties	—	—	155
Capital loss carryforward	248	183	183
Accrued liabilities and Other, net	644	264	55
Securities—discount accretion	11	—	—
Accrued compensation	232	—	—

Total Assets	13,043	10,345	9,774

Liabilities:
Real estate joint ventures	(652)	(647)	(187)
Depreciation and amortization	(827)	(814)	(1,207)
Securities—discount accretion	—	(9)	(2)
Mark-to-market adjustment	(293)	—	—

Total Liabilities	(1,772)	(1,470)	(1,396)

Valuation Allowance	(248)	(183)	(183)

Net deferred tax asset before tax effect of unrealized gain on securities available for sale	11,023	8,692	8,195
Tax effect of unrealized gain on securities available for sale	(4,280)	(804)	2,472

DEFERRED TAX ASSET, NET	$6,743	$7,888	$10,667

        The valuation allowance provides for deferred taxes that are not anticipated to be offset by taxable income projected for the next 12 months. The valuation allowance is based on estimates by Management which could change in the near term.

        As of December 31, 2001, the Company has no operating loss and tax credit carryforwards for financial reporting purposes, however, a capital loss carryforward exists that is scheduled to expire in 2002. There are also no alternative minimum tax credit carryforwards for tax purposes.

11.  Other Borrowings

        The Company has obtained first trust deed mortgage financing for several of the properties and investments that they own. Mortgages payable totaled $104,000 and $135,000 at December 31, 2001 and 2000, respectively. Other borrowings also include borrowings under the Treasury Tax and Loan note account of $17,609,000 and $3,980,000 at December 31, 2001 and 2000, respectively. Securities sold under agreement to repurchase, included in other borrowings, are $0 and $125,000 at December 31, 2001 and 2000, respectively.

12.  Commitments and Contingencies

        At December 31, 2001 and 2000, the Company was contingently liable for letter of credit accommodations made to its customers totaling $31,787,000 and $33,168,000, respectively. At December 31, 2001 and 2000, the Company also had undisbursed loan commitments in the amount of $368,543,000 and $359,473,000, respectively.

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

13.  Earnings Per Share

        Earnings per share (EPS) have been computed in 2001, 2000 and 1999, based on the weighted average number of shares outstanding each year of 22,452,000, 22,257,000, and 22,461,000, respectively. Average outstanding shares in prior years have been restated to reflect stock dividends paid to former shareholders of Mid-State Bank, as well as, additional shares issued in connection with the mergers. Also, on January 26, 2001, the Company declared a 2 for 1 stock split. All EPS and share data has been retroactively restated taking into account this split.

        The following is a reconciliation of the numerators and denominators used in the calculation of basic EPS and diluted EPS for the years ended December 31. (figures in 000's except per share data)

	Earnings	Weighted Average Shares Outstanding	EPS
2001
Basic Earnings Per Share:
Net Income available to Common Stockholders	$27,402	22,452	$1.22
Effect of Dilutive Securities:
Stock Options		800
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$27,402	23,252	$1.18
2000
Basic Earnings Per Share:
Net Income available to Common Stockholders	$27,349	22,257	$1.23
Effect of Dilutive Securities:
Stock Options		465
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$27,349	22,722	$1.20
1999
Basic Earnings Per Share:
Net Income available to Common Stockholders	$22,053	22,461	$.98
Effect of Dilutive Securities:
Stock Options		268
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$22,053	22,729	$.97

14.  Capital Accounts

        The Company declared cash dividends during 2001 of $8,308,000. The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of (1) the bank's undivided profits or (2) the bank's net income for its last three fiscal years less the amount of any distributions made by the bank during such period. This latter restriction was influenced by the additional dividends paid by the Bank to the Holding Company in 2001 and 2000 of $42,666,000 which were necessary to execute the Company's common stock repurchase plan and to complete the merger with Americorp. Due to this restriction, the Bank could have made cash dividends totaling $8,986,000 at December 31, 2001 under the California Financial Code. The Bank has requested, and the Federal Deposit Insurance Corporation and State Department of Financial Institutions have both agreed, to allow the Bank to pay dividends in 2002 of $20,000,000.

15.  Stock Options

        The Bank adopted a new stock option plan (the "Plan") in 1998. The Plan replaced earlier plans granted by the former BSM Bancorp, the former City Commerce Bank and the former Mid-State Bank. Options are granted at a price not less than the fair market value of the stock at the grant date. Options are exercisable and expire as determined by the Board of Directors. However, options expire no later than ten years from the date of grant. The Plan provides for issuance of up to 3,000,000 shares of common stock and is subject to termination as determined by the Board of Directors. As of December 31, 2001, 1,871,514 shares are currently under option. The shares are exercisable at prices ranging from $5.38 to $18.00. During 2000, 46,008 shares were exercised and 73,446 shares were exercised in 2001.

        The Bank applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for grants under the Plan. Consistent with the methods of SFAS No. 123, pro-forma compensation expense for the Plan had been determined based on the fair value at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yields (dividend per share divided by earnings per share) ranging from 14% to 27%, expected volatility of 25%, risk-free interest rates ranging from 3.83% to 6.38% and expected lives of five years. The Bank's net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to pro forma amounts indicated below:

(dollars in 000's except per share data)	2001	2000	1999
Net income to common shareholders:
As reported	$27,402	$27,349	$22,053
Pro forma	$26,115	$26,241	$21,232
Net income per common and common share equivalent:
Basic earnings per share:
As reported	$1.22	$1.23	$0.98
Pro forma	$1.16	$1.18	$0.95
Diluted earnings per share:
As reported	$1.18	$1.20	$0.97
Pro forma	$1.12	$1.15	$0.94

        A summary of the Company's stock options as of December 31, 2001, 2000 and 1999, and changes during the periods then ended, is presented below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,627,526	$14.61	1,311,934	$14.57	1,031,244	$13.16
Granted	420,644	14.06	394,000	14.00	390,296	16.66
Exercised/Forfeited	(176,656)	12.45	(78,408)	10.77	(109,606)	8.69

Outstanding at end of year	1,871,514	$14.69	1,627,526	$14.61	1,311,934	$14.57

16.  Employee Benefits

        The Company offers a combination qualified profit sharing plan (the Profit Sharing Plan) and a savings and retirement plan designed to comply with Internal Revenue Service Code Section 401(k) (the 401(k) Plan) to substantially all employees. The Company's contributions to the Profit Sharing and 401(k) Plans for the years ended December 31, 2001, 2000, and 1999 were $2,064,000, $2,185,000, and $1,814,000, respectively.

        A deferred compensation plan was in effect to provide performance oriented deferred compensation for the Company's senior executives prior to 2001. Allocations to participant's accounts were made at the discretion of the Board of Directors. The amount of contributions was determined by the Board of Directors as a function of net profits and prior year return on equity. In 2000, $820,000 was contributed to participants with $662,000 contributed for 1999. No contributions were made in 2001 because senior executives now participate in the Company's bonus incentive system which began in 1996 (the Incentive Reward System). A bonus is paid to selected employees who exceed certain goals under formulas established at the start of the year. Included in employee benefits expense for 2001, 2000 and 1999 was a charge of $1,621,000, $2,253,000 and $1,214,000, respectively, which was accrued during those years and paid in the following year under the Incentive Reward System. Virtually all employees received bonuses under this program in 2001 ranging from 0.6% of their salary to as much as 10.0% of their salary.

        Prior to the merger with City Commerce Bank, City Commerce had paid bonuses to employees amounting to $98,038, for the year 1999.

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

        As of December 31, 2001, the latest regulatory examinations indicated that, Mid-State Bancshares and Mid-State Bank & Trust were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Mid-State Bancshares and Mid-State Bank & Trust must maintain minimum total risk-based, Tier One risk-based and Tier One Leverage ratios as set forth in the following table. There are no conditions or events that Management believes have changed Mid-State

Bancshares' and Mid-State Bank & Trust's category. The actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the following table:

					To be Considered Well Capitalized For Capital Adequacy Purposes
			For Capital Adequacy Purposes
	Actual
(dollars in 000's)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid-State Bancshares—Consolidated:
As of December 31, 2001:
Total Capital (to Risk Weighted Assets)	$202,943	15.0%	$107,940	8.0%	$134,925	10.0%
Tier One Capital (to Risk Weighted Assets)	$186,031	13.8%	$53,970	4.0%	$80,955	6.0%
Tier One Capital (to Average Assets)	$186,031	10.2%	$72,825	4.0%	$91,032	5.0%
As of December 31, 2000:
Total Capital (To Risk Weighted Assets)	$187,800	16.7%	$90,035	8.0%	$112,544	10.0%
Tier One Capital (to Risk Weighted Assets)	$174,520	15.5%	$45,017	4.0%	$67,526	6.0%
Tier One Capital (to Average Assets)	$174,520	12.3%	$56,893	4.0%	$71,116	5.0%
Mid-State Bank—Only:
As of December 31, 2001:
Total Capital (to Risk Weighted Assets)	$199,116	14.8%	$107,935	8.0%	$134,919	10.0%
Tier One Capital (to Risk Weighted Assets)	$182,204	13.5%	$53,967	4.0%	$80,951	6.0%
Tier One Capital (to Average Assets)	$182,204	10.0%	$72,975	4.0%	$91,219	5.0%
As of December 31, 2000:
Total Capital (To Risk Weighted Assets)	$185,409	16.5%	$90,037	8.0%	$112,547	10.0%
Tier One Capital (to Risk Weighted Assets)	$172,129	15.3%	$45,019	4.0%	$67,528	6.0%
Tier One Capital (to Average Assets)	$172,129	12.1%	$56,893	4.0%	$71,116	5.0%

18.  Reportable Business Segments

        Reportable business segments are determined using the "management approach" and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. Presently, the Company is segregated into four reportable business segments, Community Banking, Mid Coast Land Company, Trust Services and All Other.

        The Community Banking business segment consists of commercial and retail banking. This segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including lending and investing activities, acceptance of demand, savings, and time deposits, and mortgage servicing. As previously noted, Mid-Coast Land Company engages in real estate investment activities. Trust Services commenced operations on January 2, 2001. The operation provides custody services, investment management and trust-related services such as trustee for trust accounts, estate settlement services, guardianships and conservatorships.

        Non reportable operating segments of the Company's operations which do not have similar characteristics to any other banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the "All Other" category. "All Other" includes the activities of the Company (excluding equity in earnings of subsidiaries) and certain non-recurring items such as a recovery of prior periods interest on a previously charged-off note totaling $2.8 million in 2001, an additional provision for loan losses of $2.9 million in 2001 in anticipation of the negative impact on credit quality of a deterioration in economic activity, a one-time gain on the sale of the credit card portfolio of $1.7 million in 2001, one-time charges to expense in 2001 for costs of donated property, an early retirement program and the Bank's name change, and one-time merger related charges in 1999 of $3.4 million. These items are not considered attributable to the assessment of performance of the business segments to which they relate.

        Below is a summary statement of income and certain selected financial data for each of the three years ended December 31, 2001. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments which may influence relative results, most notably, allocations of various types of overhead and administrative costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

	Community Banking			Mid Coast Land Company			Trust Department			All Other			Mid State Bancshares
(dollars in 000's)
	2001	2000	1999	2001	2000	1999	2001	2000	1999	2001	2000	1999	2001	2000	1999
Interest Income	$111,181	$109,946	$99,565	$14	$21	$62	$—	$—	$—	$2,807	$—	$—	$114,002	$109,967	$99,627
Interest Expense	26,480	27,599	26,071	—	—	—	—	—	—	2,807	—	—	26,480	27,599	26,071

Net Interest Income	84,701	82,347	73,494	14	21	62	—	—	—	2,807	—	—	87,522	82,368	73,556
Provision	1,200	700	50	—	—	—	—	—	—	2,900	—	—	4,100	700	50
Non Interest Income	20,890	16,950	16,680	581	593	785	70	—	—	1,713	262	—	23,254	17,805	17,465
Non Interest Expense	61,801	57,851	53,614	52	131	498	454	—	—	2,437	—	3,376	67,744	57,982	57,488

Pre-Tax Income	$42,590	$40,746	$36,510	$543	$483	$349	$(384)	$—	$—	$(817)	$262	$(3,376)	$41,932	$41,491	$33,483

Average Assets (in millions)	$1,564	$1,387	$1,385	$5	$2	$5	$—	$—	$—	$1	$1	$1	$1,570	$1,390	$1,391

19.  Quarterly Financial Data

        The following table presents condensed consolidated statements of income for each of the quarters covering the past two years (in 000's):

2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Interest Income	$27,654	$27,090	$29,902	$29,356	$114,002
Interest Expense	7,221	6,868	6,427	5,964	26,480

Net Interest Income	20,433	20,222	23,475	23,392	87,522
Provision for loan losses	300	300	3,200	300	4,100
Non-interest income	5,160	5,434	5,185	7,475	23,254
Non-interest expense	14,747	16,601	16,548	16,848	64,744

Income before taxes	10,546	8,755	8,912	13,719	41,932

Net Income	$6,646	$6,678	$5,595	$8,483	$27,402

Earnings Per Share:
—Basic	$0.30	$0.31	$0.26	$0.35	$1.22
—Diluted	$0.30	$0.29	$0.25	$0.34	$1.18

2000

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Interest Income	$26,285	$26,753	$28,262	$28,667	$109,967
Interest Expense	6,444	6,652	7,122	7,381	27,599

Net Interest Income	19,841	20,101	21,140	21,286	82,368
Provision for loan losses	—	100	300	300	700
Non-interest income	4,375	4,492	4,553	4,385	17,805
Non-interest expense	14,233	14,113	14,724	14,912	57,982

Income before taxes	9,983	10,380	10,669	10,459	41,491

Net Income	$6,427	$6,777	$6,997	$7,148	$27,349

Earnings Per Share:
—Basic	$0.28	$0.30	$0.32	$0.33	$1.23
—Diluted	$0.28	$0.30	$0.31	$0.31	$1.20

20.  Parent Company Financial Information

        Condensed financial information of Mid-State Bancshares (parent only) follows:
(dollars in 000's)

Condensed Balance Sheets

	December 31,
	2001	2000
ASSETS
Cash	$3,653	$2,151
Investment in Mid-State Bank	233,128	176,707
Other Assets	5	24

Total Assets	$236,786	$178,882

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividend Payable	$2,409	$1,982
Accrued Liabilities	(174)	(242)

Total Liabilities	2,235	1,740
Shareholders' Equity	234,551	177,142

Total Liabilities and Shareholders' Equity	$236,786	$178,882

Condensed Income Statements

	December 31,
	2001	2000	1999
Equity in earnings of subsidiaries:
Undistributed	$(18,092)	$11,635	$17,851
Dividends	45,880	16,062	5,583
Operating Expenses	(666)	(599)	(1,381)
Income Tax Benefit	280	251	—

Net Income	$27,402	$27,349	$22,053

Condensed Statements of Cash Flows

	December 31,
	2001	2000	1999
Cash flows from operation activities:
Net Income	$27,402	$27,349	$22,053
Adjustments to reconcile net income to net cash provided by operating activities:
Net earnings of Bank	18,092	(11,635)	(17,851)
Net change in other liabilities	(2,595)	(251)	(43)
Net change in other assets	20	1,580	(1,186)

Net cash provided by operating activities	42,919	17,043	2,973

Net Cash Flow from Investing Activities	—	—	—

Net Cash Flows from Financing Activities:
Proceeds from stock options	714	345	286
Payment to purchase common stock	(7,514)	(8,254)	—
Dividends paid by parent	(7,880)	(7,142)	(5,213)
Other	(26,737)	1	—
Net cash used in financing activities	(41,417)	(15,050)	(4,927)

Net Increase (Decrease) in Cash	1,502	1,993	(1,954)
Cash, beginning of year	2,151	158	2,112

Cash, at end of year	$3,653	$2,151	$158

Management Statement

        Mid-State Bancshares is responsible for the preparation, integrity, and fair presentation of its published consolidated financial statements as of December 31, 2001 and the year then ended. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts, some of which are based on judgments and estimates of management.

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

        Management assessed its internal control structure over financial reporting as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, management believes that Mid-State Bancshares maintained an effective internal control structure over financial reporting as of December 31, 2001.

Compliance With Laws and Regulations

        Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

        Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Mid-State Bancshares complied, in all significant aspects, with the designated laws and regulations relating to safety and soundness for the year ended December 31, 2001.

/s/ JAMES W. LOKEY James W. Lokey President	/s/ JAMES G. STATHOS James G. Stathos Executive Vice President Chief Financial Officer

Report of Independent Public Accountants
On Management's Report on Internal Control Structure

To the Shareholders and Board of Directors of Mid-State Bancshares:

        We have examined management's assertion included in the accompanying Management Statement, that Mid-State Bancshares and Subsidiary maintained an effective internal control structure over financial reporting as of December 31, 2001 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of internal control based on our examination.

        Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control structure over financial reporting, testing, and evaluating the design and operating effectiveness of the internal controls, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

        Because of inherent limitations in any system of internal control, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the system to future periods are subject to the risk that the system of internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assertion that Mid-State Bancshares and Subsidiary maintained an effective internal control over financial reporting as of December 31, 2001 is fairly stated, in all material respects, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ ARTHUR ANDERSEN LLP ARTHUR ANDERSEN LLP

Orange County, California
January 22, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Exhibits:

Exhibit Number	Index to Exhibits	Sequentially Numbered Pages
3.1	Articles of Incorporation, as amended[1]
3.2	Bylaws of Registrant[2]
4.1	Specimen Certificate evidencing shares of Mid-State Bancshares Common Stock[3]
10.1	Mid-State Bancshares 1996 Stock Option Plan, form of Stock Option Agreement and form of Substitute Stock Option Agreement, as amended[4]
10.2	Deferred Compensation Plan, and as further amended on January 9, 2002
10.3	Profit Sharing and Salary Deferral 401(K) Plan[5]
10.4	Change in Control Agreement for Carrol R. Pruett, as amended
10.5	Change in Control Agreement for James G. Stathos
10.6	Change in Control Agreement for James W. Lokey
10.7	2001 Deferred Compensation Plan
21	Subsidiary of Mid-State Bancshares—Mid-State Bank is the only subsidiary
23.1	Consent of Accountants
99	Acknowledgement Letter regarding Arthur Andersen

(b)  Schedules:

        Not Applicable

(c)  Reports on Form 8-K

During the fourth quarter of 2001, the Company did not file any Reports.

1
Filed as part of the Registrant's Form 10-K for the year ended December 31, 1998.

2
Filed as an exhibit to Registrant's Registration Statement (File No. 333-16952) filed on November 27, 1996.

3
Filed as part of the Registrant's Registration Statement on Form S-4 (File No. 333-48181) filed on March 18, 1998.

4
As filed by Registrant on Form S-8 (File No. 333-38584) on June 5, 2000.

5
Filed as part of the Registrant's Form 10-K for the year ended December 31, 1998.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-STATE BANCHSARES

By:	/s/ JAMES W. LOKEY President

Dated: March 26, 2002

By	/s/ JAMES G. STATHOS JAMES G. STATHOS Executive Vice President and Chief Financial Officer

Dated: March 26, 2002

SIGNATURES

        In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Bank and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARROL R. PRUETT CARROL R. PRUETT	Chairman of the Board	March 26, 2002
/s/ JAMES W. LOKEY JAMES W. LOKEY	Director	March 26, 2002
/s/ GRACIA B. BELLO GRACIA B. BELLO	Director	March 26, 2002
/s/ A. J. DIANI A. J. DIANI	Director	March 26, 2002
/s/ DARYL L. FLOOD DARYL L. FLOOD	Director	March 26, 2002
/s/ TRUDI CAREY TRUDI CAREY	Director	March 26, 2002
/s/ H. EDWARD HERON H. EDWARD HERON	Director	March 26, 2002
/s/ RAYMOND E. JONES RAYMOND E. JONES	Director	March 26, 2002
/s/ STEPHEN P. MAGUIRE STEPHEN P. MAGUIRE	Director	March 26, 2002

/s/ GREGORY R. MORRIS GREGORY R. MORRIS	Director	March 26, 2002
/s/ WILLIAM L. SNELLING WILLIAM L. SNELLING	Director	March 26, 2002
/s/ ROBERT J. LAGOMARSINO ROBERT J. LAGOMARSINO	Director	March 26, 2002

EXHIBIT INDEX

Exhibit Number	Description
10.2	Deferred Compensation Plan Amendment
10.4	Amendment to Change in Control Agreement for Carrol R. Pruett
10.5	Change in Control Agreement for James G. Stathos
10.6	Change in Control Agreement for James W. Lokey
10.7	2001 Deferred Compensation Plan
23.1	Consent of Accountants
99	Acknowledgement Letter regarding Arthur Andersen

QuickLinks

FORM 10-K
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
TABLE OF CONTENTS
Report of Independent Public Accountants
PART III
SIGNATURES
SIGNATURES
EXHIBIT INDEX