Form 10-Q
period 2002-03-31
MID-STATE BANCSHARES
filed 2002-05-08
CIK 1027324

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20429

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from N/A to N/A .

Commission File Number 000-23925

MID-STATE BANCSHARES
(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	77-0442667 (I.R.S. Employer Identification No.)
1026 Grand Ave. Arroyo Grande, CA (Address of Principal Executive Offices)	93420-0580 (Zip Code)

Issuer's Telephone Number: (805) 473-7700

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

        Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        As of May 2, 2002, the aggregate market value of the common stock held by non-affiliates of the Company was: $464,086,387.

        Number of shares of common stock of the Company outstanding as of May 2, 2002: 24,079,613 shares.

Mid-State Bancshares

March 31, 2002

Index

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Mid-State Bancshares

Consolidated Statements of Financial Position

(Interim Periods Unaudited—figures in 000's)

	Mar. 31, 2002	Dec. 31, 2001	Mar. 31, 2001
ASSETS
Cash and Due From Banks	$93,403	$102,970	$73,534
Fed Funds Sold	90,000	73,000	28,720
Securities Available For Sale	464,754	451,345	360,042
Loans, net of unearned income	1,148,782	1,149,703	946,103
Allowance for Loan Losses	(19,000)	(19,073)	(12,071)

Net Loans	1,129,782	1,130,630	934,032
Premises and Equipment, Net	25,617	25,851	27,566
Accrued Interest Receivable	12,432	11,060	11,162
Investments in Real Estate, Net	234	233	228
Goodwill	33,448	33,448	1,314
Other Intangibles	9,185	9,294	443
Other Assets	14,401	15,833	9,365

Total Assets	$1,873,256	$1,853,664	$1,446,406

LIABILITIES AND EQUITY
Non Interest Bearing Demand	$364,923	$367,370	$259,636
NOW Accounts, Money Market and Savings Deposits	809,586	769,173	616,795
Time Deposits Under $100	271,874	280,667	234,706
Time Deposits $100 or more	160,300	166,956	137,201

Total Deposits	1,606,683	1,584,166	1,248,338
Other Borrowings	4,790	17,714	839
Allowance for Losses—Unfunded Commitments	1,687	1,586	1,479
Accrued Interest Payable and Other Liabilities	23,601	15,647	12,750

Total Liabilities	1,636,761	1,619,113	1,263,406

Shareholders' Equity:
Common Stock and Surplus (Shares Outstanding of 24,094, 24,089 and 22,019, respectively)	84,810	84,872	49,992
Retained Earnings	147,748	143,257	128,837
Accumulated Other Comprehensive Income, Net	3,937	6,422	4,171

Total Equity	236,495	234,551	183,000

Total Liabilities and Equity	$1,873,256	$1,853,664	$1,446,406

Mid-State Bancshares

Consolidated Statements of Income

(Unaudited—figures in 000's except earnings per share data)

	Three Month Period Ended March 31,
	2002	2001
Interest Income:
Interest and fees on loans	$22,248	$22,279
Interest on investment securities—taxable	3,498	3,371
Interest on investment securities—tax exempt	1,774	1,648
Interest on fed funds sold, other	336	356

Total Interest Income	27,856	27,654

Interest Expense:
Interest on NOW, money market and savings	1,230	2,195
Interest on time deposits less than $100	2,262	3,089
Interest on time deposits of $100 or more	1,229	1,858
Interest on mortgages, other	69	79

Total Interest Expense	4,790	7,221

Net Interest Income Before Provision	23,066	20,433
Less: Provision for loan losses	300	300

Net Interest Income After Provision	22,766	20,133

Other Operating Income:
Service charges and fees	2,204	1,893
Other non interest income	3,779	3,267

Total Other Operating Income	5,983	5,160

Other Operating Expense:
Salaries and employee benefits	9,545	8,394
Occupancy and furniture	2,707	2,242
Other operating expenses	5,635	4,111

Total Other Operating Expense	17,887	14,747

Income before taxes	10,862	10,546
Provision for income taxes	3,962	3,900

Net Income	$6,900	$6,646

Earnings per share—basic	$0.29	$0.30
—diluted	$0.28	$0.30

Mid-State Bancshares

Consolidated Statements of Comprehensive Income

(Unaudited—figures in 000's)

	Three Month Period Ended March 31,
	2002	2001
Net Income	$6,900	$6,646

Other Comprehensive Income Before Taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) gains arising during period	(4,144)	5,001
Reclassification adjustment for Losses (gains) included in net income	2	(61)

Other comprehensive (loss) income, before tax	(4,142)	4,940
Income tax (benefit) expense related to items in comprehensive income	(1,657)	1,976

Other Comprehensive (Loss) Income, Net of Taxes	(2,485)	2,964

Comprehensive Income	$4,415	$9,610

Mid-State Bancshares

Consolidated Statements of Cash Flows

(Unaudited—figures in 000's)

	Three Month Period Ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net Income	$6,900	$6,646
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	300	300
Depreciation and amortization	985	986
Net amortization of prem./discounts—investments	847	219
Change in deferred loan fees	151	(330)
Changes in assets and liabilities:
Accrued interest receivable	(1,372)	591
Other intangibles, net	109	14
Other assets, net	3,089	(355)
Other liabilities	8,055	(4,584)

Net cash provided by operating activities	19,064	3,487

INVESTING ACTIVITIES
Proceeds from sales and maturities of investments	22,176	62,738
Purchases of investments	(40,574)	(10,597)
Decrease (Increase) in loans	397	(25,836)
Purchases of premises and equipment, net	(752)	(549)

Net cash (used in) provided by investing activities	(18,753)	25,756

FINANCING ACTIVITIES
Increase in deposits	22,517	17,176
Decrease in short-term borrowings	(12,924)	(29,401)
Exercise of stock options	329	75
Cash dividends paid	(2,409)	(1,972)
Retirement of company stock	(391)	(1,855)

Net cash provided by (used in) financing activities	7,122	(15,977)

Increase in cash and cash equivalents	7,433	13,266
Cash and cash equivalents, beginning of period	175,970	88,988

Cash and cash equivalents, end of period	$183,403	$102,254

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,945	$7,211
Cash paid during the period for taxes on income	950	800

Mid-State Bancshares

Notes to Consolidated Financial Statements

(Information with respect to interim periods is unaudited)

NOTE A—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

        The accompanying consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust and the Bank's subsidiaries, MSB Properties and Mid Coast Land Company (collectively the "Company," "Bank" or "Mid-State"). All significant inter-company transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Form 10-K Annual Report for the year ended December 31, 2001 of Mid-State Bancshares. A summary of the Company's significant accounting policies is set forth in the Notes to Consolidated Financial Statements contained therein.

        These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with the accounting policies reflected in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001. They do not, however, include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

NOTE B—EARNINGS PER SHARE

        The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute Earnings Per Share ("EPS"). Figures are in thousands, except earnings per share data.

	Three Month Period Ended March 31, 2002			Three Month Period Ended March 31, 2001
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$6,900			$6,646
Basic Earnings Per Share:
Income available to Common Shareholders	$6,900	24,089	$0.29	$6,646	21,960	$0.30
Effect of dilutive securities:
Stock Options		839			492
Diluted Earnings Per Share:
Income available to Common Shareholders	$6,900	24,928	$0.28	$6,646	22,452	$0.30

NOTE C—RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations accounted for by the purchase method completed after June 30, 2001. SFAS No. 141 requires all business combinations be accounted for using the purchase method. The acquisition of Americorp, parent of the American Commercial Bank, during the third quarter of 2001 was accounted for in accordance with SFAS No. 141. Management adopted

SFAS No. 141 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's results of operations or financial condition

        SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, rather goodwill will be subject to at least an annual assessment for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with a provision that states goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 should not be amortized. Management adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 resulted in $570 thousand not being recognized as amortization expense for the period ended March 31, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operation or financial condition.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        Selected Financial Data—Summary.    The following table provides certain selected consolidated financial data as of and for the three months ended March 31, 2002 and 2001 (unaudited).

	Year-to-Date
	Mar. 31, 2002	Mar. 31, 2001
	(Unaudited—In thousands)
Interest Income (not taxable equivalent)	$27,856	$27,654
Interest Expense	4,790	7,221

Net Interest Income	23,066	20,433
Provision for Loan Losses	300	300

Net Interest Income after provision for loan losses	22,766	20,133
Non-interest income	5,983	5,160
Non-interest expense	17,887	14,747

Income before income taxes	10,862	10,546
Provision for income taxes	3,962	3,900

Net Income	$6,900	$6,646

	Year-to-Date
	Mar. 31, 2002	Mar. 31, 2001
	(In thousands, except per share data)
Per share:
Net Income—basic	$0.29	$0.30
Net Income—diluted	$0.28	$0.30
Weighted average shares used in Basic E.P.S. calculation	24,089	21,960
Weighted average shares used in Diluted E.P.S. calculation	24,928	22,452
Cash dividends	$0.10	$0.09
Book value at period-end	$9.82	$8.35
Tangible book value at period end	$8.05	$8.27
Ending Shares	24,094	21,915
Financial Ratios
Return on assets	1.51%	1.89%
Return on tangible assets	1.55%	1.89%
Return on equity	11.88%	14.97%
Return on tangible equity	14.51%	15.12%
Net interest margin (not taxable equivalent)	5.57%	6.28%
Net interest margin (taxable equivalent yield)	5.85%	6.63%
Net loan losses to avg. loans	0.10%	0.01%
Efficiency ratio	61.6%	57.6%
Period Averages
Total Assets	$1,849,338	$1,427,361
Total Tangible Assets	1,806,736	1,425,603
Total Loans	1,130,367	920,436
Total Earning Assets	1,680,663	1,318,574
Total Deposits	1,584,075	1,236,340
Common Equity	235,523	180,071
Common Tangible Equity	192,921	178,313

	Mar. 31, 2002	Mar. 31, 2001
	(Unaudited In thousands)
Balance Sheet—At Period-End
Cash and due from banks	$93,403	$73,534
Investments and Fed Funds Sold	554,754	388,762
Loans, net of deferred fees, before allowance for loan losses	1,148,782	946,103
Allowance for Loan Losses	(19,000)	(12,071)
Goodwill and other intangibles	42,633	1,757
Other assets	52,684	48,321

Total Assets	$1,873,256	$1,446,406

Non-interest bearing deposits	$364,923	$259,636
Interest bearing deposits	1,241,760	988,702
Other borrowings	4,790	839
Allowance for losses—unfunded commitments	1,687	1,479
Other liabilities	23,601	12,750
Shareholders' equity	236,495	183,000

Total Liabilities and Shareholders' equity	$1,873,256	$1,446,406

Asset Quality & Capital—At Period-End
Non-accrual loans	$3,586	$6,038
Loans past due 90 days or more	110	950
Other real estate owned	—	—

Total non performing assets	$3,696	$6,988

Allowance for losses to loans, gross(1)	1.8%	1.4%
Non-accrual loans to total loans, gross	0.3%	0.6%
Non performing assets to total assets	0.2%	0.5%
Allowance for losses to non performing loans(1)	559.7%	193.9%
Equity to average assets (leverage ratio)	10.6%	12.4%
Tier One capital to risk-adjusted assets	14.0%	15.7%
Total capital to risk-adjusted assets	15.2%	16.8%

(1)
Includes allowance for loan losses and allowance for losses — unfunded commitments

        Performance Summary.    The Company posted net income of $6.9 million for the three months ended March 31, 2002 compared to $6.6 million in the like 2001 period. These earnings represent an annualized return on assets of 1.51% and 1.89%, respectively. The annualized return on equity was 11.88% for the first quarter of 2002 compared to 14.97% in the first quarter of 2001. On a per share basis, diluted earnings per share were $0.29 in the 2002 period compared to $0.30 in the like quarter of 2001.

        On September 28, 2001, the Company acquired Americorp, the parent company of American Commercial Bank in Ventura. As a result of that merger, goodwill and other intangibles in the amount of $40.4 million were created. Average goodwill and other intangible assets in the first quarter of 2002 amounted to $42.6 million compared to $1.8 million in the like period one year earlier. Adjusting for the impact of these intangible assets, the return on tangible assets in the first quarter of 2002 was 1.55% compared to 1.89% in the 2001 period. Return on tangible equity was 14.51% compared to 15.12% in the first quarter of 2001.

        Net Interest Income.    Mid-State's year-to-date annualized yield on interest earning assets was 6.72% for the first three months of 2002 (7.01% on a taxable equivalent basis) compared to 8.51% in the like 2001 period (8.84% on a taxable equivalent basis). The decrease in yield is related to the general decline in interest rates. The Prime Rate, to which many of the Bank's loans are tied, remained at 4.75% in the 2002 period compared to an average of 8.62% in the 2001 period. Conversely, annualized interest expense as a percent of earning assets decreased from 2.23% in the first three months of 2001 to 1.15% in this year's first three months. Overall, Mid-State's annualized Net Interest Income, expressed as a percent of earning assets, decreased from 6.28% for the three month period of 2001 (6.63% on a taxable equivalent basis) to 5.57% in the comparable 2002 period (5.85% on a taxable equivalent basis). Annualized Net Interest Income as a percent of average total assets declined from 5.81% in the first three months of 2001 (6.12% taxable equivalent) to 5.06% in the comparable 2002 period (5.32% taxable equivalent).

        Average earnings assets for the three months ended March 31, 2002 increased from the like 2001 period ($1,680.7 million compared to $1,318.6 million). Average deposits in this same time-frame were up $347.8 million, ($1,584.1 million compared to $1,236.3 million). The unusual increase is in large part due to the acquisition of American Commercial Bank noted above.

        Provision and Allowance for Loan Losses.    Mid-State made provisions for loan losses in the first quarter of 2002 in the amount of $300 thousand, which is identical to the first quarter of 2001.

        During the first quarter, Management reclassified the portion of its allowance for loan losses related to unfunded commitments and letters of credit to allowance for losses—unfunded commitments. This change was undertaken to be in conformity with accounting principles generally accepted in the United States. Both the allowance for loan losses and the allowance for losses—unfunded commitments, are available to absorb inherent credit losses.

        Management continues to believe that the allowances for loan losses and unfunded commitments, which collectively stand at 1.8% of total loans at March 31, 2002, up from 1.4% one year earlier, are adequate to cover inherent losses. The $20.7 million total allowance for credit losses is approximately 560% of the level of non performing assets which stand at $3.7 million compared to $7.0 million one year earlier. Non performing assets consist of loans on non-accrual and accruing loans 90 days or more past due. While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty, how and under what terms, problem assets will be resolved.

        Changes in the allowance for loan losses (in thousands) for the periods ended March 31, 2002 and 2001 are as follows:

	March 31,
	2002	2001
Allowance for loan losses at beginning of period	$20,659	$13,280
Provision for loan losses	300	300
Reclassification of allowance for losses—unfunded commitments	(1,687)	(1,479)
Loans charged off	(450)	(253)
Recoveries of loans previously Charged-off	178	223

Allowance for loan losses at end of period	$19,000	$12,071
Allowance for losses—Unfunded Commitments	$1,687	$1,479

Total allowance for credit losses	$20,687	$13,550

        At March 31, 2002, the recorded investments in loans, which have been identified as impaired totaled $6,223,000. Of this amount, $2,541,000 related to loans with no valuation allowance and $3,682,000 related to loans with a corresponding valuation allowance of $1,370,000. Impaired loans totaled $8,804,000 at March 31, 2001, all of which were tied to corresponding valuation allowances totaling $2,120,000. The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position. For the quarter ended March 31, 2002, the average recorded investment in impaired loans was $7,706,000 compared to $5,981,000 in the 2001 period. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

        Non-interest Income.    Non-interest income for the first three months of 2002 was $6.0 million, up from $5.2 million earned in the 2001 period, an increase of 15.9%. The increase was related to higher service charge income of approximately $311 thousand over the comparable period, an increase in the Company's merchant mastercard income of about $154 thousand, a $100 thousand increase in ATM and debit card fee income, and an increase in other fee income of $235 thousand. Much of these increases in non-interest income are related to the activity generated by the customers of the former American Commercial Bank in Ventura.

        Non-interest Expense.    Non-interest expense for the first three months of 2002 was $17.9 million. This compares to $14.7 million in the comparable 2001 period. This increase was primarily the result of increases in salaries and benefits of approximately $1.2 million, an increase in occupancy expense of $465 thousand, a $235 thousand increase in intangible amortization, outsourcing charges for the Company's internal audit function of $88 thousand and operating losses of $116 thousand. Most of the increases in salaries and benefits, occupancy expenses and intangible amortization are related to the merger with American Commercial Bank.

        Provision for Income Taxes.    The year-to-date provision for income taxes was $4.0 million, compared to $3.9 million for the same period in 2001. The effective tax rate in 2002 was 36.5% compared to 37.0% in 2001. While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.

        Balance Sheet.    Total assets at March 31, 2002 totaled $1,873.3 million, compared to $1,446.4 million the same period one year earlier. Approximately $307.3 million of the $426.9 million increase is a result of the merger with Americorp on September 28, 2001. A comparison of selected balance sheet components from one year earlier and the contribution toward that change from the merger are presented in the table below:

Mid-State Bancshares

Condensed Balance Sheet—At Period-End

	Mar. 30, 2002	Mar. 30, 2001	$ Change	Approximate Portion of $ Change due to Merger
	(Unaudited—In thousands)
Cash and due from banks	$93,403	$73,534	$19,869	4,665
Investments and Fed Funds Sold	554,754	388,762	165,992	66,606
Loans, before allowance for loan losses	1,148,782	946,103	202,679	190,043
Allowance for Loan Losses	(19,000)	(12,071)	(6,929)	(5,464)
Goodwill and Other Intangibles	42,633	1,757	40,876	40,400
Other assets	52,684	48,321	4,363	11,045

Total Assets	$1,873,256	$1,446,406	$426,850	$307,295

Non-interest bearing deposits	$364,923	$259,636	$105,287	83,048
Interest bearing deposits	1,241,760	988,702	253,058	170,951
Other borrowings	4,790	839	3,951	—
Other liabilities	25,288	14,229	11,059	10,040
Shareholders' equity	236,495	183,000	53,495	43,256

Total Liabilities and Shareholders' equity	$1,873,256	$1,446,406	$426,850	$307,295

        Mid-State's loan to deposit ratio of 71.5% at March 31, 2002 is down from the 75.8% ratio one year earlier. There is ample internal liquidity to fund improvements in this ratio through Mid-State's investment portfolio which is categorized as available for sale.

        Investment Securities.    Fed funds sold represent $90.0 million of the $554.8 million portfolio noted above. Of the remaining $464.8 million, 9% is invested in U.S. Treasury securities, 33% is invested in U.S. Government agency obligations, 54% is invested in securities issued by states and political subdivisions in the U.S. and 4% is invested in mortgage-backed securities and other securities. Sixty-seven percent of all investment securities mature prior to March 31, 2007. Approximately 29% of the total portfolio matures in less than one year. The Bank's investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 17 years. The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

        Capital Resources.    The Company announced on May 1, 2002 that it has authorized a stock repurchase program for up to five percent (5%) of its outstanding shares. Based on current outstanding shares, the buyback may result in the purchase of up to approximately 1,203,580 shares. These repurchases will be made from time to time by the Company in the open market or in block purchases or in privately negotiated transactions in compliance with the Securities and Exchange Commission rules. The program began in early May 2002 and is expected by Management to be effective for one year. The company's previous stock repurchase program began in April 2000 and saw the repurchase of 1,130,000 shares of stock. The new authorization allowed the Company to continue its buy-back program uninterrupted.

        Total stockholders' equity increased from $183.0 million at March 31, 2001 to $236.5 million at March 31, 2002. Changes in stockholders' equity over this 12 month period includes activity outlined in the following table:

	Common Stock & Surplus	Undivided Profits	Accumulated Comp. Income	Total
Ending Equity at March 31, 2001	49,992	128,837	4,171	183,000

Net Income 9 Mos 2001 (Apr. - Dec.)		20,756		20,756
Common Stock Repurchased 9 Mos. 2001 (Apr. - Dec.)	(5,660)			(5,660)
Stock Options Exercised— 9 Mos. 2001 (Apr. - Dec.)	639			639
Regular Dividends 9 Mos. 2001 (Apr. - Dec.)		(6,336)		(6,336)
Chg. Accumulated Other Comprehensive Income (FAS 115)			2,251	2,251
Merger with American Commercial Bank	39,178			39,178
Value of Stock Options Impacting Goodwill	723			723

Ending Equity at December 31, 2001	84,872	143,257	6,422	234,551

Net Income 3 Mos. Y-T-D 2002		6,900		6,900
Common Stock Repurchased 3 Mos. Y-T-D 2002	(391)			(391)
Stock Options Exercised 3 Mos Y-T-D	329			329
Regular Dividend Q1-2002		(2,409)		(2,409)
Chg. Accumulated Other Comprehensive Income (FAS 115)			(2,485)	(2,485)

Ending Equity at March 31, 2002	84,810	147,748	3,937	236,495

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

        The Bank has adequate liquidity at the present time. Its loan to deposit ratio at March 31, 2002 was 71.5% versus 75.8% one year earlier. The Bank normally strives for a loan to deposit ratio in the 65% to 75% range. The Bank's internally calculated liquidity ratio stands at 36.2% at March 31, 2002, which is above its minimum policy of 15% and above the 33.5% level of March 31, 2001. Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

        Off Balance Sheet Transactions.    The Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $29.7 million at March 31, 2002, down from $30.2 million one year earlier. Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $318.7 million, which was down from the $393.1 million outstanding one year earlier.

        There are no Special Purpose Entity ("SPE") trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

        Critical Accounting Policies and Estimates This "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as, disclosures included elsewhere in this Form 10-Q, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of the more significant accounting policies of the Company can be found in Footnote One to the financial statements which is included in Item 8 of the Company's Annual Report on Form 10-K. Additionally, because it involves some of the more significant judgments and estimates used in preparation of the consolidated financial statements, the reader's attention is directed to the earlier section on page 11 addressing the allowance for loan losses.

        Important Factors Relating to Forward-Looking Statements.    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All of the statements contained in this Quarterly Report on Form 10-Q, including those in Items 2 and 3, which are not identified as historical should be considered forward-looking. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include, but are not limited to, the real estate market, the availability of loans at acceptable prices, the general level of economic activity both locally and nationally, interest rates, the actions by the Company's regulatory agencies, actions by competitors of the Company and other factors referenced in the Company's filings with the Securities and Exchange Commission. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein. The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved. In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Change From Base
Rates Down Very Significant (Prime down to 1.75% over 12 months)	(6.1)%
Rates Down Significant (Prime down to 2.75% over 12 months)	(3.1)%
Rates Down Modestly (Prime down to 3.75% over 12 months)	(1.3)%
Base Case—Rates Unchanged (Prime unchanged at 4.75% over 12 months)	—
Rates Up Modestly (Prime up to 5.75% over 12 months)	1.8%
Rates Up Aggressive (Prime up to 7.00% over 12 months)	3.6%
Rates Up Very Aggressive (Prime up to 8.00% over 12 months)	2.2%

        Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $809.6 million) interest is based on rates set at the discretion of management ranging from 0.25% to 1.21%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

        It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management's responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Bank's net interest income. Therefore the results of this analysis should not be relied upon as indicative of actual future results. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.77% to a high of 6.44% (not taxable equivalent). The Bank's net interest margin in 2001 of 6.06% is in the middle of this range by historical standards, coming off the higher levels experienced in recent years. For the first quarter of 2002, the net interest margin was somewhat below this historical range at 5.57% (not taxable equivalent), while the first quarter of 2001 was 6.28%. The net interest margin under the alternative scenarios reported above ranges from 5.25% to 5.79%. Management feels this range of scenarios, while low by historical standards, is consistent with current experience and interest rate levels, but no assurances can be given that actual future experience will fall within this range.

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

Item 4—Submission of Matters to a Vote of Security Holders

        No matters were submitted to the Shareholders for a vote during the first quarter of 2002.

Item 5—Other Information

        Not applicable.

Item 6—Exhibits and Reports on Form 8-K

  A)
  Exhibits

Exhibit No.	Exhibit
None
  B)
  Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid-State Bancshares (registrant)
Date: May 8, 2002	By:	/s/ JAMES W. LOKEY JAMES W. LOKEY President Chief Executive Officer
Date: May 8, 2002	By	/s/ JAMES G. STATHOS JAMES G. STATHOS Executive Vice President Chief Financial Officer

QuickLinks

Mid-State Bancshares March 31, 2002 Index
PART I—FINANCIAL INFORMATION
  Item 1—Financial Statements
Mid-State Bancshares Consolidated Statements of Financial Position (Interim Periods Unaudited—figures in 000's)
Mid-State Bancshares Consolidated Statements of Income (Unaudited—figures in 000's except earnings per share data)
Mid-State Bancshares Consolidated Statements of Comprehensive Income (Unaudited—figures in 000's)
Mid-State Bancshares Consolidated Statements of Cash Flows (Unaudited—figures in 000's)
Mid-State Bancshares Notes to Consolidated Financial Statements (Information with respect to interim periods is unaudited)
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
Mid-State Bancshares Condensed Balance Sheet—At Period-End
  Item 3—Quantitative and Qualitative Disclosure About Market Risk
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 2—Changes in Securities and Use of Proceeds
  Item 3—Defaults Upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES