Form 10-Q
period 2002-06-30
MID-STATE BANCSHARES
filed 2002-08-14
CIK 1027324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002.

OR

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

Common Stock, no par value
(Title of class)

Check whether the Bank (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Number of shares of common stock of the Company outstanding as of July 25, 2002: 24,005,921 shares.

Mid-State Bancshares
June 30, 2002
Index

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Mid-State Bancshares
Consolidated Statements of Financial Position
(Unaudited—figures in 000's)

	June 30, 2002	Dec. 31, 2001	June 30, 2001
ASSETS
Cash and Due From Banks	$115,891	$102,970	$81,978
Fed Funds Sold	50,000	73,000	53,850
Securities Available For Sale	535,313	451,345	351,952
Loans, net of unearned income	1,106,496	1,149,703	981,688
Allowance for Loan Losses	(19,160)	(19,073)	(12,245)

Net Loans	1,087,336	1,130,630	969,443

Premises and Equipment, Net	25,148	25,851	25,855
Accrued Interest Receivable	11,692	11,060	10,329
Investments in Real Estate, Net	200	233	228
Goodwill	33,448	33,448	1,282
Other Intangibles	8,993	9,294	540
Other Assets	10,570	15,833	8,463

Total Assets	$1,878,591	$1,853,664	$1,503,920

LIABILITIES AND EQUITY
Non Interest Bearing Demand	$374,744	$367,370	$277,943
NOW Accounts, Money Market and Savings Deposits	810,468	769,173	636,715
Time Deposits Under $100	259,053	280,667	236,819
Time Deposits $100 or more	154,749	166,956	141,624

Total Deposits	1,599,014	1,584,166	1,293,101
Other Borrowings	12,696	17,714	10,438
Allowance for Losses—Unfunded Commitments	1,687	1,586	1,594
Accrued Interest Payable and Other Liabilities	19,888	15,647	12,238

Total Liabilities	1,633,285	1,619,113	1,317,371
Shareholders' Equity:
Common Stock, no par value:
Authorized—100,000 shares
Outstanding—24,050, 24,089 and 21,847, respectively	83,764	84,872	48,909
Undivided Profits	152,498	143,257	133,549
Accumulated Other Comprehensive Income, Net of Taxes	9,044	6,422	4,091

Total Equity	245,306	234,551	186,549

Total Liabilities and Equity	$1,878,591	$1,853,664	$1,503,920

Mid-State Bancshares
Consolidated Statements of Income
(Unaudited—figures in 000's except earnings per share data)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2002	2001	2002	2001
Interest income:
Interest and fees on loans	$21,288	$21,924	$43,536	$44,203
Interest on investment securities—taxable	3,556	3,096	7,054	6,467
Interest on investment securities—tax exempt	2,027	1,606	3,801	3,254
Interest on fed funds sold, other	334	464	670	820

Total interest income	27,205	27,090	55,061	54,744

Interest expense:
Interest on NOW, money market and savings	1,273	2,089	2,503	4,284
Interest on time deposits less than $100	1,855	2,984	4,117	6,073
Interest on time deposits of $100 or more	1,001	1,754	2,230	3,612
Interest on mortgages, other	38	41	107	120

Total interest expense	4,167	6,868	8,957	14,089

Net interest income before provision for loan losses	23,038	20,222	46,104	40,655
Less: Provision for loan losses	300	300	600	600

Net interest income after provision for loan losses	22,738	19,922	45,504	40,055

Other operating income:
Service charges and fees	2,225	2,005	4,429	3,898
Other operating income	3,519	3,429	7,298	6,696

Total other operating income	5,744	5,434	11,727	10,594

Other operating expense:
Salaries and employee benefits	8,967	8,040	18,512	16,434
Occupancy and furniture	2,697	2,178	5,404	4,420
Other operating expenses	5,666	6,383	11,301	10,494

Total other operating expense	17,330	16,601	35,217	31,348

Income before provision for income taxes	11,152	8,755	22,014	19,301
Provision for income taxes	3,998	2,077	7,960	5,977

Net income	$7,154	$6,678	$14,054	$13,324

Earnings per share—basic	$0.30	$0.31	$0.58	$0.61
Earnings per share—diluted	$0.29	$0.30	$0.56	$0.59
Dividends per share	$0.10	$0.09	$0.20	$0.18

Mid-State Bancshares
Consolidated Statements of Comprehensive Income
(Unaudited—figures in 000's)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2002	2001	2002	2001
Net Income	$7,154	$6,678	$14,054	$13,324
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	8,505	(131)	4,361	4,870
Less: reclassification adjustment for losses (gains) included in net income	7	(2)	9	(63)

Other comprehensive income (loss), before tax	8,512	(133)	4,370	4,807
Income tax provision (benefit) related to items in comprehensive income	3,405	(53)	1,748	1,923

Other Comprehensive Income (Loss), Net of Taxes	5,107	(80)	2,622	2,884

Comprehensive Income	$12,261	$6,598	$16,676	$16,208

Mid-State Bancshares
Consolidated Statements of Cash Flows
(Unaudited—figures in 000's)

	Six Month Period Ended June 30,
	2002	2001
OPERATING ACTIVITIES
Net Income	$14,054	$13,324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	600
Depreciation and amortization	2,163	1,964
Net amortization of premium/discount	1,698	428
Amortization of other intangibles	615	41
Increase in mortgage servicing rights	(314)	(27)
Change in deferred loan fees	(9)	(81)
Changes in assets and liabilities:
Accrued interest receivable	(632)	1,424
Other assets, net	3,515	535
Other liabilities	4,342	(5,096)

Net cash provided by operating activities	26,032	13,112

INVESTING ACTIVITIES
Net cash proceeds from investment in real estate	33	0
Proceeds from sales and maturities of investments	42,646	87,894
Purchases of investments	(123,942)	(28,005)
Decrease (increase) in loans	42,703	(61,681)
(Purchases) proceeds of premises & equipment, net	(1,460)	184

Net cash used in investing activities	(40,020)	(1,608)

FINANCING ACTIVITIES
Increase in deposits	14,848	61,939
Decrease in other borrowings	(5,018)	(19,802)
Exercise of stock options	719	131
Cash dividends paid	(4,813)	(3,938)
Retirement of company stock	(1,827)	(2,994)

Net cash provided by financing activities	3,909	35,336

(Decrease) increase in cash and cash equivalents	(10,079)	46,840
Cash and cash equivalents, beginning of period	175,970	88,988

Cash and cash equivalents, end of period	$165,891	$135,828

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,397	$14,152
Cash paid during the period for taxes on income	7,550	6,300

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

	Three Month Period Ended June 30, 2002			Three Month Period Ended June 30, 2001
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$7,154			$6,678
Basic Earnings Per Share:
Income available to Common Shareholders	$7,154	24,067	$0.30	$6,678	21,895	$0.31
Effect of dilutive securities:
Stock Options		825			494
Diluted Earnings Per Share:
Income available to Common Shareholders	$7,154	24,892	$0.29	$6,678	22,389	$0.30

	Six Month Period Ended June 30, 2002			Six Month Period Ended June 30, 2001
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$14,054			$13,324
Basic Earnings Per Share:
Income available to Common Shareholders	$14,054	24,078	$0.58	$13,324	21,927	$0.61
Effect of dilutive securities:
Stock Options		805			480
Diluted Earnings Per Share:
Income available to Common Shareholders	$14,054	24,883	$0.56	$13,324	22,407	$0.59

NOTE C—RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations accounted for by the purchase method completed after June 30, 2001. SFAS No. 141 requires all business combinations be accounted for using the purchase method. The acquisition of Americorp, the parent company of the American Commercial Bank, during the third quarter of 2001 was accounted for in accordance with SFAS No. 141. Management adopted all other provisions of SFAS No. 141 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's results of operations or financial condition

        SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, rather goodwill will be subject to at least an annual assessment for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with a provision that states goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 should not be amortized. Management adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 resulted in $1,115,000 not being recognized as amortization expense for the six month period ended June 30, 2002.

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

NOTE D—OTHER INTANGIBLE ASSETS

        The following is a summary of the Company's other intangible assets. Figures are in thousands (unaudited).

	June 30, 2002			June 30, 2001
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangible	$8,869	($831)	$8,038	$—	$—	$—
Originated Mortgage Servicing Rights	1,474	(519)	955	835	(295)	540

Total Other Intangible Assets	$10,343	($1,350)	$8,993	$835	($295)	$540

Aggregate Amortization Expense of Other Intangible Assets ($ in 000's):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2002	2001	2002	2001
Amortization of Core Deposit Intangible	$268	$—	$536	$—
Amortization of Originated Mortgage Servicing Rights	44	25	79	41

Total aggregate amortization expense	$312	$25	$615	$41

Estimated Future Aggregate Amortization Expense ($ in 000's):

For the 6 months ended June 30, 2003	$615
For the 6 months ended June 30, 2004	$615
For the 6 months ended June 30, 2005	$615
For the 6 months ended June 30, 2006	$615
For the 6 months ended June 30, 2007	$615

NOTE E—GOODWILL

        No changes in the carrying amount of goodwill occurred in either the three month period or six month period ended June 30, 2002.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        Selected Financial Data—Summary.    The following table provides certain selected financial data as of and for the three and six month periods ended June 30, 2002 and 2001 (unaudited).

	Quarter Ended		Year-to-Date
(Unaudited—In thousands, except per share data)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Interest Income (not taxable equivalent)	$27,205	$27,090	$55,061	$54,744
Interest Expense	4,167	6,868	8,957	14,089

Net Interest Income	23,038	20,222	46,104	40,655
Provision for Loan Losses	300	300	600	600

Net Interest Income after provision for loan losses	22,738	19,922	45,504	40,055
Non-interest income	5,744	5,434	11,727	10,594
Non-interest expense	17,330	16,601	35,217	31,348

Income before income taxes	11,152	8,755	22,014	19,301
Provision for income taxes	3,998	2,077	7,960	5,977

Net Income	$7,154	$6,678	$14,054	$13,324

	Quarter Ended		Year-to-Date
(In thousands, except per share data)
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Per share:
Net Income—basic	$0.30	$0.31	$0.58	$0.61
Net Income—diluted	$0.29	$0.30	$0.56	$0.59
Weighted average shares used in Basic E.P.S. calculation	24,067	21,895	24,078	21,927
Weighted average shares used in Diluted E.P.S. calculation	24,892	22,389	24,883	22,407
Cash dividends	0.10	0.09	0.20	0.18
Book value at period-end			10.20	8.54
Tangible book value at period-end			8.44	8.46
Ending Shares			24,050	21,847
Financial Ratios
Return on assets	1.54%	1.83%	1.52%	1.86%
Return on tangible assets	1.57%	1.84%	1.56%	1.86%
Return on equity	11.91%	14.50%	11.90%	14.66%
Return on tangible equity	14.46%	14.63%	14.48%	14.80%
Net interest margin (not taxable equivalent)	5.45%	6.00%	5.51%	6.14%
Net interest margin (taxable equivalent yield)	5.77%	6.32%	5.81%	6.47%
Net loan losses to avg. loans	0.05%	0.00%	0.07%	0.01%
Efficiency ratio	60.2%	64.7%	60.9%	61.2%
Period Averages
Total Assets	$1,867,782	$1,460,112	$1,858,611	$1,443,827
Total Tangible Assets	1,825,298	1,458,366	1,816,068	1,442,075
Total Loans & Leases	1,126,375	958,784	1,128,360	939,716
Total Earning Assets	1,696,190	1,352,168	1,688,469	1,335,464
Total Deposits	1,608,633	1,251,371	1,598,170	1,243,897
Common Equity	240,900	184,774	238,226	183,297
Common Tangible Equity	198,416	183,028	195,683	181,545

(In thousands, except per share data)	June 30, 2002	June 30, 2001
Balance Sheet—At Period-End
Cash and due from banks	$115,891	$81,978
Investments and Fed Funds Sold	585,313	405,802
Loans, net of deferred fees, before allowance for loan losses	1,106,496	981,688
Allowance for Loan Losses	(19,160)	(12,245)
Goodwill and other intangibles	42,441	1,822
Other assets	47,610	44,875

Total Assets	$1,878,591	$1,503,920

Non-interest bearing deposits	$374,744	$277,943
Interest bearing deposits	1,224,270	1,015,158
Other borrowings	12,696	10,438
Allowance for losses—unfunded commitments	1,687	1,594
Other liabilities	19,888	12,238
Shareholders' equity	245,306	186,549

Total Liabilities and Shareholders' Equity	$1,878,591	$1,503,920

Asset Quality & Capital—At Period-End
Non-accrual loans	$12,449	$7,974
Loans past due 90 days or more	68	66
Other real estate owned	—	—

Total non performing assets	$12,517	$8,040

Loan loss allowance to loans, gross(1)	1.9%	1.4%
Non-accrual loans to total loans, gross	1.1%	0.8%
Non performing assets to total assets	0.7%	0.5%
Allowance for loan losses to non performing loans(1)	166.5%	172.1%
Equity to average assets (leverage ratio)	10.7%	12.4%
Tier One capital to risk-adjusted assets	14.7%	15.5%
Total capital to risk-adjusted assets	16.0%	16.6%

(1)
Includes allowance for loan losses and allowance for losses—unfunded commitments

        Performance Summary.    The Company posted net income of $7.2 million for the three months ended June 30, 2002, compared to $6.7 million earned in the like 2001 period. Diluted earnings per share were $0.29 in the second quarter of 2002 compared to $0.30 in the like period one year earlier. The modest decrease in the earnings per share number is in part related to the additional shares outstanding as a result of the Company's merger with Americorp and its wholly owned subsidiary, American Commercial Bank of Ventura (collectively "Americorp") in September of last year offset by the repurchase of shares under the Company's program. These earnings represent an annualized return on assets of 1.54% and 1.83%, respectively, for the comparable 2002 and 2001 periods. The annualized return on equity was 11.91% for the second quarter of 2002 compared to 14.50% in the second quarter of 2001. When adjusted for the additional goodwill and other intangibles outstanding as a result of the Americorp merger, return on tangible equity was 14.46% for the second quarter of 2002 compared to 14.63% in the second quarter of 2001.

        For the six months year-to-date, the Company posted net income of $14.1 million for the six months ended June 30, 2002, compared to $13.3 million earned in the like 2001 period. Diluted earnings per share were $0.56 in the first half of 2002 compared to $0.59 in the like period one year earlier. The modest decrease in the earnings per share number is in part related to the additional shares outstanding as a result of the Company's merger with Americorp offset by the repurchase of shares under the Company's program. These earnings represent an annualized return on assets of 1.52% and 1.86%, respectively, for the comparable 2002 and 2001 periods. The annualized return on equity was 11.90% for the first six months of 2002 compared to 14.66% in the first six months of 2001. When adjusted for the additional goodwill and other intangibles outstanding as a result of the Americorp merger, return on tangible equity was 14.48% for the 2002 first half of 2002 compared to 14.80% in the like 2001 period.

        Net Interest Income.    Mid-State's annualized yield on interest earning assets was 6.58% for the first six months of 2002 (6.88%% on a taxable equivalent basis) and 6.43% (6.75% on a taxable equivalent basis) for the second quarter of 2002. This compares to 8.27% for the first six months of 2001 (8.59% on a taxable equivalent basis) and 8.04% (8.35% on a taxable equivalent basis) for the second quarter of 2001. This decrease in yield is primarily related to the decrease in interest rates when comparing the two periods. The Prime Rate, to which many of the Bank's loans are tied, averaged 4.75% in the first half of 2002 compared to 7.98% in the same 2001 period. The Prime Rate also averaged 4.75% in the second quarter of 2002 compared to 7.34% in the second quarter of 2001. The change in mix of earning assets had far less of an impact than the lower interest rate environment (average loans represented 66.8% of earning assets in the first half of 2002 compared to 70.4% one year earlier).

        Annualized interest expense as a percent of earning assets also dropped considerably compared to the prior year with the drop in general interest rates. In the first half of 2001, annualized interest expense represented 2.13% of earning assets compared to 1.07% in the first half of this year. Similarly, the annualized interest expense in the second quarter of this year was 0.98% compared to 2.04% in the like quarter of 2001.

        Overall, Mid-State's annualized net interest income, expressed as a percent of earning assets, decreased from 6.14% for the six month period of 2001 (6.47% on a taxable equivalent basis) to 5.51% in the comparable 2002 period (5.81% on a taxable equivalent basis). For the second quarter of 2002 compared to the second quarter of 2001, net interest income, expressed as a percent of earning assets, decreased from 6.00% (6.32% taxable equivalent) to 5.45% (5.77% taxable equivalent). Due to the large quantity of core deposits carried on the balance sheet, the Company has been unable to decrease its cost of funds as quickly as the decrease which it has experienced in the yield on its earning assets, especially on those loans tied to the Prime Rate. Additionally, the mix of earning assets has changed to a larger proportion of investments relative to loans.

        Average earning assets for the six months ended June 30, 2002 increased 26.4% from the like 2001 period ($1,688.5 million compared to $1,335.5 million). Average deposits in this same time-frame were up $354.3 million, ($1,598.2 million compared to $1,243.9 million). In comparing second quarter 2002 to second quarter 2001, average earning assets increased from $1,352.2 million one year ago to $1,696.2 million and average deposits increased $357.2 million from $1,251.4 million one year ago to $1,608.6 million. The increases in large part are a result of the merger with Americorp. At the time of the merger in September 2001, Americorp contributed approximately $256.6 million in earning assets to the combined institution and $254.0 million in deposits.

        Provision and Allowance for Loan Losses.    Mid-State made provisions for loan losses during the second quarter of 2002 in the amount of $300 thousand. During the six months ended June 30, 2002, provisions for loan losses totaled $600 thousand. Both of these amounts are unchanged to the amounts contributed in the comparable 2001 periods.

        During the first quarter of 2002, Management reclassified the portion of its allowance for loan losses related to unfunded commitments and letters of credit to allowance for losses—unfunded commitments. This change was undertaken to be in conformity with accounting principles generally accepted in the United States. Both the allowance for loan losses and the allowance for losses—unfunded commitments, are available to absorb inherent credit losses.

        Management continues to believe that the allowances for loan losses and the allowance for losses—unfunded commitments, which collectively stand at 1.9% of total loans at June 30, 2002, up from 1.4% one year earlier, are adequate to cover inherent losses. This increase is primarily due to the composition of the loans purchased from Americorp. The $20.8 million total allowance for credit losses is approximately 166% of the level of non performing assets which stand at $12.5 million compared to $8.0 million one year earlier. Non performing assets consist of loans on non-accrual, accruing loans 90 days or more past due, and other real estate owned. While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty, how and under what terms, problem assets will be resolved.

        Changes in the allowance for loan losses (in thousands) for the periods ended June 30, 2002 and 2001 are as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2002	2001	2002	2001
Allowance for loan losses at beginning of period	$19,000	$12,071	$20,659	$13,280
Provision for loan losses	300	300	600	600
Reclassification of allowance for losses—unfunded commitments	—	(115)	(1,687)	(1,594)
Loans charged off	(337)	(171)	(787)	(424)
Recoveries of loans previously Charged-off	197	160	375	383

Allowance for loan losses at end of period	$19,160	$12,245	$19,160	$12,245
Allowance for losses—Unfunded Commitments	1,687	1,594	1,687	1,594

Total allowance for credit losses	$20,847	$13,839	$20,847	$13,839

        At June 30, 2002, the recorded investments in loans which have been identified as impaired totaled $13,943,000. Of this amount, $10,822,000 related to loans with no specific valuation allowance and $3,121,000 related to loans with a corresponding specific valuation allowance totaling $1,196,000. Impaired loans totaled $8,711,000 at June 30, 2001. Of that amount, $4,546,000 related to loans with no specific valuation allowance and $4,165,000 related to loans with a corresponding specific valuation allowance of $2,036,000. The specific valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the accompanying consolidated statements of financial position. For the quarter ended June 30, 2002, the average recorded investment in impaired loans was $8,443,000, which compared to $8,694,000 in the 2001 period. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

        Non-interest Income.    Non-interest income for the first six months of 2002 was $11.7 million, up from $10.6 million earned in the same 2001 period, an increase of 10.7%. The increase was related primarily to increases in service charge income of $531 thousand over the comparable periods, increases in the Company's merchant mastercard income of $271 thousand, and increases in ATM and debit card related fee income of $235 thousand. Additionally, while not every category of non interest income increased over the comparable periods, collectively, these various categories increased a net $96 thousand.

        In comparing the second quarter of 2002 with the second quarter of 2001, non-interest income increased $310 thousand, or 5.7%. The improvement was related to increases in the same categories noted in comparing the six month periods. These were increases in service charge income of $220 thousand over the comparable periods, increases in the Company's merchant mastercard income of $117 thousand, and increases in ATM and debit card related fee income of $136 thousand. Additionally, while not every category of non interest income decreased over the comparable periods, collectively, these various categories decreased a net $163 thousand.

        The increases in the non-interest income categories noted above is in part related to acquisition of Americorp. That acquisition was completed in September 2001, therefore the Company's six months ended income statement in 2002 reflected the benefit of Americorp's customers which was not reflected in the comparable period in 2001. It is difficult to identify the exact amount of the impact. However, it is known that Americorp's non-interest income was approximately 12% of Mid-State's levels prior to the completion of the merger.

        Non-interest Expense.    Non-interest expense for the first six months of 2002 was $35.2 million compared to $31.3 million in the first half of 2001. Increases in salaries and benefits accounted for $2.1 million of the increase, occupancy and furniture accounted for $1.0 million of the increase, merchant processing charges increased $776 thousand and an increase in amortization of intangibles (due to the amoritzation of the core deposit intangible created in the merger with Americorp) of $471 thousand. Offsetting these amounts was a decrease of $1.7 million related to a one-time charge to expense for the donation of property associated with obtaining a Natural Heritage Tax Credit in the first half of 2001. All other categories of expense showed a net $1.3 million increase.

        In comparing the second quarter of 2002 with the second quarter of 2001, non interest expense increased $729 thousand from $16.6 million to $17.3 million. Increases in salaries and benefits accounted for $927 thousand of the increase, occupancy and furniture accounted for $519 thousand of the increase, merchant processing charges increased $622 thousand and an increase in amortization of intangibles (due to the amoritzation of the core deposit intangible created in the merger with Americorp) accounted for $235 thousand. Offsetting these increases was a decrease of $1.7 million related to a one-time charge to expense for the donation of property associated with obtaining a Natural Heritage Tax Credit in the first half of 2001. While some categories of expense showed minor declines, others showed minor increases, and all other categories of expense showed a net $0.1 million increase.

        The increases in the non-interest expense categories noted above is in part related to the acquisition of Americorp. That acquisition was completed in September 2001, therefore the Company's income statement in 2002 reflects the effect of the additional salaries and benefits, occupancy charges and intangible amortization resulting from the merger. However, the impact of these expenses was not part of the comparable 2001 period. It is difficult to identify the exact amount of the impact. However, it is known that Americorp's non-interest expense was approximately 19% of Mid-State's levels prior to the completion of the merger.

        Provision for Income Taxes.    The year-to-date provision for income taxes was $8.0 million, compared to $6.0 million for the same period in 2001. The effective tax rate for the first six months of 2002 was 36.2% compared to 31.0% in 2001. The effective tax rate for the first half of 2001 is lower than the current year's effective tax rate due to the Company benefiting from the State of California's new Natural Heritage Tax Credit and certain attendant deductions. In total, this tax benefit was $1.8 million, which after the offsetting real estate write off included in non interest expense, generated a net improvement to the bottom line of $140 thousand in the 2001 period. Utilization of this benefit occurred during the second quarter of 2001 and as a result, the effective tax rate in the 2001 quarter is 23.7% compared to 35.9% in the comparable 2002 period. The normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares and absent the one-time benefit in 2001 from the

Natural Heritage Tax Credit, tax exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.

        Balance Sheet.    Total assets at June 30, 2002 totaled $1,878.6 million, up 24.9% from the level one year earlier of $1,503.9 million. Approximately $307.3 million of the $374.7 million increase is a result of the merger with Americorp on September 2001. A comparison of selected balance sheet components from one year earlier and the contribution toward that change from the merger are presented in the table below:

Mid-State Bancshares
Condensed Balance Sheet—At Period-End

(Unaudited—In thousands)	June 30, 2002	June 30, 2001	$ Change	Approximate Portion of $ Change due to Merger
Cash and due from banks	$115,981	$81,978	$33,913	$4,665
Investments and Fed Funds Sold	585,313	405,802	179,511	66,606
Loans, before allowance for loan losses	1,106,496	981,688	124,808	190,043
Allowance for Loan Losses	(19,160)	(12,245)	(6,915)	(5,464)
Goodwill and Other Intangibles	42,441	1,822	40,619	40,400
Other assets	47,610	44,875	2,735	11,045

Total Assets	$1,878,591	$1,503,920	$374,671	$307,295

Non-interest bearing deposits	$374,744	$277,943	$96,801	$83,048
Interest bearing deposits	1,224,270	1,015,158	209,112	170,951
Other borrowings	12,696	10,438	2,258	—
Other liabilities	21,575	13,832	7,743	10,040
Shareholders' equity	245,306	186,549	58,757	43,256

Total Liabilities and Shareholders' equity	$1,878,591	$1,503,920	$374,671	$307,295

        Investment Securities.    Fed funds sold represent $50.0 million of the $585.3 million portfolio noted above. Of the remaining $535.3 million, 7% is invested in U.S. Treasury securities, 39% is invested in U.S. Government agency obligations, 50% is invested in securities issued by states and political subdivisions in the U.S. and 4% is invested in mortgage-backed securities and other securities. Seventy-three percent of all investment securities mature prior to December 31, 2006. Approximately 32% of the portfolio matures in less than one year. The Bank's investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 17 years. The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

        Capital Resources.    The Company announced on May 1, 2002 that it has authorized a stock repurchase program for up to five percent (5%) of its outstanding shares. Based on current outstanding shares, the buyback may result in the purchase of up to approximately 1,203,580 shares. These repurchases will be made from time to time by the Company in the open market or in block purchases or in privately negotiated transactions in compliance with the Securities and Exchange Commission rules. The program began in early May 2002 and is expected by Management to be effective for one year. The Company's previous stock repurchase program began in April 2000 and saw the repurchase of 1,130,000 shares of stock. The new authorization allowed the Company to continue its buy-back program uninterrupted. During 2002 the Company repurchased a total of 24,481 shares in the first quarter and an additional 75,457 shares in the second quarter for a total of 99,938 shares in the first half of 2002. In the comparable 2001 period, the Company repurchased 112,486 shares in the first quarter and 74,126 shares in the second quarter for a total of 186,612 shares repurchased.

        Total stockholders' equity increased from $186.5 million at June 30, 2001 to $245.3 million at June 30, 2002. Changes in stockholders' equity over this 12 month period includes activity outlined in the following table:

	Common Stock & Surplus	Undivided Profits	Accumulated Comprehensive Income, Net	Total
Ending Equity at June 30, 2001	48,909	133,549	4,091	186,549

Net Income		14,078		14,078
Common Stock Repurchased	(4,520)			(4,520)
Stock Options Exercised	583			583
Regular Dividends		(4,370)		(4,370)
Chg. Accumulated Other Comprehensive Income (FAS 115)			2,331	2,331
Merger with American Commercial Bank	39,178			39,178
Fair market value of stock options issued in connection with merger	722			722

Ending Equity at December 31, 2001	84,872	143,257	6,422	234,551

Net Income		14,054		14,054
Common Stock Repurchased	(1,827)			(1,827)
Stock Options Exercised	719			719
Regular Dividends		(4,813)		(4,813)
Chg. Accumulated Other Comprehensive Income (FAS 115)			2,622	2,622

Ending Equity at June 30, 2002	83,764	152,498	9,044	245,306

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

        The Company has adequate liquidity at the present time. Its loan to deposit ratio at June 30, 2002 was 69.2% versus 75.9% one year earlier. The Bank's internally calculated liquidity ratio stands at 38.6% at June 30, 2002, which is above its minimum policy of 15% and above the 32.4% level of June 30, 2001. This ratio is calculated by combining cash, fed funds sold and securities, less securities pledged, divided by total liabilities. Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

        Off Balance Sheet Transactions.    The Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $29.2 million at June 30, 2002, down from $37.9 million one year earlier. Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $371.1 million, which was down from the $421.2 million outstanding one year earlier.

        There are no Special Purpose Entity ("SPE") trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

        Critical Accounting Policies and Estimates.    This "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as, disclosures included elsewhere in this Form 10-Q, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of the more significant accounting policies of the Company can be found in Footnote One to the financial statements which is included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Additionally, because it involves some of the more significant judgments and estimates used in preparation of the consolidated financial statements, the reader's attention is directed to the earlier section on page 11 addressing the allowance for loan losses.

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

Item 3—Quantitative and Qualitative Disclosure About Market Risk

        The Bank's risk exposure to changes in interest rates is minimal. A recent review of the potential changes in the Bank's net interest income over a 12 month time horizon showed that it could fluctuate under very extreme alternative rate scenarios from between +6.0% and—12.6% of the base case (rates unchanged). The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management feels that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

        The following table presents a summary of the Bank's net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant	-12.6%
(Prime down to 2.00% within 8 months)
Rates Down Significant	-6.1%
(Prime down to 2.75% within 10 months)
Rates Down Modestly	-2.5%
(Prime down to 3.75% within 10 months)
Base Case—Rates Unchanged	—
(Prime unchanged at 4.75% over 12 months)
Rates Up Modestly	+2.0%
(Prime up to 5.75% within 10 months)
Rates Up Aggressive	+3.1%
(Prime up to 6.75% within 10 months)
Rates Up Very Aggressive	+6.0%
(Prime up to 8.75% over 12 months)

        Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $810.5 million) interest is based on rates set at the discretion of Management ranging from 0.25% to 1.18%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments. These characteristics are the main reasons that a 2.75% decline in Prime decreases net interest income by 12.6% while a 4% increase in Prime increases net interest income 6.0%.

        It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and Management's responses. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, and excluding the first half of 2002, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.77% to a high of 6.44% (not taxable equivalent). The Bank's net interest margin in the second quarter of 2002 of 5.45% is certainly below average by these historical standards. Based on the scenarios above, the net interest margin under the alternative scenarios ranges from 5.00% to 6.06%. Management feels this range of scenarios is appropriate in view of its historical performance, but no assurances can be given that actual experience will fall within this range.

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

Item 4—Submission of Matters to a Vote of Security Holders

        On May 16, 2002, at the Company's regular Annual Meeting, Shareholders re-elected four persons to the Company's Board of Directors whose terms were expiring. Re-elected to the Board were Gregory R. Morris, Robert J. Logomarsino, William L. Snelling, and Carrol R. Pruett with no Director receiving less than 80% of the total outstanding shares of the Company. Additionally, Director Raymond E. Jones, whose term also expired, chose to retire and the Board opted not to select a candidate to run for his vacated position. Mr. Jones was elected to the position of Director Emeritus. No other items were submitted to the Shareholders during the second quarter of 2002.

Item 5—Other Information

        Not applicable.

Item 6—Exhibits and Reports on Form 8-K

  A)
  Exhibits

Exhibit No.	Exhibit
99.1	Certification
  B)
  Reports on Form 8-K

    During the second quarter of 2002, the Company filed two reports on Form 8-K. The first report filed pursuant to Item 5 on May 1, 2002, announced that the Board of Directors had authorized a stock repurchase program for up to an additional five percent (5%) of the outstanding shares, or approximately 1,203,580 shares. The program, begun in May, is expected to be effective for one year and would involve repurchases from time to time by the Company in the open market or in block purchases or in privately negotiated transactions in compliance with the Securities and Exchange Commission (SEC) rules. The second report filed pursuant to Item 4 on May 15, 2002 announced that the Audit Committee of the Company had decided to terminate the engagement with Arthur Andersen, LLP as its independent auditor. The Company has engaged PricewaterhouseCoopers LLP.

SIGNATURES

        Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-STATE BANCSHARES (registrant)

Date: August 8, 2002	By:	/s/ JAMES W. LOKEY JAMES W. LOKEY President Chief Executive Officer

Date: August 8, 2002	By:	/s/ JAMES G. STATHOS JAMES G. STATHOS Executive Vice President Chief Financial Officer

Exhibit Index

Exhibit	Description
99.1	Certification

QuickLinks

FORM 10-Q
Index
PART I—FINANCIAL INFORMATION
  Item 1—Financial Statements
Consolidated Statements of Financial Position
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  NOTE A—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION
  NOTE B—EARNINGS PER SHARE
  NOTE C—RECENT ACCOUNTING PRONOUNCEMENTS
  NOTE D—OTHER INTANGIBLE ASSETS
  NOTE E—GOODWILL
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
Exhibit Index