Form 10-Q
period 2002-09-30
MID-STATE BANCSHARES
filed 2002-11-12
CIK 1027324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2002.

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

Common Stock, no par value
(Title of class)

Check whether the Bank (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of November 5, 2002, the aggregate market value of the common stock held by non-affiliates of the Company was: $406,644,982.

Number of shares of common stock of the Company outstanding as of November 5, 2002: 23,790,233 shares.

Mid-State Bancshares
September 30, 2002
Index

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements

Mid-State Bancshares
Consolidated Statements of Financial Position
(Unaudited—figures in 000's)

	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001
ASSETS
Cash and Due From Banks	$110,454	$102,970	$95,742
Fed Funds Sold	5,000	73,000	72,000
Securities Available For Sale	632,124	451,345	441,492
Loans, Net of Unearned Income	1,109,944	1,149,703	1,176,486
Allowance for Loan Losses	(17,465)	(19,073)	(18,238)

Net Loans	1,092,479	1,130,630	1,158,248
Premises and Equipment, Net	24,555	25,851	26,047
Accrued Interest Receivable	13,700	11,060	12,797
Investments in Real Estate, Net	200	233	231
Goodwill	33,448	33,448	35,383
Other Intangibles	8,806	9,294	6,894
Other Assets	7,256	15,833	14,857

Total Assets	$1,928,022	$1,853,664	$1,863,691

LIABILITIES AND EQUITY
Non Interest Bearing Demand	$391,350	$367,370	$359,628
NOW Accounts, Money Market and Savings Deposits	842,791	769,173	765,555
Time Deposits Under $100	253,391	280,667	287,333
Time Deposits $100 or More	151,805	166,956	177,220

Total Deposits	1,639,337	1,584,166	1,589,736
Other Borrowings	11,573	17,714	14,238
Allowance for Losses— Unfunded Commitments	1,687	1,586	2,297
Accrued Interest Payable and Other Liabilities	23,515	15,647	23,678

Total Liabilities	1,676,112	1,619,113	1,629,949
Shareholders' Equity:
Common Stock, No Par Value:
Authorized—100,000 shares
Outstanding—23,839, 24,089 and 24,197, respectively	80,098	84,872	87,346
Undivided Profits	157,200	143,257	137,184
Accumulated Other Comprehensive Income, Net of Taxes	14,612	6,422	9,212

Total Equity	251,910	234,551	233,742

Total Liabilities and Equity	$1,928,022	$1,853,664	$1,863,691

Mid-State Bancshares
Consolidated Statements of Income
(Unaudited—figures in 000's except earnings per share data)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2002	2001	2002	2001
Interest Income:
Interest and fees on loans	$20,771	$24,279	$64,307	$68,482
Interest on investment securities	—
U.S. Treasury securities	296	328	1,068	1,337
U.S. Government agencies and corporations	2,579	1,482	6,383	3,786
Obligations of states and political Subdivisions and other securities	3,175	3,093	9,454	9,501
Interest on fed funds sold and other	343	720	1,013	1,540

Total Interest Income	27,164	29,902	82,225	84,646

Interest Expense:
Interest on NOW, money market and savings	1,364	2,043	3,867	6,327
Interest on time deposits less than $100	1,694	2,734	5,811	8,807
Interest on time deposits of $100 or more	907	1,579	3,137	5,191
Interest on mortgages, other	56	71	163	191

Total Interest Expense	4,021	6,427	12,978	20,516

Net Interest Income before provision	23,143	23,475	69,247	64,130
Less: Provision for loan losses	—	3,200	600	3,800

Net Interest Income after provision	23,143	20,275	68,647	60,330

Other Operating Income:
Service charges and fees	2,155	1,920	6,584	5,818
Other non-interest income	4,020	3,265	11,318	9,961

Total Other Operating Income	6,175	5,185	17,902	15,779

Other Operating Expense:
Salaries and employee benefits	9,122	8,588	27,634	25,022
Occupancy and furniture	2,873	2,187	8,277	6,607
Other operating expenses	6,272	5,773	17,573	16,267

Total Other Operating Expense	18,267	16,548	53,484	47,896

Income Before Taxes	11,051	8,912	33,065	28,213
Provision for income taxes	3,965	3,317	11,925	9,294

Net Income	$7,086	$5,595	$21,140	$18,919

Earnings per share—basic	$0.30	$0.26	$0.88	$0.86
—diluted	$0.29	$0.25	$0.85	$0.84
Dividends per share	$0.10	$0.09	$0.30	$0.27

Mid-State Bancshares
Consolidated Statements of Comprehensive Income
(Unaudited—figures in 000's)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2002	2001	2002	2001
Net Income	$7,086	$5,595	$21,140	$18,919
Unrealized gains on securities available for sale:
Unrealized holding gains arising during period	9,301	8,542	13,662	13,412
Reclassification adjustment for (gains) included in net income	(21)	(6)	(12)	(69)

Other comprehensive income, before tax	9,280	8,536	13,650	13,343
Income tax provision related to items in comprehensive income	3,712	3,415	5,460	5,338

Other Comprehensive Income, Net of Taxes	5,568	5,121	8,190	8,005

Total Comprehensive Income	$12,654	$10,716	$29,330	$26,924

Mid-State Bancshares
Consolidated Statements of Cash Flows
(Unaudited—figures in 000's)

	Nine Month Period Ended September 30,
	2002	2001
OPERATING ACTIVITIES
Net income	$21,140	$18,919
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	3,800
Depreciation	3,277	2,941
Net amortization of premiums/discounts	2,863	785
Amortization of other intangibles	960	73
Increase in mortgage servicing rights	(472)	(277)
Change in deferred loan fees	(32)	717
Changes in assets and liabilities:
Accrued interest receivable	(2,640)	(43)
Other assets, net	3,117	(226)
Other liabilities	7,969	(3,492)

Net cash provided by operating activities	36,782	23,197

INVESTING ACTIVITIES
Net cash proceeds from investment in real estate	33	(3)
Proceeds from sales and maturities of investments	73,280	115,512
Purchases of investments	(243,272)	(122,378)
Decrease (increase) in loans	37,583	(69,202)
Cash acquired in acquisition, net of cash used	—	53,308
Purchases of premises and equipment, net	(1,981)	(30)

Net cash used in investing activities	(134,357)	(22,793)

FINANCING ACTIVITIES
Increase in deposits	55,171	104,576
Decrease in other borrowings	(6,141)	(16,002)
Exercise of stock options	792	379
Cash dividends paid	(7,197)	(5,898)
Retirement of company stock	(5,566)	(4,705)

Net cash provided by financing activities	37,059	78,350

(Decrease) increase in cash and cash equivalents	(60,516)	78,754
Cash and cash equivalents, beginning of period	175,970	88,988

Cash and cash equivalents, end of period	$115,454	$167,742

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,364	$20,247
Cash paid during the period for taxes on income	9,500	8,700

Supplemental disclosure of cash flow information (continued):
(Unaudited—figures in 000's)

	Nine Month Period Ended September 30,
	2002	2001
ACQUISITIONS
The following table outlines the assets acquired, liabilities assumed and cash paid:
Fair value of assets acquired	$—	$292,901
Goodwill created in acquisition	—	34,135
Liabilities assumed	—	(255,536)

Acquisition price	—	71,500
Less:
Common stock issued	—	(39,900)
Amounts payable to Americorp shareholders and other accruals	—	(8,502)

Cash paid	—	(23,098)
Cash acquired	—	76,406

Cash acquired, net of cash paid	$—	$53,308

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

	Three Month Period Ended Sept. 30, 2002			Three Month Period Ended Sept. 30, 2001
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$7,086	$5,595
Basic Earnings Per Share:
Income available to Common Shareholders	$7,086	23,924	$0.30	$5,595	21,827	$0.26
Effect of dilutive securities:
Stock Options		891			599
Diluted Earnings Per Share:
Income available to Common Shareholders	$7,086	24,815	$0.29	$5,595	22,426	$0.25

	Nine Month Period Ended Sept. 30, 2002			Nine Month Period Ended Sept. 30, 2001
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$21,140			$18,919
Basic Earnings Per Share:
Income available to Common Shareholders	$21,140	24,026	$0.88	$18,919	21,894	$0.86
Effect of dilutive securities:
Stock Options		834			520
Diluted Earnings Per Share:
Income available to Common Shareholders	$21,140	24,860	$0.85	$18,919	22,414	$0.84

NOTE C—RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations accounted for by the purchase method completed after June 30, 2001. SFAS No. 141 requires all business combinations be accounted for using the purchase method. The acquisition of Americorp, the parent company of American Commercial Bank, during the third quarter of 2001 was accounted for in accordance with SFAS No. 141. Management adopted all other provisions of SFAS No. 141 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's results of operations or financial condition.

        SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, rather goodwill will be subject to at least an annual assessment for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with a provision that states goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 should not be amortized. Management adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 resulted in $1,672,000 not being recognized as amortization expense for the nine month period ended September 30, 2002.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan as required under EITF Issue No. 94-3. SFAS No. 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS No. 146 is effective for the Company for exit or disposal activities that are initiated after

December 31, 2002. The implementation of SFAS No. 146 is not expected to have a material impact on the Company's financial statements.

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and FASB Interpretation No. 9, "Applying APB Opinions Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72 and FASB Interpretation No. 9. SFAS No. 147 also amends SFAS No. 144 to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of SFAS No. 147 are effective October 1, 2002. Management does not anticipate the adoption of SFAS No. 147 having a material impact on the Company's results of operations or financial condition.

NOTE D—OTHER INTANGIBLE ASSETS

        The following is a summary of the Company's other intangible assets. Figures are in thousands (unaudited).

	Sept. 30, 2002			Sept. 30, 2001
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization		Net Carrying Amount
Core Deposit Intangible	$8,869	$(1,100)	$7,769	$6,266	$	(—)	$6,266
Originated Mortgage
Servicing Rights	1,633	(596)	1,037	955		(327)	628

Total Other
Intangible Assets	$10,502	$(1,696)	$8,806	$7,221		$(327)	$6,894

	Dec. 31, 2001
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangible	$8,869	$(296)	$8,573
Originated Mortgage
Servicing Rights	1,161	(440)	721

Total Other
Intangible Assets	$10,030	$(736)	$9,294

Aggregate Amortization Expense of Other Intangible Assets ($ in 000's):

	Three Month Period Ended Sept. 30,		Nine Month Period Ended Sept. 30,
	2002	2001	2002	2001
Amortization of Core Deposit Intangible	$268	$—	$804	$—
Amortization of Originated Mortgage Servicing Rights	77	32	156	73

Total aggregate amortization expense	$345	$32	$960	$73

        The projected amortization expense for intangible assets, assuming no further acquisitions or dispositions, is approximately $1.3 million per year over the next five years.

NOTE E—GOODWILL

        No changes in the carrying amount of goodwill occurred in either the three month period or nine month period ended September 30, 2002.

        The following table presents net income and basic and diluted earnings per common share, adjusted to reflect results as if the non-amortization provisions of SFAS 142 had not been in effect for the periods presented:

	Three Month Period Ended Sept. 30,		Nine Month Period Ended Sept. 30,
	2002	2001	2002	2001
Net Income:
Reported net income	$7,086	$5,595	$21,140	$18,919
Less: Amortization of Goodwill, net of taxes	(323)	—	(970)	—

Adjusted Net Income	$6,763	$5,595	$20,170	$18,919

Basic earnings per share:
Reported basic earnings per share	$0.30	$0.26	$0.88	$0.86
Less: Amortization of Goodwill, net of taxes	(0.02)	—	(0.04)	—

Adjusted basic earnings per share	$0.28	$0.26	$0.84	$0.86

Diluted earnings per share:
Reported diluted earnings per share	$0.29	$0.25	$0.85	$0.84
Less: Amortization of Goodwill, net of taxes	(0.02)	—	(0.04)	—

Adjusted diluted earnings per share	$0.27	$0.25	$0.81	$0.84

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        Selected Financial Data—Summary.    The following table provides certain selected financial data as of and for the three and nine month periods ended September 30, 2002 and 2001 (unaudited).

	Quarter Ended		Year-to-Date
(Unaudited in thousands, except per share data)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Interest Income (not taxable equivalent)	$27,164	$29,902	$82,225	$84,646
Interest Expense	4,021	6,427	12,978	20,516

Net Interest Income	23,143	23,475	69,247	64,130
Provision for Loan Losses	—	3,200	600	3,800

Net Interest Income after provision for loan losses	23,143	20,275	68,647	60,330
Non-interest income	6,175	5,185	17,902	15,779
Non-interest expense—operating	18,267	16,548	53,484	47,896

Income before income taxes	11,051	8,912	33,065	28,213
Provision for income taxes	3,965	3,317	11,925	9,294

Net Income	$7,086	$5,595	$21,140	$18,919

Per share:
Net Income—basic	$0.30	$0.26	$0.88	$0.86
Net Income—diluted	$0.29	$0.25	$0.85	$0.84
Weighted average shares used in Basic E.P.S.	23,924	21,827	24,026	21,894
Weighted average shares used in Diluted E.P.S.	24,815	22,426	24,860	22,414
Cash dividends	$0.10	$0.09	$0.30	$0.27
Book value at period-end			$10.57	$9.66
Tangible Book value at period-end			$8.79	$7.91
Ending Shares			23,839	24,197
Financial Ratios
Return on assets	1.47%	1.44%	1.51%	1.71%
Return on tangible assets	1.50%	1.44%	1.54%	1.71%
Return on equity	11.31%	11.70%	11.69%	13.64%
Return on tangible equity	13.63%	11.84%	14.18%	13.78%
Net interest margin (not taxable equivalent)	5.28%	6.48%	5.43%	6.26%
Net interest margin (taxable equivalent yield)	5.61%	6.77%	5.74%	6.57%
Net loan losses to avg. loans	0.62%	0.80%	0.25%	0.28%
Efficiency ratio	62.3%	57.7%	61.4%	59.9%
Period Averages
Total Assets	$1,914,466	$1,542,430	$1,877,434	$1,477,056
Total Tangible Assets	1,872,173	1,540,171	1,834,976	1,475,133
Total Loans & Leases	1,081,936	974,885	1,112,715	951,568
Total Earning Assets	1,739,554	1,438,098	1,705,685	1,370,051
Total Deposits	1,641,953	1,330,620	1,610,677	1,273,122
Common Equity	248,608	189,679	241,725	185,448
Common Tangible Equity	206,315	187,420	199,267	183,525

(unaudited in thousands)	Sept. 30, 2002	Sept. 30, 2001
Balance Sheet—At Period-End
Cash and due from banks	$110,454	$95,742
Investments and Fed Funds Sold	637,124	513,492
Loans, net of deferred fees, before allowance for loan losses	1,109,944	1,176,486
Allowance for Loan Losses	(17,465)	(18,238)
Goodwill and Other Intangibles	42,254	42,277
Other assets	45,711	53,932

Total Assets	$1,928,022	$1,863,691

Non-interest bearing deposits	$391,350	$359,628
Interest bearing deposits	1,247,987	1,230,109
Other borrowings	11,573	14,238
Allowance for losses—unfunded commitments	1,687	2,297
Other liabilities	23,515	23,677
Shareholders' equity	251,910	233,742

Total Liabilities and Shareholders' equity	$1,928,022	$1,863,691

Asset Quality & Capital—At Period-End
Non-accrual loans	$10,729	$6,845
Loans past due 90 days or more	4	243
Other real estate owned	—	—

Total non-performing assets	$10,733	$7,088
Loan loss allowance to loans, gross (1)	1.7%	1.7%
Non-accrual loans to total loans, gross	1.0%	0.6%
Non-performing assets to total assets	0.6%	0.4%
Allowance for loan losses to non-performing loans (1)	178.4%	289.7%
Equity to average assets (leverage ratio)	10.5%	12.2%
Tier One capital to risk-adjusted assets	14.5%	13.2%
Total capital to risk-adjusted assets	15.7%	14.4%
(1)
Includes allowance for loan losses and allowance for losses — unfunded commitments

        Performance Summary.    The Company posted net income of $7.1 million for the three months ended September 30, 2002, compared to $5.6 million earned in the like 2001 period. Diluted earnings per share were $0.29 in the third quarter of 2002 compared to $0.25 in the like period one year earlier. These earnings represent an annualized return on assets of 1.47% and 1.44%, respectively, for the comparable 2002 and 2001 periods. The annualized return on equity was 11.31% for the third quarter of 2002 compared to 11.70% in the third quarter of 2001.

        For the nine months year-to-date, the Company posted net income of $21.1 million compared to $18.9 million earned in the like 2001 period. Diluted earnings per share were $0.85 compared to $0.84 in the like period one year earlier. The annualized return on assets for the first nine months is 1.51% and 1.71%, respectively, for the comparable 2002 and 2001 periods. The annualized return on equity was 11.69% for the nine months year-to-date in 2002 compared to 13.64% in 2001. When adjusted for the additional goodwill and other intangibles outstanding as a result of the Company's merger with Americorp and it's wholly owned subsidiary, American Commercial Bank of Ventura (collectively "Americorp"), return on tangible equity was 14.18% for the first nine months of 2002 compared to 13.78% in the like 2001 period.

        Net Interest Income.    The following tables delineate the impacts of changes in the volume of earning assets, changes in the volume of interest bearing liabilities, and changes in interest rates on net interest income for both the nine month and three month periods ended September 30, 2002 and 2001.

	9 Months 2002			9 Months 2001			2002 Compared to 2001 Composition of Change
							Change Due To:
dollars in 000's	Average Balance	Interest Income/ Expense	Average Yield / Rate	Average Balance	Interest Income/ Expense	Average Yield / Rate			Total Change
							Volume	Rate
EARNING ASSETS:
Loans	1,112,715	64,307	7.73%	951,568	68,482	9.62%	13,979	(18,154)	(4,175)
Investment Securities	507,699	16,905	4.45%	366,006	14,624	5.34%	6,939	(4,658)	2,281
Fed Funds, Other	85,271	1,013	1.59%	52,477	1,540	3.92%	904	(1,431)	(527)
TOTAL EARNING ASSETS	1,705,685	82,225	6.45%	1,370,051	84,646	8.26%	21,822	(24,243)	(2,421)
INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	1,189,962	3,867	0.43%	635,484	6,327	1.33%	4,895	(7,355)	(2,460)
Time Deposits	424,193	8,948	2.82%	375,678	13,998	4.98%	1,893	(6,943)	(5,050)
Interest Bearing Deposits	1,614,155	12,815	1.06%	1,011,162	20,325	2.69%	6,788	(14,298)	(7,510)
Other Borrowings	8,086	163	2.70%	5,808	191	4.40%	81	(109)	(28)
TOTAL INTEREST BEARING LIABILITIES	1,622,241	12,978	1.07%	1,016,970	20,516	2.70%	6,869	(14,407)	(7,538)
NET INTEREST INCOME	1,705,685	69,247	5.43%	1,370,051	64,130	6.26%	14,953	(9,836)	5,117

	3 Months 2002			3 Months 2001			2002 Compared to 2001 Composition of Change
							Change Due To:
dollars in 000's	Average Balance	Interest Income/ Expense	Average Yield / Rate	Average Balance	Interest Income/ Expense	Average Yield / Rate			Total Change
							Volume	Rate
EARNING ASSETS:
Loans	1,081,936	20,771	7.62%	974,885	24,279	9.88%	9,365	(12,873)	(3,508)
Investment Securities	573,403	6,050	4.19%	379,529	4,903	5.13%	9,026	(7,879)	1,147
Fed Funds, Other	84,215	343	1.62%	83,684	720	3.41%	13	(390)	(377)
TOTAL EARNING ASSETS	1,739,554	27,164	6.09%	1,438,098	29,902	8.26%	18,404	(21,142)	(2,738)
INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	840,885	1,364	0.64%	669,995	2,043	1.21%	1,584	(2,263)	(679)
Time Deposits	410,557	2,601	2.51%	383,139	4,313	4.47%	957	(2,669)	(1,712)
Interest Bearing Deposits	1,251,442	3,965	1.26%	1,053,134	6,356	2.39%	2,541	(4,932)	(2,391)
Other Borrowings	8,035	56	2.77%	7,542	71	3.73%	16	(31)	(15)
TOTAL INTEREST BEARING LIABILITIES	1,259,477	4,021	1.27%	1,060,676	6,427	2.40%	2,557	(4,963)	(2,406)
NET INTEREST INCOME	1,739,554	23,143	5.28%	1,438,098	23,475	6.48%	15,847	(16,179)	(332)

        Mid-State's annualized yield on interest earning assets was 6.45% for the first nine months of 2002 (6.76% on a taxable equivalent basis) and 6.20% (6.53% on a taxable equivalent basis) for the third quarter of 2002. This compares to 8.26% in the nine month 2001 period (8.57% on a taxable equivalent basis) and 8.25% in the third quarter of 2001 (8.54% on a taxable equivalent basis). The decrease in yield is related to the general decline in interest rates. The Prime Rate, to which many of the Bank's loans are tied, was steady at 4.75% in the first nine months of 2002 compared to an average of 7.50% in the 2001 period. The decrease in yield was magnified by virtue of the $2.8 million recovery of interest on loans previously charged-off which was realized in the third quarter of 2001 and was of a non-recurring nature. Annualized interest expense as a percent of earning assets has also declined from the prior year. In the first nine months of 2001, annualized interest expense represented 2.00% of earning assets compared to 1.02% in this year's first nine month period. Similarly, the annualized interest expense in the third quarter of this year was 0.92% compared to 1.77% in the like quarter of 2001. The following table delineates the components of net interest income, both as reported and as adjusted for the non-recurring recovery, covering the three month and nine month periods of 2002 and 2001 on a taxable equivalent and non taxable equivalent basis.

  Not Taxable Equivalent

	Q3-2002	As Reported Q3-2001	As Adjusted* Q3-2001	9 Mos "02	As Reported 9 Mos "01	As Adjusted* 9 Mos "01
Interest Income	6.20%	8.25%	7.48%	6.45%	8.26%	7.99%
Interest Expense	0.92%	1.77%	1.77%	1.02%	2.00%	2.00%

Net Interest Income	5.28%	6.48%	5.71%	5.43%	6.26%	5.99%

  Taxable Equivalent Basis

	Q3-2002	As Reported Q3-2001	As Adjusted* Q3-2001	9 Mos "02	As Reported 9 Mos "01	As Adjusted* 9 Mos "01
Interest Income	6.53%	8.54%	7.76%	6.76%	8.57%	8.30%
Interest Expense	0.92%	1.77%	1.77%	1.02%	2.00%	2.00%

Net Interest Income	5.61%	6.77%	5.99%	5.74%	6.57%	6.30%
  *
  Excludes the non-recurring recovery of $2.8 million of interest income on loans previously charged-off and recovered in the third quarter of 2001.

        Overall, Mid-State's annualized net interest income, when adjusted for the non-recurring recovery and expressed as a percent of earning assets, decreased from 5.99% for the nine month period of 2001 (6.30% on a taxable equivalent basis) to 5.43% in the comparable 2002 period (5.74% on a taxable equivalent basis). For the third quarter of 2002 compared to the third quarter of 2001, net interest income when adjusted for the non-recurring recovery and expressed as a percent of earning assets, decreased from 5.71% (5.99% taxable equivalent) to 5.28% (5.61% taxable equivalent).

        Average earning assets for the nine months ended September 30, 2002 increased from the like 2001 period ($1,705.7 million compared to $1,370.1 million). Average deposits in this same time-frame were up $337.6 million ($1,610.7 million compared to $1,273.1 million). In comparing third quarter 2002 to third quarter 2001, average earning assets increased from $1,438.1 million one year ago to $1,739.6 million and average deposits increased $311.4 million from $1,330.6 million one year ago to $1,642.0 million. The increases in average balances noted are to a large extent the result of the

Company's Americorp acquisition. That merger was effective near the very end of the third quarter on September 28, 2001 and as a result, the quarterly and 9 month year-to-date average balances in 2001 were not significantly influenced by the addition of the Americorp totals. However, in 2002, the averages fully reflect the addition of the Americorp totals.

        Provision and Allowance for Loan Losses.    The Bank made a provision to the allowance for loan losses of $600 thousand in the first nine months of 2002. The Bank provided $3.8 million in the comparable 2001 period. The effects of an economic slowdown in 2001 prompted management to re-evaluate the allowance for loan losses. Accordingly management recommended, and the Board of Directors authorized, an additional $2.9 million provision for loan losses during the third quarter of that year. On a quarterly basis, management performs an analysis of the adequacy of the allowance for loan losses. The results of this analysis for the quarter ended September 30, 2002 determined that the allowance was adequate to cover losses inherent in the portfolio and therefore no additional provision for loan losses was recorded in the quarter.

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

        The $19.2 million total allowance for credit losses is approximately 178% of the level of non performing assets which stand at $10.7 million. This compares to one year earlier when the allowance for credit losses stood at $20.5 million which was 290% of the $7.1 million in non performing assets at that time. The decline in the ratio was thus a result of an increase in non performing assets coupled with a decrease in the level of the reserve relative to one year ago. Non performing assets consist of loans on non-accrual, accruing loans 90 days or more past due, and other real estate owned.

        Management believes that the allowance, which stands at 1.7% of total loans at September 30, 2002, the same as the 1.7% level one year earlier, is adequate to cover inherent losses. While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty how and under what terms, problem assets will be resolved.

        Changes in the allowance for loan losses for the periods ended September 30, 2002 and 2001 are as follows (in thousands):

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2002	2001	2002	2001
Allowance for loan losses at beginning of period	$19,160	$12,245	$20,659	$13,280
Provision for loan losses	—	3,200	600	3,800
Reclassification of allowance for losses—unfunded commitments	—	(703)	(1,687)	(2,297)
Loans charged off	(1,882)	(2,124)	(2,669)	(2,548)
Recoveries of loans previously charged-off	187	156	562	539
Acquisition of allowance for loan losses—Americorp	—	5,464	—	5,464

Allowance for loan losses at end of period	$17,465	$18,238	$17,465	$18,238
Allowance for losses— unfunded commitments	1,687	2,297	1,687	2,297

Balance at end of period	$19,152	$20,535	$19,152	$20,535

        At September 30, 2002, the recorded investment in loans, which have been identified as impaired, totaled $11,843,000. Of this amount, $9,814,000 related to loans with no valuation allowance and $2,029,000 related to loans with a corresponding valuation allowance of $431,000. Impaired loans totaled $7,568,000 at September 30, 2001. Of that amount, $4,531,000 related to loans with no valuation allowance and $3,036,000 related to loans with a corresponding valuation allowance of $1,204,000. The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position. For the quarter ended September 30, 2002, the average recorded investment in impaired loans was $12,959,000, compared to $8,224,000 in the 2001 period. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

        Non-interest Income.    Non-interest income for the first nine months of 2002 was $17.9 million, up from $15.8 million earned in the same 2001 period, an increase of 13.3%. The increase was primarily related to improved service charge income of $766 thousand over the comparable periods, a $408 thousand increase in ATM and debit card fee income, and a $390 thousand increase in merchant mastercard fee income. The same categories accounted for the overall increase in non-interest income from $5.2 million in the third quarter of 2001 to $6.2 million in the third quarter of 2002.

        Much of these increases in non-interest income are related to the activity generated by the customers of the former American Commercial Bank in Ventura. That acquisition was completed on September 28, 2001, therefore the Company's income statement for the nine month period ended September 30, 2002 reflected the benefit of Americorp's customers which was, except for two days, not reflected in the comparable period in 2001. Americorp's non interest income was approximately 12% of Mid-State's levels prior to the completion of the merger.

        Non-interest Expense.    Non-interest expense for the first nine months of 2002 totaled $53.5 million compared to $47.9 million in the like 2001 period. This increase was primarily the result of increases in salaries and benefits of approximately $2.6 million and an increase in occupancy expense of $1.7 million as a result of the Americorp merger. In addition, the increase was caused by an increase in merchant mastercard processing charges of $1.0 million and an increase in amortization of core deposit intangibles (due to the amortization of the core deposit intangible created in the merger with Americorp) of $804 thousand. All other categories of expense showed a net $516 thousand decrease.

        For the three months ended September 30, 2002 non-interest expense totaled $18.3 million compared to $16.5 million in the 2001 quarter. This increase was primarily the result of increases in occupancy expense of $686 thousand and an increase in salaries and benefits of $534 thousand. All other categories of expense showed a net $499 thousand increase.

        Provision for Income Taxes.    The year-to-date provision for income taxes was $11.9 million, compared to $9.3 million for the same period in 2001. The effective tax rate in 2002 was 36.1% compared to 32.9% in 2001. The effective tax rate for the first nine months of 2001 is lower than the current year's effective tax rate due to the Company benefiting from the State of California's new Natural Heritage Tax Credit and certain attendant deductions.

        For the three months ended September 30, 2002 the provision for income taxes was $4.0 million, compared to $3.3 million for the same 2001 time frame. The effective tax rate in 2002 was 35.9% compared to 37.2% in 2001. While the statutory combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is usually lower.

        Balance Sheet.    Total assets at September 30, 2002 totaled $1,928.0 million, up 3.5% from the level one year earlier of $1,863.7 million. This growth was fueled primarily by an increase in deposits of 3.1% to $1.639 billion, up from $1.590 billion one year earlier. The growth in deposits was centered in core deposits. While Time Deposits decreased from $464.6 million one year earlier to $405.2 million at period end, all other core deposit categories of Demand, NOW, Money Market and Savings increased to $1.234 billion from $1.125 billion one year earlier. In an ongoing effort to improve earnings, the Company continues to focus its attention on attracting lower cost core deposits and has consciously chosen not to pay the higher rates on certain more expensive Time Deposits. Loan activity over the last year has been slow with loans declining by $66.5 million from $1.176 billion to $1.110 billion at period-end. Other liabilities decreased from $40.2 million at September 30, 2001 to $36.8 million at September 30, 2002. Other borrowings contributed $2.7 million of this decrease. Stockholders' equity increased by $18.2 million when comparing September, 2002 over September, 2001.

        Mid-State Bank's loan to deposit ratio of 67.7% at September 30, 2002 is down from the 74.0% ratio one year earlier. A continued decline in this ratio could result in lower net interest income in future periods. There is ample internal liquidity to fund improvements in this ratio through Mid-State's investment portfolio which is categorized as available for sale.

        Investment Securities and Fed Funds Sold.    Of the $637.1 million portfolio at September 30, 2002, 1% is invested in overnight fed funds sold, 4% is invested in U.S. Treasury securities, 41% is invested in U.S. Government agency obligations, 50% is invested in securities issued by states and political subdivisions in the U.S. and 4% is invested in mortgage-backed securities and other securities. 68% of all investment securities and fed funds sold combined mature within five years. Approximately 25% of investment securities and fed funds sold combined mature in less than one year. The Bank's investment in mortgage-backed securities consist of investments in FNMA, FHLMC and other pass-thru pools which have contractual maturities of up to 30 years. The actual time of repayment will be shorter due to prepayments made on the underlying collateral.

        Capital Resources.    The Company announced on May 1, 2002 that it had authorized a stock repurchase program for up to five percent (5%) of its outstanding shares. Based on the then outstanding shares, the buyback may result in the purchase of up to approximately 1,203,580 shares. These repurchases will be made from time to time by the Company in the open market or in block purchases or in privately negotiated transactions in compliance with the Securities and Exchange Commission rules. The program began in early May 2002 and is expected by Management to be effective for one year. Through September 30, 2002, the Company has purchased 240,296 shares under the new repurchase program. The Company's previous stock repurchase program began in April 2000 and saw the repurchase of 1,130,000 shares of stock. The new authorization allowed the Company to continue its buy-back program uninterrupted. During 2002 the Company repurchased a total of 99,938 shares in the first half of the year and an additional 215,120 shares in the third quarter for a total of 315,058 shares in the first nine months of 2002. In the comparable 2001 period, the Company repurchased 186,612 shares in the first half of the year and 126,944 shares in the third quarter for a total of 313,556 shares repurchased for the nine month period.

        Total stockholders' equity increased from $233.7 million at September 30, 2001 to $251.9 million at September 30, 2002. Changes in stockholders' equity over this 12 month period includes activity outlined in the following table:

	Common Stock & Surplus	Undivided Profits	Accumulated Comprehensive Income	Total Equity
Ending Equity at September 30, 2001	$87,346	$137,184	$9,212	$233,742
Net Income		8,483		8,483
Common Stock Repurchased and Retired	(2,809)			(2,809)
Stock Options Exercised	335			335
Dividends Declared		(2,410)		(2,410)
Change in Accumulated Other Comprehensive Income			(2,790)	(2,790)

Ending Equity at December 31, 2001	84,872	143,257	6,422	234,551
Net Income		21,140		21,140
Common Stock Repurchased and Retired	(5,566)			(5,566)
Stock Options Exercised	792			792
Dividends Declared		(7,197)		(7,197)
Change in Accumulated Other Comprehensive Income			8,190	8,190

Ending Equity at September 30, 2002	$80,098	$157,200	$14,612	$251,910

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

        The Bank has adequate liquidity at the present time. Its loan to deposit ratio at September 30, 2002 was 67.7% versus 74.0% one year earlier. The Bank's internally calculated liquidity ratio stands at 40.6% at September 30, 2002, which is above its minimum policy of 15% and above the 33.3% level as of September 30, 2001. This ratio is calculated by combining cash, fed funds sold, and securities, less securities pledged, divided by total liabilities. Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

        Off Balance Sheet Transactions.    The Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $35.7 million at September 30, 2002, up from $30.9 million one year earlier. Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $556.5 million at September 30, 2002, which is up from the $461.6 million outstanding one year earlier.

        There are no Special Purpose Entity ("SPE") trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments.

        Critical Accounting Policies and Estimates    This "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as, disclosures included elsewhere in this Form 10-Q, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of the more significant accounting policies of the Company can be found in Footnote One to the financial statements which is included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Additionally, because it involves some of the more significant judgments and estimates used in preparation of the consolidated financial statements, the reader's attention is directed to the earlier section on page 14 addressing the allowance for loan losses.

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

Item 3—Quantitative and Qualitative Disclosure About Market Risk

        The Bank's risk exposure to changes in interest rates is not expected to be significant. A recent review of the potential changes in the Bank's net interest income over a 12 month time horizon showed that it could fluctuate under very extreme alternative interest rate assumptions, which are set at the discretion of Management, from between +6.6% and —11.8% of the base case (rates unchanged). The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management feels that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

        The following table presents a summary of the Bank's net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant (Prime down to 2.00% within 8 months)	-11.8%
Rates Down Significant (Prime down to 2.75% within 10 months)	-5.7%
Rates Down Modestly (Prime down to 3.75% within 10 months)	-3.0%
Base Case—Rates Unchanged (Prime unchanged at 4.75% over 12 months)	—
Rates Up Modestly (Prime up to 5.75% within 10 months)	+2.2%
Rates Up Aggressive (Prime up to 6.75% within 10 months)	+3.6%
Rates Up Very Aggressive (Prime up to 8.75% over 12 months)	+6.6%

        Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $842.8 million) interest is based on rates set at the discretion of Management ranging from 0.25% to 1.04%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments. These characteristics are the main reasons that a 2.75% decline in Prime decreases net interest income by 11.8% while a 4% increase in Prime increases net interest income 6.6%.

        It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and Management's responses. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, and excluding the first nine months of 2002, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.77% to a high of 6.44% (not taxable equivalent). The Bank's net interest margin in the third quarter of 2002 of 5.28% is certainly below average by these historical standards. Based on the scenarios above, the net interest margin under the alternative scenarios ranges from 4.54% to 5.50%. Management feels this range of scenarios is appropriate in view of recent performance, but no assurances can be given that actual experience will fall within this range.

        The Bank's exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil. The Bank does not own any instruments within these markets.

Item 4—Controls and Procedures

(a)
Evaluation of disclosure controls and procedures:

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission Filings.

(b)
Changes in internal controls:

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

(c)
Asset-Backed issuers:
Not applicable.

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

Item 4—Submission of Matters to a Vote of Security Holders

        No matters were submitted to the Shareholders for a vote during the third quarter of 2002.

Item 5—Other Information

        On October 31, 2002, the Company lost its Vice Chairman of the Board of Directors as a result of the death of Mr. A.J. Diani.

Item 6—Exhibits and Reports on Form 8-K

  A)
  Exhibits

Exhibit No.	Exhibit
99.1	Certification
  B)
  Reports on Form 8-K

      During the third quarter of 2002, the Company filed one report under Item 4 of Form 8-K. That report, filed on July 15, 2002 reported that on July 12, 2002, the Company announced that it has appointed PricewaterhouseCoopers LLP as the Company's independent accounting firm to replace Arthur Andersen LLP. It further noted that during the years ended December 31, 2001 and 2000, and the interim period between December 31, 2001 and June 30, 2002, the Company did not consult with PricewaterhouseCoopers LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

SIGNATURES

        Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-STATE BANCSHARES (registrant)

Date: November 6, 2002	By:	/s/ JAMES W. LOKEY JAMES W. LOKEY President Chief Executive Officer

Date: November 6, 2002	By:	/s/ JAMES G. STATHOS JAMES G. STATHOS Executive Vice President Chief Financial Officer

CERTIFICATIONS

I, James W. Lokey, President and Chief Executive Officer of Mid-State Bancshares, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Mid-State Bancshares;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	By:	/s/ JAMES W. LOKEY JAMES W. LOKEY President Chief Executive Officer

CERTIFICATIONS

I, James G. Stathos, Executive Vice President and Chief Financial Officer of Mid-State Bancshares, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Mid-State Bancshares;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	By:	/s/ JAMES G. STATHOS JAMES G. STATHOS Executive Vice President Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.
99.1	Certification	28

QuickLinks

FORM 10-Q
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
Item 4—Controls and Procedures
PART II—OTHER INFORMATION
Item 1—Legal Proceedings
Item 2—Changes in Securities and Use of Proceeds
Item 3—Defaults Upon Senior Securities
Item 4—Submission of Matters to a Vote of Security Holders
Item 5—Other Information
Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT INDEX