Form 10-K
period 2002-12-31
MID-STATE BANCSHARES
filed 2003-03-28
CIK 1027324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

None
Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(no par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports) days. Yes /X/    No / /, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). days. /X/     Yes     / / No

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 24, 2003 was $386,315,435.

The number of shares of common stock of the registrant outstanding as of March 24, 2003 was 23,515,537.

The following documents are incorporated by reference herein: Part III, Items 10 through 13 are incorporated from Registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders.

i

PART I

        Certain statements contained in this Annual Report on Form 10-K ("Annual Report"), including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar impact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company's business, economic, political and global changes arising from the terrorist attacks of September 11, 2001 and the conflict in Iraq, and other factors referenced in this report, including in "Item 1. Business—Factors that May Affect Future Results of Operations." The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

        Mid-State Bank & Trust was incorporated under the laws of the State of California and commenced operations on June 12, 1961 as a California state chartered bank. The Bank's accounts are insured by the Federal Deposit Insurance Corporation (FDIC), but it is not a member of the Federal Reserve System. At December 31, 2002 the Company had total assets of $1.935 billion, total deposits of $1.653 billion and total shareholders' equity of $254.1 million.

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

        The Bank is a full-service community bank offering a broad range of banking products and services, including accepting time and demand deposits, originating loans and leases, providing trust services, and making other investments. The Bank originates several types of loans, including secured and unsecured commercial and consumer loans, residential real estate mortgage loans, and residential construction loans. The Bank's loans are primarily short-term and adjustable rate. Special services and requests beyond the lending limits of the Bank are arranged through correspondent banks.

        The Company, through the Bank, derives its income primarily from interest received on loans, and to a lesser extent, from interest on investment securities, fees received in connection with loans and other services offered, including loan servicing and deposit services. The Company's major operating expenses are the interest it pays on deposits and borrowings and general operating expenses. The

Company's operations, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market, the fiscal and regulatory policies of the federal government and of the regulatory authorities that govern financial institutions. See "Supervision and Regulation."

Bank Subsidiaries

        The Bank operates two wholly owned subsidiaries—Mid Coast Land Company and MSB Properties. Mid Coast Land Company was founded in 1984 pursuant to section 751.3 of the Financial Code of the State of California. Section 751.3 provided that State chartered banks were authorized to invest in a corporation that engaged in real estate activities. Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA) which became law in December 1991, the Bank, through Mid Coast Land Company, was required to divest itself of its real estate development activities. That process has now been substantially completed. The holdings and results of operations of Mid Coast Land Company are included within the consolidated financial statements of the Company. For further information concerning Mid Coast Land Company, see the Subsidiary Activity section of the Management's Discussion and Analysis section included in Item 7. of this Report.

        MSB Properties was incorporated under the laws of the State of California in May of 1968, allowing for the ownership of property which may be reasonably necessary for the expansion of the Bank's business, or which is otherwise reasonably related to the conduct of the Bank's business, pursuant to Section 752 of the Financial Code of the State of California.

        The holdings and results of operations of MSB Properties are included within the consolidated financial statements of the Company. On a stand-alone basis, MSB Properties had earnings of $1.3 million, $1.7 million, and $1.4 million in 2002, 2001, and 2000, respectively. For further information concerning MSB Properties, see the Subsidiary Activity portions of the Management's Discussion and Analysis section included in Item 7. of this Report.

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

Trust Department

        Mid-State Bank & Trust formally opened its new Trust Department on January 2, 2001, to provide trust, investment management and estate settlement services in San Luis Obispo, Santa Barbara, and Ventura Counties. As of year-end, the Department had approximately $123 million of assets under management of which $98 million represented temporary funds. These funds are not included in the assets of the Company in its Consolidated Statements of Financial Position. The Trust Department offers a variety of financial and trust-related services including: trustee or successor trustee for trust accounts, estate settlement services, guardianships and conservatorships for minors and adults who are no longer able to manage their own affairs. In addition, the Trust Department offers investment management services for those who no longer wish to handle the management of their investment portfolios, or who have inherited investments from a family member and need investment management. The department also provides custody services for customers' financial assets. Its main office is located in the Bank's San Luis Obispo branch at 75 Santa Rosa Street.

Leasing Department

        In June of 2001, Mid-State Bank & Trust opened a new leasing department to serve business customers in Ventura, Santa Barbara, and San Luis Obispo Counties. As of year-end, the department has approximately $6.0 million under management and with its very low overhead operation is already turning a monthly profit. The Bank leases business equipment for construction, agriculture, marine, industrial and manufacturing, transportation, medical, and warehouse uses. The Bank also leases office equipment and medium and heavy duty class trucks. Mid-State Bank & Trust offers a number of lease structures with varying tax and accounting advantages to fit most business' needs.

Services

        The Bank offers a full range of commercial banking services including Checking accounts, NOW accounts, Savings accounts, Money Market accounts, and various types of time certificates of deposit (including various maturities and individual retirement accounts). The Bank makes a variety of construction and land development loans, real estate related loans, home equity credit lines, installment loans, agricultural and commercial loans, business equipment leases and SBA loans. Other services offered by the Bank include, but are not limited to, trust services, safe deposit boxes, travelers cheques, notary public, merchant depository services for VISA and Mastercard, cash management, home banking, telephone voice response system and ATM's. The Bank's organization and structure is designed to serve the banking needs of individuals and small to medium sized businesses in Santa Barbara, Ventura and San Luis Obispo counties.

Deposit and Liability Management

        Deposits represent the Bank's primary source of funds. As of December 31, 2002 the Bank had approximately 34,624 non interest bearing demand deposit accounts representing $390.2 million, or an average of $11,270 per account. The Bank also had approximately 110,582 NOW, Money Market and Savings accounts amounting to $863.1 million, or about $7,802 average per account. There were 17,568 time certificates of deposit outstanding at December 31, 2002, representing $399.6 million with an average deposit balance of approximately $22,745. Of the total time certificates of deposit, only $149.8 million represented holders who carried an amount on deposit of $100,000 or more, approximately 37% of the total.

        The Bank is not dependent on a single or a few customers for its deposits. Most deposits are obtained from individuals and small-to-medium sized businesses. This results in the relatively small average balances noted above and allows the Bank to be less subject to the adverse effects of the loss of a large depositor. As of December 31, 2002, no individual, corporate, or public depositor accounted for more than 2% of the Bank's total deposits.

        Liquidity is the Bank's ability to meet fluctuations in deposit levels and to provide for the credit needs of its customers. The objective in liquidity management is to maintain a balance between the sources and uses of funds. Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits. The Bank holds overnight Fed Funds Sold as a cushion for temporary liquidity needs. For 2002, Fed Funds Sold averaged $75.6 million representing 4.0% of average assets. In addition, the Bank maintains Federal Funds lines of credit totaling $70 million with major correspondents, subject to customary terms for such arrangements.

        The Bank's internally calculated liquidity ratio, which measures the percentage of total liabilities (excluding equity) which are used to fund cash, cash equivalents and non-pledged marketable securities, was 40.8%—in excess of the Bank's policy minimum of 15%.

Loans

        The Bank's loan-to-deposit ratio stood at approximately 64.7% at year-end 2002. It is the Bank's goal to maintain its loan-to-deposit ratio in the 65% to 75% range while maintaining credit quality.

        The Bank maintains an allowance for loan losses which is netted against loans on the balance sheet. Additions to the allowance are made by charges to expense. All loans deemed to be uncollectable are charged to the allowance; subsequent recoveries are credited to the allowance. The amount in the loan loss allowance is an estimate of the losses inherent in the loan portfolio as determined by a variety of factors considered by Management. Factors include, but are not limited to, the current economic climate, type and quality of loans in the portfolio, trends in delinquencies, losses, non-accrual totals, diversification of the portfolio, value of available collateral and the cost of collateral liquidation.

        As of December 31, 2002, the Bank's allowance for loan losses stood at $17.4 million. Additionally, the Bank has an allowance for losses on unfunded commitments totaling $1.8 million. Collectively, these allowances for losses represent 114.3% of non-performing loans (non-accrual loans plus loans 90 days or more past due). Outside factors, not within the Bank's control, such as adverse changes in the economy, can affect the adequacy of the allowances and there can be no assurance that in any given period, the Bank might not suffer losses which are substantial in relation to the size of the allowances. During 2002, the Bank experienced charge-offs, net of recoveries, of $2.1 million, or 0.19% of average loans.

Underwriting and Credit Administration

        The lending activities of Mid-State Bank & Trust are guided by the lending policies established by the Bank's Board of Directors. The credit policy is managed through periodic reviews and approved annually by the Board.

        Each loan must meet minimum underwriting criteria established in the Bank's lending policy. Lending authority is granted to officers of the Bank on a limited basis, dependent upon individual knowledge and experience. Loan requests exceeding individual officer approval limits are approved by the Loan Committee. Loan requests exceeding these limits are submitted to the Board Loan Committee, which consists of the President, Chief Credit Officer and three non-management directors. Each of these committees meets on a regular basis in order to provide timely responses to the Bank's clients.

        Mid-State Bank & Trust's credit administration function includes an internal review and the regular use of an outside loan review firm.

Loan Portfolio

        At December 31, 2002, Mid-State Bank & Trust's gross loan portfolio totaled $1.1 billion. The portfolio is distributed as follows:

Construction and Land Development	19.7%
Real Estate—Farmland	2.2%
Real Estate—Residential	7.0%
Real Estate—Non Farm, Non Residential	39.2%
Home Equity Credit Lines	6.8%
Cash Reserve	0.3%
Installment	2.5%
Agricultural Production	2.8%
Commercial, Other	19.5%

100.0%

        The interest rates charged for the loans made by the Bank vary with the degree of risk, size and maturity of the loans. Rates are generally affected by competition, the client's deposit relationship with the Bank, and the Bank's cost of funds.

        Commercial Loans.    The Bank provides financial services to diverse commercial and professional businesses in the marketplace. Commercial loans consist primarily of short term loans (normally with a maturity of under one year) for working capital and business expansion. Commercial loans typically include revolving lines of credit collateralized by inventory, accounts receivable and equipment. Emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment, and in some instances, third-party guarantees or highly liquid collateral (such as time deposits and investment securities). Commercial loan pricing is generally at a rate tied to the prime rate (as quoted in the Wall Street Journal) or the Bank's reference rates. Certain equipment loans may be made at fixed rates for short to medium terms.

        The Bank participates in a Small Business Administration (SBA) loan guarantee program. Those programs used include both the 504 program, which is focused toward longer-term financing of buildings and other long-term assets, and the 7A program, which is primarily used for financing of equipment, inventory and working capital needs of eligible businesses, generally over a three to twenty-five year term. The Bank's collateral position in the SBA loans is enhanced by the SBA guarantee in the case of 7A loans, and by lower loan-to-value ratios under the 504 program.

        The Bank was designated in May 2000 as a preferred lender by the SBA, allowing it to process these loans quicker. Under the SBA's Preferred Lending Program, the SBA delegates a substantial degree of lending authority to participating lenders, such as the Bank.

        Agricultural Loans.    The Bank provides production loans to help finance the seasonal needs of farming operations, including crop and livestock financing, inventory purchases, and receivable financing. Equipment loans are also financed on everything from field equipment to office automation systems. Emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment, and in some instances, third-party guarantees or highly liquid collateral (such as time deposits and investment securities). Agricultural loan pricing, like Commercial loan pricing, is generally at a rate tied to the prime rate (as quoted in the Wall Street Journal) or the Bank's reference rates. Certain equipment loans may be made at fixed rates for short to medium terms.

        Real Estate Construction and Development Loans.    The Bank's real estate construction loan activity has focused on providing short-term (maturity of two years or less) loans to individuals and developers with whom the Bank has established relationships, for the construction primarily of single family residences in the Bank's market area.

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

        Commercial Real Estate Term Loans and Loans Secured by Farmland.    The Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings or farmland where the properties are either used by the owner for business purposes (owner-user properties) or have income derived from tenants (investment properties). The Bank's loan policies require the principal balance of the loan to be no more than 70% of the stabilized appraised value of the underlying real estate collateral. The loans, which are typically secured by first deeds of trust only, generally have terms of no more than ten years and are amortized over 25 to 30 years. Some of these loans have rates tied to the prime rate that adjust whenever the prime rate changes. The remaining loans adjust every three or five years depending upon the index to which the loan is tied.

        Home Equity Credit Lines.    The Bank provides lines of credit secured by a second deed of trust on the borrower's single family residence. These loans have maturities of ten years and have an interest rate that adjusts each month with the one month jumbo C.D. rate. The combination of the Home Equity Credit Line and the first mortgage may not exceed 80% of the value of the residence.

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

Investment Securities

        The Bank maintains a portfolio of investment securities to provide income and to serve as a secondary source of liquidity for its operations in conjunction with Federal Funds Sold (see Deposit and Liability Management above). The Bank's investment policy provides for the purchase of United States Treasury Securities, United States Government Agency Securities, Mortgage Backed Securities, Obligations of State and Political Subdivisions, and Other Securities as permitted by Federal and State regulation. As of December 31, 2002, the aggregate carrying value of the Investment Portfolio was $609.0 million. Of this total, $26.6 million was invested in U.S. Treasury Securities, $235.1 million in U.S. Government Agencies, $5.9 million in Mortgage Backed Securities, $323.5 million in Obligations of State and Political Subdivisions and $17.9 million in Other Securities. The types of securities held are influenced by several factors, which include: rate of return, maturity, and risk. Generally, the Bank endeavors to stagger the maturities of its securities so that it has regular maturities for liquidity purposes.

        Acceptable securities may be pledged to secure public deposits from State and Public Agencies. As of December 31, 2002, the Bank had public funds totaling approximately $51.4 million. The Bank has made available $100.0 million of securities to securitize these funds. Excess collateral can be released as needed.

Economic Climate

        The economy in the Bank's trade area is based upon agriculture, oil, tourism, light industry, government services, aerospace industries and retail trade. Services supporting those involved in these industries have also developed in the areas of medical, financial and educational services. Population in the Tri-county area, according to the California Department of Finance, is estimated at January 2001 to be 1,434,461. Ventura County represents about 54% of this total with Santa Barbara and San Luis Obispo Counties accounting for 29% and 17% respectively. Certain economic activities are unique to the area such as the space launching facilities at Vandenberg Air Force Base (which is now also being used by private commercial enterprises) and the production of seeds for various flowers grown worldwide. While major oil companies have elected to do business elsewhere (due to very stringent county business regulations), smaller production companies have moved in to continue the oil industry in the area. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches make large contributions to the local economy. Access to numerous recreational activities, including both mountains and beaches, provide a fairly stable tourist industry from larger metropolitan areas such as the Los Angeles/Orange County basin and the San Francisco Bay area. Real estate values throughout the Tri-counties have steadily increased in recent years, having continued to increase in value even through the economic slow-down experienced in 2001 and 2002. With the diversity of the various types of industries in the Bank's service area, the Central Coast, while not immune from economic fluctuations, has historically tended to enjoy a more stable level of economic activity than many other areas of California.

Competition

        The banking business in California generally, and in the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as international banking which is not offered directly by the Bank, but which can be offered indirectly by the Bank through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual customer are based upon a percentage of a bank's total capital accounts.) The Bank's secured and unsecured lending limits at December 31, 2002, were approximately $53.9 million and $32.4 million, respectively. These levels are up from $50.7 million and $30.4 million, respectively, at December 31, 2001.

        Within the Bank's trade area, there are few companies which would require more funds than the Bank can legally lend. Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities, also provide competition for the Bank in the acquisition of deposits. Banks also compete with money market funds and other providers of money market instruments.

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

        The financial services industry is undergoing rapid technological changes involving frequent introductions of new technology-driven products and services which have further increased competition. There can also be no assurance that these technological improvements, if made, will increase the Company's operational efficiency or that the Company will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

        It should also be noted that the trend toward consolidation of banking assets exhibited over the past few years in California continued in 2002. Statewide, 4 banks were merged out of existence or liquidated during the year and 8 new banks commenced operation.

Stock Repurchase Program

        The Board of Directors authorized a stock repurchase program for up to five percent (5%) of its outstanding shares in March of 2000, and upon completing that initial program, authorized the repurchase of up to an additional five percent of its outstanding shares in May 2002. The buyback reduces the number of outstanding shares resulting in an improvement to the Company's earnings per share and to its return on equity. These repurchases are being made from time to time by the Company in the open market or privately negotiated transactions in compliance with the Securities and Exchange Commission (SEC) rules. The total number of shares repurchased was 477,264, 454,126 and 601,312 in 2002, 2001 and 2000, respectively. As of December 31, 2002, the Company could repurchase up to an additional 800,878 shares under the May 2002 authorization.

Employees

        At December 31, 2002, the Bank had a total of 828 employees. A number of these employees are part-time however. On a full-time equivalent basis, employees represent 756 positions. The Bank believes that its employee relations are positive.

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

        The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities which effect short term rates such as the Fed Funds rate, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact on the Bank of any future changes in monetary policies cannot be predicted.

        From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, the California legislature and before various bank regulatory and other professional agencies. See "Financial Services Modernization Legislation," and "Sarbanes-Oxley Act of 2002."

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

        Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Company.

        On January 1, 1998 legislation became effective which, among other things, gave the DFI power to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of the bank is less than the greater of (i) 3% of the bank's total assets or (ii) $1.0 million.

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

Premiums for Deposit Insurance

        Through the Bank Insurance Fund ("BIF"), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. Due to continued growth in deposits and some recent bank failures, the bank insurance fund is nearing its minimum ratio of 1.25% on insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely that the FDIC will be required to assess premiums on all banks for the first time since 1996.

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

Sarbanes-Oxley Act of 2002

        On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

        The SOA is one of the most far-reaching U.S. securities legislation enacted. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, (the "Exchange Act"). The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

        The SOA addresses, among other matters:

  •
  the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

  •
  expansion of the power of the audit committee, including the requirements that the audit committee: (i) have direct control of the outside auditor; (ii) be able to hire and replace the auditor; and (iii) approve all non-audit services performed by the outside auditors;

  •
  auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients and pre-approval by the audit committee of non-audit related services;

  •
  certification of financial statements and internal controls over financial reporting by the chief executive officer and the chief financial officer;

  •
  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

  •
  a prohibition on insider trading during pension plan black out periods;

  •
  increased protection for whistleblowers and informants;

  •
  disclosure of off-balance sheet transactions;

  •
  expedited filing requirements for ownership reports by officers and directors;

  •
  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

  •
  "real time" filing of periodic reports; and

  •
  various increased criminal penalties for violations of securities laws.

        The SOA contains provisions which became effective upon enactment on July 30, 2002, and provisions which will become effective within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. The Company has implemented procedures to comply with the requirements for expanded disclosure of internal controls and the certification of financial statements. A significant portion of the remaining items in the new legislation will become effective during 2003. The Company is currently evaluating what impacts the new legislation and its implementing regulations will have upon its operations, including a likely increase in certain outside professional costs.

Financial Services Modernization Legislation

        On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, that may engage in an expanded list of activities that are "financial in nature," which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking.

        The Company currently meets all the requirements for financial holding company status. However, the Company does not expect to elect financial holding company status unless and until it intends to engage in any of the expanded activities under the Financial Services Modernization Act which require such status. Unless and until it elects such status, the Company will only be permitted to engage in non-banking activities that were permissible for bank holding companies as of the date of the enactment of the Financial Services Modernization Act.

        The Financial Services Modernization Act also sets forth a system of functional regulation that makes the Federal Reserve Board the "umbrella supervisor" for holding companies, while providing for the supervision of the holding company's subsidiaries by other federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Financial Services Modernization Act (CRA) rating. The Financial Services Modernization Act also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new financial activities, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system and makes miscellaneous regulatory improvements. The Federal Reserve Board and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the Financial Services Modernization Act regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks.

        In addition, the Bank is subject to other provisions of the Financial Services Modernization Act, including those relating to CRA, privacy and safe-guarding confidential customer information, regardless of whether the Company elects to become a financial holding company or to conduct activities through a financial subsidiary of the Bank. The Company does not, however, currently intend to file notice with the Federal Reserve Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank.

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

USA Patriot Act of 2001

        In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Transactions between Affiliates

        Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.

        Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

  •
  to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and

  •
  to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

        In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

  •
  a loan or extension of credit to an affiliate;

  •
  a purchase of, or an investment in, securities issued by an affiliate;

  •
  a purchase of assets from an affiliate, with some exceptions;

  •
  the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

  •
  the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

        In addition, under Regulation W:

  •
  a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

  •
  covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

  •
  with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Interest on Reserves

        Legislation to permit interest payments on reserves has been pending for several years. Several versions have passed the House Committee on Financial Services and one could be before the House and Senate before the end of the year. The legislation would authorize the Federal Reserve to pay interest on required reserves and excess reserve balances, as well as to pay explicit interest on contractual clearing balances. In addition, a "mark-up" bill implements several provisions:

  •
  It eliminates current prohibitions that prevent banks and thrifts from paying interest on business checking accounts;

  •
  It allows depository institutions to permit up to 24 transfers per month rather than six;

  •
  It gives the Federal Reserve the flexibility to reduce or even eliminate reserve requirements;

  •
  It requires expanded, permanent reports on retail fees charged by banks, thrifts, and credit unions.

        Interest payments on required reserves and clearing balances would begin shortly after legislative approval. Other parts of the bill would be phased in, including interest payments on certain checking accounts and interest payments on excess balances. It is currently impossible to predict accurately whether or in what form the legislation will be passed. Moreover, it is difficult to predict exactly how such legislation will affect the Company. It is likely though that balances with the Federal Reserve would increase. The Company may benefit by holding less cash in its vault because it will earn interest by holding balances with the Federal Reserve. Sweep activity, which is used to minimize reserve requirements, will likely dwindle. Earnings credits would cease with the payment of interest, and depository institutions would have one year to use existing credits. Finally, institutions may contract for higher clearing balances because they will earn interest.

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

Off Balance Sheet and Other Related Party Transactions

        As noted in Footnote 12 to the financial statements, the Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $39.4 million at December 31, 2002, up from $31.8 million one year earlier. Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $436.7 million, which was up from the $368.5 million outstanding one year earlier.

        There are no Special Purpose Entity ("SPE") trusts, corporations, or other legal entities established by the Company which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments.

        As noted in Footnote 5 to the financial statements, the Company does make loans to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms. These loans totaled $1.2 million at the end of 2002 compared to $14.1 million one year earlier.

Factors That May Affect Future Results of Operations

        Dependence on Real Estate.    A significant portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2002, real estate served as the principal source of collateral with respect to approximately 74.9% percent of the Company's loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

        Operating Strategies.    From time to time, the Company develops long-term financial performance goals to guide and measure the success of our operating strategies. The Company can make no assurance that we will be successful in achieving these long-term goals or that our operating strategies will be successful. Achieving success in these areas is dependent on a number of factors, many of which are beyond the Company's direct control. Factors that may adversely affect the Company's ability to attain its long-term financial performance goals include:

  •
  Deterioration of asset quality;

  •
  Inability to control noninterest expense, including, but not limited to, rising employee and healthcare costs;

  •
  Inability to increase noninterest income;

  •
  Inability to decrease reliance on revenue generated from assets;

  •
  Ability to increase loan growth;

  •
  Ability to find acquisitions targets at valuation levels we find attractive;

  •
  Regulatory and other impediments associated with making acquisitions;

  •
  Deterioration in general economic conditions, especially in the Company's core markets;

  •
  Decreases in the Company's net interest margin;

  •
  Increases in competition;

  •
  Adverse regulatory or legislative developments; and

  •
  Unexpected increase in costs related to acquisitions.

        Interest Rate Changes.    The earnings of the Company and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Bank's current volume and mix of interest-bearing liabilities and interest-earning assets, the Bank's interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. The Federal Reserve Board's decrease in rates during 2001 and 2002 substantially impacted the Bank's interest rate spread, as its spread for 2002 declined to 5.74% (taxable equivalent) from 6.36% (taxable equivalent) in 2001 and from 6.75% (taxable equivalent) for 2000. Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on its business, financial condition and results of operations.

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

        In response to several well-publicized corporate and auditing scandals, the President signed the Sarbanes-Oxley Act into law on July 30, 2002. This act calls for increased federal regulation of the accounting profession and imposes new requirements upon boards of directors, audit committees and executive officers of public companies. These requirements will likely increase the accounting and legal costs of the Company. As a public company whose securities on listed on the Nasdaq national market, the Company will be subject to all of these provisions of the Act and implementing regulations as well as additional corporate governance standards which Nasdaq has proposed for adoption.

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

        War on Terrorism.    The terrorist attacks of September 11, 2001, the ensuing worldwide war on terrorism and the conflict in Iraq, may lead to unexpected shifts in cash flows, deposit levels, and general economic activity. US banking agencies have warned of the possible impact of such events on the capital ratios of banks.

        Company Cash Flow.    As a holding company, all of the Company's cash flow typically comes from dividends from the Bank. Various statutory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval.

ITEM 2. PROPERTIES

        The Company's principal office is located at 1026 Grand Avenue, Arroyo Grande, California. As of December 31, 2002, the Bank owned 23 of its branch offices and leased 16 other Bank locations. The Company believes its present facilities are adequate for its present needs.

Owned by Bank or Subsidiary:	Location of Offices	Encumbrance
Arroyo Grande*	991 Bennett Avenue	NONE
Arroyo Grande	1026 Grand Avenue	NONE
Arroyo Grande*	550 Camino Mercado	NONE
Arroyo Grande*	398 Sunrise Terrace	NONE
Atascadero	6950 El Camino Real	$69,579.52
Buellton	West Highway 246 & Central	NONE
Cambria	1070 Main Street	NONE
Goleta Valley	5956 Calle Real	NONE
Grover Beach	899 Grand Avenue	NONE
Grover Beach*	140 North Second Street	NONE
Guadalupe	905 Guadalupe Street	NONE
Lompoc	828 North "H" Street	NONE
Los Osos	1001 Los Osos Valley Road	NONE
Morro Bay	251 Harbor Street	NONE
Nipomo	615 West Tefft Street	NONE
Paso Robles	845 Spring Street	NONE
Pismo Beach	801 Price Street	NONE
San Luis Obispo	75 Santa Rosa	NONE
San Luis Obispo	2276 Broad Street	NONE
Santa Barbara	33 East Carrillo Street	NONE
Santa Barbara	2222 Bath Street	NONE
Santa Maria	720 North Broadway	NONE
Santa Maria	2739 Santa Maria Way	NONE
Santa Maria	1554 South Broadway	NONE
Santa Maria	519 E. Main Street	NONE
Templeton	1025 Las Tablas Road	NONE
Vandenberg Village	3745 Constellation Road	NONE

Leased by Bank or Subsidiary

Arroyo Grande West Branch In Store Office	1132 West Branch Street	$2,850.00 per month Expires February, 2005
Camarillo Camarillo Financial Center	470 Arneill Road	$6,231.68 per month Expires June, 2004
Camarillo **	2357 Pickwick Drive, Suite B	$3,951.72 per month Expires July, 2005
Cayucos	107 North Ocean Avenue	$1,605.00 per month Expires November, 2007
Goleta Valley Hollister Office	5340 Hollister Avenue	$4,226.00 per month Expires February, 2007
Orcutt	1110 East Clark Avenue	$11,240.00 per month Expires October, 2010
Oxnard Esplanade Financial Center	300 Esplanade Drive, Suite 101	$13,734.62 per month Expires September, 2012
Oxnard *	300 Esplanade Drive, Suite 110	$10,954.35 per month Expires August, 2012
Oxnard Downtown Oxnard Office	155 "A" Street	$5,743.26 per month Expires July, 2005
Oxnard Northside Plaza Office	121-125 Gonzales Boulevard	$6,044.12 per month Expires July, 2007
Paso Robles Creston Road Office	705 Golden Hill Road	$9,030.00 per month Expires October, 2012
Pismo Beach Oak Park Office	865 Oak Park Boulevard	$9,777.00 per month Expires March, 2008
Santa Barbara Milpas Office	914 Carpinteria Street	$9,944.21 per month Expires May, 2017
Santa Maria*** North Broadway Office—Land	720 North Broadway	$2,368.00 per month Expires Dec, 2008
Santa Ynez	3600 Sagunto Street	$2,500.00 per month Expires May, 2012
Solvang	1600 Copenhagen Drive	$9,688.69 per month Expires April, 2003
Ventura Mills Road Financial Center	300 S. Mills Road	$17,306.94 per month Expires August, 2012

Ventura Downtown Ventura Office	304 E. Main Street	$9,879.00 per month Expires November, 2012
Ventura County Center Office	6401 E. Telephone Road	$10,939.84 per month Expires September, 2012

Former Bank Offices Leased by Bank—Which Are Sub-Leased

Nipomo Ground Lease	630 W. Tefft Street	$3,770.50 per month Expires February, 2015
*
All offices listed are full service branch offices, except those with asterisks noted above. Asterisks represent non-banking support offices (e.g., Administration, Data Processing, Supplies Warehouse, Credit Services, et. al.)

**
Locations not in use as of close of business December 31, 2002.

***
Ground lease on property adjacent to a fully owned facility.

ITEM 3. LEGAL PROCEEDINGS

        The Company is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. The Company is not a party to any pending legal or administrative proceedings as of December 31, 2002 (other than ordinary routine litigation incidental to the Company's business) and no such proceedings are known to be contemplated.

        There are no material proceedings adverse to the Company to which any director, officer, affiliate of the Company, 5% shareholder of the Company, or any associate of any such director, officer, affiliate or 5% shareholder of the Company is a party, and none of the above persons has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

        The Company's Common Stock trades on the Nasdaq National Market under the symbol "MDST."

        The following table summarizes those trades of the Company's Common Stock on NASDAQ, setting forth the approximate high and low trade prices for each quarterly period ended since January 1, 2001. The closing price on December 31, 2002 was $16.42 compared to the close one year earlier of $16.28. All prices shown below have been adjusted to reflect the two for one stock split which became effective February 26, 2001.

	Sales Prices
Quarter Ended 2002
	Low	High
March 31	$15.66	$17.83
June 30	$16.83	$21.05
September 30	$16.26	$20.06
December 31	$15.50	$18.25

	Sales Prices
Quarter Ended 2001
	Low	High
March 31	$13.52	$17.38
June 30	$13.50	$18.32
September 30	$13.90	$18.05
December 31	$14.10	$17.40

Equity Plan Compensation Information

        The following table summarizes information as of December 31, 2002 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities To be issued upon Exercise of Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation Plans approved by Stockholders	1,877,866	$15.03	779,438
Equity compensation Plans not approved by Stockholders	-None-	N/A	N/A

Total	1,877,866	$15.03	779,438

Holders

        As of December 31, 2002, there were approximately 3,800 holders of the Company's Common Stock. There are no other classes of common equity outstanding.

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

        The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 2001 by the Company to its shareholders.

Payable Date	Dividend
January 16, 2001	$0.09 per share
April 16, 2001	$0.09 per share
July 16, 2001	$0.09 per share
October 15, 2001	$0.09 per share
January 16, 2002	$0.10 per share
April 15, 2002	$0.10 per share
July 15, 2002	$0.10 per share
October 15, 2002	$0.10 per share
January 15, 2003	$0.11 per share

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

Transfer Agent

        Mellon Investor Services, LLC serves as the Company's transfer agent. Shareholder inquiries regarding holdings of Mid-State Bancshares Common Stock can be directed to:

Mellon Investor Services, LLC
P. O. Box 3315
South Hackensack, NJ 07606-1915

Or

85 Challenger Road
Ridgefield Park, NJ 07660

By Phone:
1-(888)-540-9878 (U.S. & Canada)
1-(201)-329-8660 (Outside U.S.)

        Alternatively, Mellon Investor Services, LLC can be contacted via the Internet at www.melloninvestor.com.

ITEM 6. SELECTED FINANCIAL DATA

         Selected Consolidated Financial Data—Mid-State Bancshares

(In thousands—except per share data)	2002	2001	2000	1999	1998
Year Ended December 31:
Interest Income (not taxable equivalent)	$109,332	$114,002	$109,967	$99,627	$98,882
Interest Expense	16,381	26,480	27,599	26,071	29,441

Net Interest Income	92,951	87,522	82,368	73,556	69,441
Provision for Loan Losses	600	4,100	700	50	300

Net Interest Income after provision for loan losses	92,351	83,422	81,668	73,506	69,141
Non-interest income	24,321	23,254	17,805	17,465	24,736
Non-interest expense—operating	70,925	64,444	57,982	54,558	54,866
Non-interest expense—merger related	—	300	—	2,930	7,440

Income before income taxes	45,747	41,932	41,491	33,483	31,571
Provision for income taxes	15,892	14,530	14,142	11,430	10,576

Net Income	$29,855	$27,402	$27,349	$22,053	$20,995

Per share:
Net Income—basic	$1.25	$1.22	$1.23	$0.98	$0.94
Net Income—diluted	$1.20	$1.18	$1.20	$0.97	$0.93
Weighted ave. shares for Basic E.P.S. calculation	23,962	22,452	22,257	22,461	22,351
Weighted ave. shares for Diluted E.P.S. calculation	24,837	23,252	22,722	22,729	22,547
Cash dividends	$0.41	$0.37	$0.34	$0.25	$0.14
Book value at period-end	$10.72	$9.74	$8.05	$7.10	$6.74
Tangible book value at period-end	$8.94	$7.96	$7.96	$7.02	$6.65
Ending Shares	23,697	24,089	22,019	22,574	22,411
Period Averages:
Total Assets	$1,892,137	$1,570,098	$1,389,625	$1,391,279	$1,331,954
Total Tangible Assets	1,849,767	1,557,995	1,387,759	1,389,287	1,329,971
Total Loans & Leases	1,109,245	999,501	847,797	685,566	633,324
Total Earning Assets	1,718,280	1,444,631	1,279,119	1,269,656	1,194,352
Total Deposits	1,623,510	1,351,256	1,205,826	1,220,340	1,184,293
Common Equity	244,295	195,955	166,402	155,419	140,989
Common Tangible Equity	201,925	183,852	164,536	153,427	139,006
At December 31,
Cash and cash equivalents	$128,036	$102,970	$88,988	$56,080	$84,557
Investments and Fed Funds Sold	625,483	524,345	407,462	482,781	578,034
Loans held for sale	22,560	13,604	—	—	1,566
Loans, net of deferred fees, before allowance	1,087,551	1,136,099	919,967	768,814	673,915
Allowance for Loan & Lease Losses	(17,370)	(19,073)	(10,920)	(10,905)	(14,122)
Goodwill and Other Intangibles	42,264	42,742	1,771	1,943	2,044
Other assets	46,216	52,977	50,970	58,705	63,650

Total Assets	$1,934,740	$1,853,664	$1,458,238	$1,357,418	$1,389,644

Non-interest bearing deposits	$390,212	$367,370	$275,624	$230,271	$258,629
Interest bearing deposits	1,262,735	1,216,796	955,538	938,183	965,850
Other borrowings	10,973	17,714	30,240	15,357	3,049
Allowance for losses—unfunded commitments	1,771	1,586	2,360	2,200	319
Other liabilities	14,914	15,647	17,334	11,076	10,706
Shareholders' equity	254,135	234,551	177,142	160,331	151,091

Total Liabilities and Shareholders' equity	$1,934,740	$1,853,664	$1,458,238	$1,357,418	$1,389,644

(In thousands—except per share data)	2002	2001	2000	1999	1998
Asset Quality
Non-accrual loans	$16,748	$2,986	$4,510	$1,520	$2,019
Loans past due 90 days or more	—	690	222	4,199	4,408
Other real estate owned	—	—	—	—	259

Total non performing assets	$16,748	$3,676	$4,732	$5,719	$6,686

Financial Ratios
For the year:
Return on assets	1.58%	1.75%	1.97%	1.59%	1.58%
Return on tangible assets	1.61%	1.76%	1.97%	1.59%	1.58%
Return on equity	12.22%	13.98%	16.44%	14.19%	14.89%
Return on tangible equity	14.79%	14.90%	16.62%	14.37%	15.10%
Net interest margin (not taxable equivalent)	5.41%	6.06%	6.44%	5.79%	5.81%
Net interest margin (taxable equivalent)	5.74%	6.36%	6.75%	6.02%	5.91%
Net loan losses (recoveries) to avg. loans	0.19%	0.22%	0.06%	0.20%	0.15%
Efficiency ratio	60.5%	58.4%	57.9%	63.2%	66.2%
At December 31:
Equity to average assets (leverage ratio)	10.6%	10.2%	12.3%	11.6%	10.7%
Tier One capital to risk-adjusted assets	14.7%	13.8%	15.5%	16.0%	16.1%
Total capital to risk-adjusted assets	16.0%	15.0%	16.7%	17.2%	17.4%
Loan loss allowance to loans, gross(1)	1.8%	1.8%	1.4%	1.7%	2.1%
Non-accrual loans to total loans, gross	1.5%	0.3%	0.5%	0.2%	0.3%
Non performing assets to total assets	0.9%	0.2%	0.3%	0.4%	0.5%
Allowance for losses to non performing loans(1)	114%	562%	281%	229%	225%

(1)
Includes allowance for loan losses and allowance for losses—unfunded commitments

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Business of the Company

        The Company has as its single, wholly owned subsidiary, Mid-State Bank & Trust (the Bank). The Bank has two wholly owned subsidiaries—MSB Properties and Mid Coast Land Company (discussed above in Part I of this report and later in this Management's Discussion and Analysis). The Bank was founded in 1961 and operates a full service commercial banking business serving its customers on the Central Coast of California. Headquartered in Arroyo Grande, it operates 39 offices in communities throughout San Luis Obispo, Santa Barbara and Ventura Counties and serves over 115,000 households and businesses.

        The following discussion and analysis will provide insight and supplementary information into the accompanying consolidated financial statements of the Company. It also provides Management's assessment of the operating trends over the past few years and certain of their expectations for 2003.

        Certain statements contained in this Management's Discussion and Analysis (MD&A), including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar impact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company's business, economic, political and global changes arising from the terrorist attacks of September 11, 2001 and the potential conflict in Iraq, and other factors referenced in this report, including in "Item 1. Business-Factors that May Affect Future Results of Operations." The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

2002 RESULTS AND ACCOMPLISHMENTS

Financial

        The Company, on a consolidated basis, reported net income of $29.9 million in 2002 and $27.4 million in 2001 after generating $27.3 million in 2000. The diluted Earnings Per Share (EPS) was $1.20 for 2002 compared to $1.18 in 2001 and $1.20 in 2000. Consolidated total assets at December 31, 2002 were $1.935 billion compared to $1.852 billion at December 31, 2001, up 4.5%. Total deposits also increased from $1.584 billion as of December 31, 2001 to $1.653 billion as of December 31, 2002. Shareholders' common equity stood at $254.1 million at year end up from its $234.6 million level one year earlier. Factors contributing to the increase in shareholders' common equity included; 1) the $29.9 million of net income generated for the year, 2) a $6.8 million after-tax change in the unrealized gain on available for sale securities, and 3) the $1.1 million received for the exercise of stock options. Partially offsetting these increases were $9.8 million in dividends paid out and $8.4 million paid for the repurchase of common stock outstanding.

        The table below illustrates net income by subsidiary unit.

Income (Loss) by subsidiary (000's)	2002	2001	2000
Bank only, pre-tax	$44,292	$41,211	$39,441
MSB Properties, pre-tax	2,142	844	2,166
Mid Coast Land Co., pre-tax	(124)	543	483
Parent only, pre-tax	(563)	(666)	(599)
Tax expense	15,892	14,530	14,142

Consolidated Mid-State Bancshares	$29,855	$27,402	$27,349

Other Events and Items of Note in 2002

        With the addition of the former American Commercial Bank branches in Ventura County to the Company's service area, much time was spent "blue-printing" a new structure to manage the larger Company with its expanded customer base and geographic reach. Broadly speaking, in terms of customer contact areas, the Company approaches its customer base from three perspectives—retail banking, business banking and corporate banking. Corporate banking will handle the needs of larger companies with annual revenue in excess of five million dollars, large private banking clients, agricultural banking and real estate developers. Business banking will focus on the needs of smaller businesses with annual sales in the one to five million dollar range which typically have borrowing needs under one million dollars. Retail banking focuses more on the needs of the individual consumer and small "Main Street" business through such products as traditional checking and savings accounts, installment loans, mortgage loans, merchant services and cash reserve. Both business and retail banking are broken into three regions. The North/Mid-San Luis Obispo County Region includes the communities of San Luis Obispo, coastal areas from Los Osos north, and cities in northern San Luis Obispo County. The Five Cities/Santa Maria Valley Region includes the five cities area, Nipomo, the Santa Maria Valley and Lompoc. The Santa Barbara/Ventura County Region includes the Santa Ynez Valley, Santa Barbara/Goleta and the communities in Ventura County. Corporate Banking is managed by a mid-coast and southern sectional manager. Offices however are maintained in key communities with local corporate bankers in Paso Robles, San Luis Obispo, the Five Cities, Santa Maria (corporate and agricultural), Santa Barbara, Ventura and Oxnard.

        With the early retirement of the Company's former Chief Credit Officer, Mid-State undertook an extensive search for a new Chief Credit Officer in early 2002 involving both external and internal candidates. On March 14, the Company announced the appointment of Mr. Harry Sackrider to the position of Chief Credit Officer, overseeing all credit policy and analysis, risk management, credit administration, and loan review for the Bank. Mr. Sackrider has over 35 years in banking with extensive real estate experience. Mr. Sackrider joined the Bank in 1997 and most recently held the position of Senior Vice President and real estate credit administrator since 2000. In January 2003, Mr. Sackrider was given the additional corporate title of Executive Vice President and Chief Credit Officer.

        The Board of Directors authorized a stock repurchase program for up to five percent (5%) of its outstanding shares in March of 2000, and upon completing that initial program, authorized the repurchase of an additional five percent of its outstanding shares in May 2002. The buyback reduces the number of outstanding shares resulting in an improvement to the Company's earnings per share and to its return on equity. These repurchases are being made from time to time by the Company in the open market or privately negotiated transactions in compliance with the Securities and Exchange Commission (SEC) rules. The total number of shares repurchased was 477,264, 454,126 and 601,312 in 2002, 2001 and 2000, respectively. As of December 31, 2002, the Company could repurchase up to an additional 800,878 shares under the May 2002 authorization.

        There were two changes of note on the Company's Board of Directors during the year. Mr. Raymond Jones, who had served on the Board since 1991 and prior to that had worked for the Bank since 1967 in the capacity of Cashier and later Chief Financial Officer, retired from the Board in May 2002. He will continue to serve the board as a director emeritus. On a sadder note, A.J. Diani, who had served on the Board since the Company's merger with Bank of Santa Maria as Vice Chairman of the Board, passed away on October 31, 2002. His exemplary record of service to the community is held in the highest regard by members of the Company. He will be greatly missed.

        Other milestones for the Bank in 2002, while less significant than those noted above, are certainly notable. Approvals were finally obtained and work commenced on a permanent structure to replace the Bank's office in Cambria. The final property held by Mid Coast Land Company was sold with closing occurring in January 2003. And the Mid-State Bank Foundation, started in 2001, contributed over $215 thousand throughout the tri-county area. Coupled with donations made directly by the Bank, Mid-State contributed over $302 thousand in support of charitable causes throughout its trade area.

EXTERNAL FACTORS IMPACTING THE BANK

Economic Conditions

        At the start of 2002, Management noted in last year's annual report that we expected to "...witness a positive and improving level of economic activity over the course of the year." In spite of the potential lingering effects of the war on terrorism, we expected this improving economic activity to extend beyond Mid-State's trade area and that the Federal Reserve would likely need to raise interest rates in the middle part of the year with Prime raising to somewhere in the 5.5% range by the end of 2002. As the Company enters 2003, we note that our outlook for 2002 was optimistic and was only reasonably accurate with respect to the local economy of the tri-county service area of the Bank. The most comprehensive review of local economic conditions known to Management comes from the University of California at Santa Barbara (UCSB) Economic Forecast Project. According to UCSB, Gross County Product in the tri-county area was estimated at $69.1 billion in 2002, up 6.5% from the $64.9 level in the prior year. Adjusted for real dollars, it was up 3.3% following a 4.3% growth rate in 2001. While these rates of growth were down from the double digit increases witnessed in the late

1990's, they were nonetheless substantially better than those exhibited by the State as a whole. California's real State Product was flat in 2001 and is estimated to actually have declined in 2002 by 0.7%. On a national level, real gross domestic product was better than the State, but not quite as healthy as the local tri-county area, having increased 2.4% in 2002 following a 0.3% increase in the prior year. Growth in 2002 was centered earlier in the year as it slowed to an annualized rate of just 0.7% in the fourth quarter.

        The Federal Reserve Board, which had lowered interest rates frequently and dramatically during 2001, followed a steady course through most of 2002, hoping that the lower interest rate levels would work to stimulate activity during the year. But as the year progressed, with unemployment hovering near 6.0%, with gross domestic product slowing, with the S&P 500 off some 23% for the first 10 months of the year and with continuing geo-political risk creating a large degree of uncertainty throughout the country, the Federal Reserve Board took the unusual step of lowering rates again by 0.50% in November 2002. Commercial banks quickly followed suit lowering the Prime Rate to 4.25%. Early data suggest that, except in the housing industry, the additional rate cuts are having little effect on stimulating economic activity. Management believes that it is possible that the low rate environment is actually having the opposite of the desired effect. Low interest rate levels, while helping refinancing homeowners realize lower monthly payments, are negatively impacting the disposable incomes of those who are dependent on earnings from their savings. Commercial borrowing is not benefiting as was hoped because lenders can not make sufficient returns in the low rate environment to justify the risk inherent in certain loans. Moreover, potential commercial borrowers would appear to be more concerned about economic activity in general than the absolute level of rates currently.

        Current economic difficulties being experienced by the State are expected to have a negative effect on the local tri-county area. As the State moves to narrow its $26 to $34 billion deficit, the impacts on local cities, counties and schools are inescapable. The public sector, which accounts for 17% of employment in the tri-counties, will see employment decline as funding from the State declines. Non employment related spending will also decrease in the face of tighter budgets. The State is also expected to impose higher vehicle license fees, higher DMV use fees, higher State park fees, higher taxes for farmers on the use of pesticides, public safety surcharges on intrastate telephone calls, increased tuition costs at community colleges and State universities, and more.

        National indicators do not yet show any significant improvement in the outlook for economic activity, though potentially positive impacts are on the horizon. Policymakers in Washington would appear to be considering a number of potential stimulants for the economy which would be of help later this year. It is generally agreed that a quick resolution of the war in Iraq will also have a positive effect on the economy if for no other reason than through improved "psychological" sentiment. A return of lower oil prices and stability of oil supplies would also have a positive impact.

        Local economic conditions, in spite of the problems at the State and National levels, are clearly better than in other parts of the State. Real Gross County Product, as noted above, continues at a positive pace and is expected by UCSB to improve in 2003 by 4.8% across the tri-county area. Unemployment rates are still low relative to the State and the Nation at 3.5% in San Luis Obispo County, 4.6% in Santa Barbara County and 5.7% in Ventura County. The local real estate market continues strong with demand far outpacing supply and median home prices at record highs. Lenders are more prudent in their lending practices having learned the lessons of the early 1990's and building is far less speculative.

        Management is very cautious in its outlook for 2003. While local conditions would appear to be relatively favorable in the near term, the effects of National and State conditions are likely to be negative. Management does not see a return of robust economic conditions until at least 2004 and that will be highly dependent on the outcome of events in the Middle East. Interest rates are not expected to rise until at least late 2003 and more than likely 2004. It is even possible that the Federal Reserve may, with no other effective tools available to it, lower rates again in their efforts to stimulate the economy.

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

        It should also be noted that the trend toward consolidation of banking assets exhibited over the past few years in California continued in 2002. Statewide, 4 banks were merged out of existence or liquidated during the year and 8 new banks commenced operation.

ANALYSIS OF STATEMENT OF FINANCIAL POSITION

Loans

        The Bank experienced a decrease in net loans from $1,117.0 million at the end of 2001, to $1,070.2 million at the end of 2002. This represents a decrease in the loan portfolio of $46.8 million following the $208.0 million increase in 2001, which was primarily attributed to the merger with Americorp. The loan portfolio represents approximately 55% of the Bank's assets. Additionally, loans held for sale (which are single family residential mortgages pending sale) total $22.6 million at the end of 2002, up from $13.6 million one year earlier.

Mid-Sate Bancshares
Trends in Loan Categories

        The graph above displays the trend over the past five years in the various components of the loan portfolio. Construction loans have risen from their level five years earlier—$90.7 million at December 31, 1998 compared to $213.4 million at year-end 2002. Real Estate loans nearly doubled from $285.9 million at the end of 1998 to $525.2 million at the end of 2002. Home Equity Credit Lines have generally increased from $57.4 million at the end of 1998 compared to $74.3 million at the end of 2002. Consumer loans (installment and credit reserve) have decreased from $59.3 million at December 31, 1998 to $30.9 million at year-end 2002 which is due to the sale in December 2001 of Credit Card receivables. Commercial loans, while growing in recent years, declined to $214.0 million at December 31, 2002. Agricultural production loans decreased from $35.1 million at the end of 1998 to $29.9 million at the end of 2002. The Bank expects to continue to emphasize all types of lending activity in order to diversify the risk in its portfolio. Economic activity in the Central Coast will determine the types of credit the Bank will be able to extend and hence its ability to achieve this objective.

        The Bank's allowance for losses stands at $19.1 million, or 1.8% of gross loans, and represents losses not yet realized, but inherent in the loan portfolio and on unfunded commitments. This amount is down from the $20.7 million at December 31, 2001. The year-end 2002 balance now represents 114%

of non-performing loans which is down from 562% at the end of 2001. A five-year review of activity in the allowance for losses and an allocation by loan type of the allowance is shown in the tables below.

Allowance for Losses (in 000's)	2002	2001	2000	1999	1998
Allowance for loan losses beginning of year	$19,073	$10,920	$10,905	$14,122	$14,826
Allowance for losses—unfunded commitments	1,586	2,360	2,200	319	239

Total allowance for losses	$20,659	$13,280	$13,105	$14,441	$15,065
Provision charged to operating expense	600	4,100	700	50	300
Adjustments—acquisition through merger	—	5,464	—	—	—
Loans charged off:
Construction and development loans	—	—	—	(14)	—
Real estate loans	—	(3)	(93)	(15)	(151)
Home equity credit lines	—	(4)	(70)	(178)	(94)
Installment loans	(275)	(275)	(278)	(132)	(405)
Commercial loans	(2,475)	(2,377)	(512)	(1,852)	(674)
Credit cards and related loans	(88)	(255)	(239)	(331)	(397)
Recoveries of loans previously charged off:
Construction and development loans	2	2	2	198	32
Real estate loans	8	147	14	180	188
Home equity credit lines	14	—	86	111	17
Installment loans	196	186	134	115	122
Commercial loans	451	309	330	425	362
Credit cards and related loans	49	85	101	107	76

Total Allowance for Losses	$19,141	$20,659	$13,280	$13,105	$14,441

Allocation of Allowance for Losses (in 000's)
Allowance for loan losses	$17,370	$19,073	$10,920	$10,905	$14,122
Allowance for losses—unfunded commitments	1,771	1,586	2,360	2,200	319

Total Allowance for Losses	$19,141	$20,659	$13,280	$13,105	$14,441

Ratio of Net Loan Losses (Recoveries) to Average Loans Outstanding	0.19%	0.22%	0.06%	0.20%	0.15%

        Allocation of the allowance for losses at December 31:

(dollars in 000's) Balance applicable to:	2002	Percent of Loans	2001	Percent of Loans	2000	Percent of Loans	1999	Percent of Loans	1998	Percent of Loans
Construction and Land Dev.	$2,636	19.7%	$1,969	18.8%	$2,095	18.3%	$1,979	15.3%	$946	13.4%
Real Estate	4,047	48.4%	2,949	46.8%	3,993	48.4%	2,291	49.1%	3,798	42.4%
H.E.C.L.	295	6.8%	443	6.0%	390	6.0%	344	6.9%	753	8.5%
Installment	254	2.5%	780	3.1%	292	3.4%	283	3.9%	1,092	7.0%
Credit Card and Related	97	0.3%	393	0.3%	1,203	1.0%	770	1.6%	1,170	1.8%
Commercial, Other	6,296	22.3%	5,712	25.0%	2,247	22.9%	2,248	23.2%	4,654	26.9%
Unfunded commitments	1,771	N/A	1,586	N/A	2,360	N/A	2,200	N/A	319	N/A
Unallocated	3,745	N/A	6,827	N/A	700	N/A	2,990	N/A	1,709	N/A

Balance at End of Year	$19,141	100.0%	$20,659	100.0%	$13,280	100.0%	$13,105	100.0%	$14,441	100.0%

        The increase in the unallocated portion of the allowance for losses in 2001 to $6.8 million from $0.7 million in 2000 is related to 1) concerns by Management of a pending recession and its impact on the losses inherent in the loan portfolio, 2) refinements to the loss allowance methodology as it relates to historical loss experience and 3) concerns by Management of the losses inherent in the acquisition of American Commercial Bank's loan portfolio. The reduction of the unallocated portion in 2002 to $3.7 million reflects additional specific allocations, especially on the Company's Construction & Land Development and Real Estate loan portfolios.

        Non-accrual loans within the Bank's portfolio increased from $3.0 million as of December 31, 2001, to $16.7 million, at the end of 2002. Loans 90 days or more past due decreased from $690 thousand at December 31, 2001, to zero at the end of 2002. Additional information on non-accrual loans, past due loans and troubled debt restructurings can be found in Footnote 5 to the financial statements. The level of non-accrual loans at the end of 2002 is centered primarily in two real estate secured loans (total $14.4 million). Management has established specific reserves that would offset potential losses, if any, arising from less than full recovery of the loans from the supporting collateral. Recoveries in 2002 of loans previously charged-off totaled $720 thousand compared to charge-offs of $2.8 million taken during the year resulting in net charge-offs of $2.1 million. This compares to net charge-offs incurred during 2001 of $2.2 million and net charge-offs of $525 thousand in 2000. The Bank anticipates that charge-offs (actual losses) will continue during 2003. It is unlikely that recoveries would exceed charge-offs in the coming year.

        With the combination of the collateral securing the problem loans and the size of the allowance for losses, Management feels that the allowance is sufficient to cover inherent losses. Management reviews the adequacy of the allowance and also employs an independent third party loan review group to, among other things, review the adequacy of the allowance and make recommendations. Management, as necessary, adjusts the allowance on a regular basis. The allowance is also examined annually by one or more of the Bank's regulatory bodies including the FDIC and DFI. During the 3rd quarter of 2001, the effects of an economic slow-down prompted Management to re-evaluate the allowance for loan losses. Accordingly, Management recommended and the Board of Directors authorized an additional $2.9 million provision for loans losses at that time. No additional provision for loan losses was made after June of 2002 in view of the adequacy of the allowance. The need for additional provision for loan losses in 2003 will be dependent upon Management's on-going analysis of the adequacy of the allowance for loan losses. While Management believes it to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

        The allowance for losses as a percentage of total loans stands at 1.8% at the end of 2002. The adequacy of the allowance is determined by considering the type and quality of loans in the loan portfolio, trends in non-accrual loans, trends in delinquencies, trends in actual losses, geographical distribution of loans, management expertise, economic outlook, diversification of the loan portfolio, value of available collateral, and the costs of collateral liquidation. In establishing the allowance at December 31, 2002, Management considered the quality of the loan portfolio obtained by acquisition and the slow-down in economic activity and continues to acknowledge the combined high concentration of real estate loans, increases in certain higher risk activities such as construction lending, and higher levels of individually large corporate loans.

        The allowance for losses consists of a statistically allocated portion and a specifically allocated portion. The total of these components is considered adequate to provide for losses, which can be reasonably anticipated. However, since these amounts are based on estimates, ultimate losses relating to these loans may vary.

        A summary of maturities and sensitivities of loans to changes in interest rates at December 31, 2002 and 2001 is shown in the table below. A more complete discussion of the Bank's exposure to changes in interest rates can be found in the MD&A under the section titled "Net Interest Income and Interest Rate Risk".

(dollars in 000's) December 31, 2002	3 Months or less	Over 3 Months through 12 Months	Due after one year to three years	Due after three years to five years	Due after five years	Total
Fixed rate loans	$23,503	$43,992	$62,458	$57,506	$208,329	$395,788
Floating rate loans	539,662	5,552	64,653	56,701	8,447	675,015

Sub-total	563,165	49,544	127,111	114,207	216,776	1,070,803
Non accrual loans						16,748

Total loans, net of deferred loan fees						$1,087,551

(dollars in 000's) December 31, 2001	3 Months or less	Over 3 Months through 12 Months	Due after one year to three years	Due after three years to five years	Due after five years	Total
Fixed rate loans	$27,102	$47,470	$82, 845	$67,100	$157,586	$382,103
Floating rate loans	581,932	10,909	56,009	95,486	6,674	751,010

Sub-total	609,034	58,379	138,854	162,586	164,260	1,133,113
Non accrual loans						2,986

Total loans, net of deferred loan fees						$1,136,099

Investment Portfolio

        The Bank's investment portfolio primarily consists of US Treasury Notes and Bills, Federal Agency Notes, Mortgage Backed Securities and Municipal Bonds. See Footnote No. 4 to the consolidated financial statements for a detailed composition of the investment portfolio. The Treasury and Agency portion of the portfolio increased by $54.7 million from one year ago. The Bank increased its holdings in the Municipal Bond portfolio from $225.5 million at the end of 2001, to $323.5 million at the end of 2002. The U.S. Treasury portion of the portfolio decreased by $14.6 million while the Federal Agencies increased by $69.3 million from December 31, 2001 to December 31, 2002. Mortgage Back Securities increased $2.3 million. In total, the Bank increased its investment portfolio from $451.3 million at the end of 2001 to $609.0 million at the end of 2002, a $157.7 million increase.

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

        Adjustments to the Available for Sale portfolio for changes in market values resulted in an unrealized gain of $13.2 million included in accumulated other comprehensive income as of December 31, 2002 compared to an unrealized gain of $6.4 million at December 31, 2001, net of related taxes. Purchases exceeded maturities and sales over the full year and the total investment portfolio increased by $157.6 million from the end of 2001 to the end of 2002.

        Shown below is a summary maturity distribution of the investment portfolio, which is all classified as available for sale, by type and weighted taxable equivalent yield as of December 31, 2002. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturity information for Mortgage Backed securities shown below is based on contractual maturities.

(dollars in 000's)	One Year Or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years	Total
Maturity Distribution:
U.S. Treasury Securities	$11,004	$15,595	$—	$—	$26,599
U.S. Government Agencies	79,092	156,010	—	—	235,102
Mortgage Backed Securities	97	343	4,890	618	5,948
Municipal Bonds, Other	48,065	139,341	148,133	5,795	341,334

Total	$138,258	$311,289	$153,023	$6,413	$608,983

	One Year Or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years	Total
Weighted Average Yield:
U.S. Treasury Securities	2.90%	3.29%	—	—	3.13%
U.S. Government Agencies	3.88%	4.12%	—	—	4.04%
Mortgage Backed Securities	6.58%	6.61%	6.42%	6.34%	6.43%
Municipal Bonds, Other	6.18%	5.91%	6.32%	5.91%	6.12%

Total	4.60%	4.89%	6.33%	5.96%	5.19%

Other Real Estate Owned ("OREO")

        The Company held no OREO at either December 31, 2002 or 2001. Moreover, the Bank did not need to liquidate any OREO holdings during the year. Future OREO activity will depend, among other things, on how many borrowers the Bank may need to foreclose upon, and the strength of the real estate market and general economic activity.

Goodwill and Other Intangibles

        Goodwill was unchanged at $33.4 million for both December 31, 2002 and 2001. The majority of this amount ($32.2 million) is a result of the acquisition of Americorp and its wholly owned subsidiary, American Commercial Bank of Ventura, which was completed on September 28, 2001. The remaining portion represents an acquisition of a bank in Paso Robles dating back to 1996.

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and was effective for all business combinations accounted for by the purchase method completed after June 30, 2001. SFAS No. 141 requires all business combinations be accounted for using the purchase method. The Company adopted SFAS No. 141 during the third quarter of 2001, therefore, the merger was accounted for in accordance with SFAS No. 141.

        SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather goodwill will be subject to at least an annual assessment for impairment. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001, with a provision that states goodwill acquired in a business combination for which the acquisition date was after June 30, 2001 should not be amortized. Accordingly, the goodwill generated through the merger was not amortized. Management adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have a material impact on the Company's results of operations or financial condition, other than increasing Net Income by $2.3 million for the year ending December 31, 2002, assuming that goodwill would have been amortized over a useful life of 15 years (see Footnote No. 1 to the consolidated financial statements for a summary of significant accounting policies). It should be noted that the results of annual assessments in future years could impact the Company's results of operations or financial condition if the goodwill is considered to be impaired.

        Other intangibles total $8.8 million at December 31, 2002 compared to $9.3 million one year earlier. Of these amounts, $7.5 million and $8.6 million at December 31, 2002 and 2001, respectively, represent the amortized value of the $8.9 million core deposit intangible created upon the acquisition of American Commercial Bank. The core deposit intangible represents the fair value of long-term deposit relationships acquired and is being amortized over its expected useful economic life of 8.25 years. The remaining balance totals $1.3 million and $0.7 million at December 31, 2002 and 2001, respectively, and represents the amortized value of the Bank's originated mortgage servicing rights.

Deposits

        While the Bank is competitive with major institutions in terms of its structure of interest rates on deposit products offered, Management was not overly aggressive during 2002 in terms of pricing to attract additional deposits, a decision which reflects the Bank's strong liquidity at the present time.

        As discussed in the Income Statement Analysis, most of the Bank's deposit rates have fallen in concert with the general decline in rates. A comparison of the rates paid on the Bank's deposit products at December 31, 2002 and 2001 is as follows:

Selected Quoted Interest Rates	2002	2001	Change
Demand Deposits	0%	0%	0%
NOW Account (50 & Better—over $10,000)	0.15%	0.25%	-0.10%
Money Market Deposits (over $100,000)	0.69%	1.21%	-0.52%
Passbook Savings Account	0.50%	1.00%	-0.50%
Individual Retirement Account (2 Year term)	2.00%	3.00%	-1.00%
Time Deposit ($100,000 - 6 month term)	1.35%	2.00%	-0.65%
Wall Street Journal Prime Rate	4.25%	4.75%	-0.50%

        Average deposits grew dramatically in 2002 reflecting growth at Mid-State Bank & Trusts' existing offices and the acquisition of American Commercial Bank on September 28, 2001. Below is a summary of the average deposits outstanding and the average rate paid by category over the last three years.

	2002			2001			2000
(dollars in 000's)
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Demand and Money Market Investment Accounts	$581,439	$2,639	0.45%	$447,641	$3,829	0.83%	$423,694	$4,551	1.07%
Savings Accounts	245,615	2,255	0.92%	207,965	3,893	1.87%	192,699	4,923	2.55%
Time Deposits	418,536	11,275	2.69%	395,633	18,458	4.67%	337,605	17,650	5.23%

Total Interest Bearing Deposits	1,245,590	16,169	1.30%	1,051,239	26,180	2.45%	953,998	27,124	2.84%
Non Interest Bearing Demand	377,920	—	—	300,017	—	—	251,828	—	—

Total Deposits	$1,623,510	$16,169	0.99%	$1,351,256	$26,180	1.94%	$1,205,826	$27,124	2.25%

        The majority of the Bank's time deposits (approximately 63%) have balances which are under $100,000 in size. While all time deposits are somewhat more rate sensitive than the Bank's other deposit categories, the smaller time deposit balances tend to be more stable and less sensitive to absolute rate levels than do time deposits of $100,000 or more. Approximately 89% of the Bank's time deposits mature within one year and would be potentially subject to a change in rate on their maturity date. The following table as of December 31, 2002, displays summary size and maturity information on the Bank's time deposits.

(dollars in 000's) Balance by Size	Three Months or Less	After Three Months to Six Months	After Six Months to One Year	After One Year	Total
Under $100,000	$91,890	$71,769	$51,672	$34,460	$249,791
$100,000 or More	74,324	42,606	22,242	10,629	149,801

Total Time Deposits	$166,214	$114,375	$73,914	$45,089	$399,592

Other Borrowings

        While not a significant component of the Bank's structure, other borrowings decreased from $17.7 million, at the end of 2001 to $11.0 million at the end of 2002. These consist primarily of borrowings under the U.S. Treasury Tax and Loan note account, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank borrowings and mortgages payable. The Bank had outstanding borrowings of $8.9 million and $15.6 million at December 31, 2002 and 2001, respectively, under the US Treasury Tax and Loan note account program. The Company had one borrowing from the Federal Home Loan Bank for $2.0 million at December 31, 2002 and 2001. Mortgages payable were $70 thousand and $104 thousand at year-end 2002 and 2001, respectively.

Capital

        Capital ratios for commercial banks and their holding companies in the United States are generally calculated using three different formulas. These calculations are referred to as the "Leverage Ratio" and two "risk based" calculations known as "Tier One Risk Based Capital Ratio" and the "Total Risk Based Capital Ratio." The Company and the Bank are subject to certain standards concerning these ratios. These standards were developed through the joint efforts of banking authorities from 12 different countries around the world. The standards essentially take into account the fact that different types of assets have different levels of risk associated with them. Further, they take into account the off-balance sheet exposures of banks when assessing capital adequacy.

        The Leverage Ratio calculation simply divides common stockholders' equity (reduced by goodwill and certain other intangibles that a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank. Risk-weighted assets are determined by segregating all the assets and off-balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the allowance for loan losses, long-term capital debt, preferred stock and other instruments. Summarized below are the capital ratios at December 31, 2002 and 2001, for both Mid-State Bancshares and Mid-State Bank & Trust. Additionally, the standards for a well-capitalized institution, as defined by the federal banking agencies, are displayed.

			Mid-State Bancshares		Mid-State Bank & Trust
	Minimum Regulatory Standard	Well-Capitalized Regulatory Standard
			2002	2001	2002	2001
Leverage Ratio	4.0%	5.0%	10.6%	10.2%	10.4%	10.0%
Tier One Risk Based Capital Ratio	4.0%	6.0%	14.7%	13.8%	14.5%	13.5%
Total Risk Based Capital Ratio	8.0%	10.0%	16.0%	15.0%	15.7%	14.8%

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

	2002	2001	2000
Dividend Payout Ratio	32.8%	30.3%	27.6%
Average Common Equity to Average Assets	12.9%	12.5%	12.0%

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

        The Bank has adequate liquidity at the present time. Its loan to deposit ratio at year-end was 65.8% versus 71.7% one year earlier. The Bank normally strives for a loan to deposit ratio in the 65% to 75% range. The Bank's internally calculated liquidity ratio stands at 40.8% at December 31, 2002, which is above its minimum policy of 15%.

        The Bank strives to make high quality loans to optimize earnings while still maintaining adequate liquidity. Management's ability to maintain its loan portfolio in the desired target range will be partly dependent on the strength of the local economy.

Off Balance Sheet and Other Related Party Transactions

        As noted in Footnote 12 to the financial statements, the Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $39.4 million at December 31, 2002, up from $31.8 million one year earlier. Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $436.7 million, which was up from the $368.5 million outstanding one year earlier.

        There are no Special Purpose Entity ("SPE") trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments.

        As noted in Footnote 5 to the financial statements, the Company does make loans and leases to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms. These loans and leases totaled $1.2 million at the end of 2002 compared to $14.1 million one year earlier.

INCOME STATEMENT ANALYSIS

Net Interest Income and Interest Rate Risk

        Net Interest Income is the difference between interest and fees earned on all earning assets and interest paid on interest bearing liabilities. Net Interest Income for 2002 was $93.0 million, up from $87.5 million recorded in 2001 and $82.4 million in 2000. The components of net interest income change in response to both changes in rate, average balance and mix of both earning assets and liabilities. The following tables present an analysis of yields/rates, interest income and expense, and average balances for 2002, 2001, and 2000.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

							2002 Compared to 2001 Composition of Change
	2002			2001
							Change Due To:
(dollars in 000's)	Average Balance	Interest Income/ Expense	Average Yield / Rate	Average Balance	Interest Income/ Expense	Average Yield / Rate			Total Change
							Volume	Rate
EARNING ASSETS:
Loans	$1,109,245	$84,962	7.66%	$999,501	$92,148	9.22%	$9,262	$(16,448)	$(7,186)
Investment Securities	533,427	23,201	4.35%	385,215	19,884	5.16%	7,048	(3,731)	3,317
Fed Funds, Other	75,608	1,169	1.55%	59,915	1,970	3.29%	379	(1,180)	(801)

TOTAL EARNING ASSETS	$1,718,280	$109,332	6.36%	$1,444,631	$114,002	7.89%	$16,689	$(21,359)	$(4,670)

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	$827,054	$4,894	0.59%	$655,606	$7,721	1.15%	$1,360	$(4,187)	$(2,827)
Time Deposits	418,536	11,275	2.69%	395,633	18,459	4.67%	843	(8,027)	(7,184)

Interest Bearing Deposits	1,245,590	16,169	1.30%	1,051,239	26,180	2.45%	2,203	(12,214)	(10,011)
Other Borrowings	7,595	212	2.79%	6,733	300	4.46%	31	(119)	(88)

TOTAL INTEREST BEARING LIABILITIES	1,253,185	16,381	1.31%	1,059,972	26,480	2.47%	2,234	(12,333)	(10,099)

NET INTEREST INCOME	$1,718,280	$92,951	5.41%	$1,444,631	$87,522	6.06%	$14,455	$(9,026)	$5,429

							2001 Compared to 2000 Composition of Change
	2001			2000
							Change Due To:
(dollars in 000's)	Average Balance	Interest Income/ Expense	Average Yield / Rate	Average Balance	Interest Income/ Expense	Average Yield / Rate			Total Change
							Volume	Rate
EARNING ASSETS:
Loans	$999,501	$92,148	9.22%	$847,797	$85,685	10.11%	$14,659	$(8,196)	$6,463
Investment Securities	385,215	19,884	5.16%	406,795	22,800	5.60%	(1,162)	(1,754)	(2,916)
Fed Funds, Other	59,915	1,970	3.29%	24,527	1,482	6.04%	1,651	(1,163)	488

TOTAL EARNING ASSETS	$1,444,631	$114,002	7.89%	$1,279,119	$109,967	8.60%	$15,148	$(11,113)	$4,035

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	$655,606	$7,721	1.15%	$616,393	$9,474	1.54%	$733	$(2,486)	$(1,753)
Time Deposits	395,633	18,459	4.67%	337,605	17,650	5.23%	2,871	(2,062)	809

Interest Bearing Deposits	1,051,239	26,180	2.45%	953,998	27,124	2.84%	3,604	(4,548)	(944)
Other Borrowings	6,733	300	4.46%	8,063	475	5.89%	(69)	(106)	(175)

TOTAL INTEREST BEARING LIABILITIES	1,059,972	26,480	2.47%	962,061	27,599	2.87%	3,535	(4,654)	(1,119)

NET INTEREST INCOME	$1,444,631	$87,522	6.06%	$1,279,119	$82,368	6.44%	$11,613	$(6,459)	$5,154

        During 2002 there was a $4.7 million decrease in interest income along with a decrease of $10.1 million in interest expense compared to 2001. The resulting $5.4 million increase in net interest income for 2002 is a result of a number of dynamics affecting both average balance and interest rate considerations. First, the Company experienced an increase in its average earning assets outstanding of $273.6 million. The increase was primarily attributable to the net increase in average loans, which were up by $109.7 million coupled with an increase in average investments of $148.2 million and an increase in average federal funds sold of $15.7 million. Second, while the Company's average interest bearing liabilities increased by $193.2 million, earning assets increased by a larger $273.6 million. Both increases in earning assets and interest bearing liabilities are largely attributable to the acquisition of American Commercial Bank on September 28, 2001 which had a larger affect on the averages of these categories in 2002 than it did in 2001. Third, interest rates were considerably lower in 2002 compared to the average for 2001. For example, the Prime Rate averaged 4.68% in 2002 compared to 6.91% in 2001. Fourth, there was a recovery of interest totaling $2.8 million in 2001 on a loan previously charged-off representing prior years interest which was recognized into interest income and unrelated to either volume or rate considerations for that year.

        In 2001, there was a $4.0 million increase in interest income along with a decrease of $1.1 million in interest expense compared to 2000. The resulting $5.1 million increase in net interest income for 2001 is a result of similar, yet slightly different dynamics. First, the Company experienced an increase in its average earning assets outstanding of $165.5 million. The increase in interest income was primarily attributable to the net increase in average loans, which were up by $151.7 million, while investments decreased by $21.6 million and federal funds sold increased by $35.4 million. Second, the Company's interest bearing liabilities increased by $111.3 million while earning assets increased by a larger $165.5 million. Third, interest rates were considerably lower in 2001 compared to 2000. Fourth, there was a recovery of interest totaling $2.8 million in 2001 on a loan previously charged-off representing prior years interest which was recognized into interest income and unrelated to either volume or rate considerations.

        The Bank expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges. A recent review as of the end of 2002 of the potential changes in the

Bank's net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +4.2% and—7.1% of the base case (rates unchanged) of $91.4 million. The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

        The following table presents a summary of the Bank's net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant (Prime down to 2.50% over 12 months)	-7.1%
Rates Down Significant (Prime down to 3.00% over 12 months)	-2.6%
Rates Down Modestly (Prime down to 3.50% over 12 months)	-1.1%
Base Case—Rates Unchanged (Prime unchanged at 4.25% over 12 months)	—
Rates Up Modestly (Prime up to 5.00% over 12 months)	+1.6%
Rates Up Aggressive (Prime up to 5.75% over 12 months)	+2.8%
Rates Up Very Aggressive (Prime up to 7.25% over 12 months)	+4.2%

        Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $863.1 million) interest is based on rates set at the discretion of management ranging from 0.15% to 0.69%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

        It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management's responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Bank's net interest income. Therefore the results of this analysis should not be relied upon as indicative of actual future results. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.41% to a high of 6.44% (not taxable equivalent). The Bank's net interest margin in 2002 of 5.41% is at the low end of this range by historical standards, coming off the higher levels experienced in 2000 of 6.44%. This is a result of both the lower level of interest rates and the change in mix of earning assets (the Bank now has a smaller portion in loans vis-à-vis investment securities compared to 2000 when the margin was at its widest level). The net interest margin under the alternative scenarios ranges from 4.70% to 5.27%. Management feels this range of scenarios, while lower than historical standards, is consistent with current experience and interest rate levels, but no assurances can be given that actual future experience will fall within this range.

        The Bank's exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil. The Bank does not own any instruments within these markets.

Provision for Loan Losses

        The Company made contributions to the allowance for loan losses of $600 thousand, $4.1 million and $700 thousand in 2002, 2001 and 2000, respectively. This reflects management's assessment of the level of inherent losses identified in the portfolio which has been supplemented by recoveries of loans previously charged off, amounting to $0.7 million annually, for 2002, 2001 and 2000. During the 3rd quarter of 2001, the effects of an economic slow-down prompted Management to re-evaluate the allowance for loan losses. Accordingly, Management recommended and the Board of Directors authorized an additional $2.9 million provision for loans losses at that time. No additional provision for loan losses was made after June of 2002 in view of the adequacy of the allowance. The need for additional provision for loan losses in 2003 will be dependent upon Management's on-going analysis of the adequacy of the allowance for loan losses. While Management believes it to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

Non-Interest Income

        Non-Interest Income for 2002 totaled $24.3 million compared to $23.3 million in 2001 and $17.8 million in 2000. Service charges on deposit accounts increased $0.8 million to $8.9 million in 2002 versus 2001. This followed an increase of $1.2 million in 2001 over 2000. The increase in 2002 over 2001 was mostly related to increases in service charge rates, coupled with an increase in the number of deposits accounts acquired in the American Commercial Bank merger. Commissions, fees and other service charges increased by $1.3 million in 2002 over 2001 after a $1.9 million increase in 2001. The majority of the increase in 2002 was primarily related to increased fee income from its Debit Cards of $388 thousand along with increased fee income from its Trust and Investment Division activities of $311 thousand. In addition, approximately $451 thousand of the increase in 2002 was related to the Bank's Mastercard merchant fees. The balance is related to modest increases across several other fee areas and the fact that 2001 reflected three months of activity generated from the newly acquired American Commercial Bank, whereas in 2002, Mid-State benefited from their inclusion for the full year. All other sources of income decreased to $3.4 million in 2002, after reaching $4.4 million in 2001 and $2.0 million in 2000. Results in 2001 reflect the gain on sale of the Bank's credit card portfolio in the amount of $1.7 million. Management's expectation for 2003 is that most categories of non-interest income will increase.

Non-Interest Expense

        Total non-interest expense for 2002 was $70.9 million, which was up from $64.7 million in 2001 and $58.0 million in 2000. In comparing results across the three year period, it should be noted that 2001 reflects three months of activity generated by the overhead created from the acquisition of the former American Commercial Bank. Results for 2002 reflect a full year. Additionally, economies of scale were realized from the merger and it is estimated that the expenses of the combined institution are now approximately $2.9 million per year lower than the sum of the two institutions would have been on a stand alone basis.

        Salaries and employee benefits increased by $3.1 million in 2002 over 2001 after having increased by $638 thousand in 2001 over 2000. The increase in 2002 over 2001 related to an increase in salaries of approximately $2.7 million with the balance representing benefits cost increases. The increase in 2001 over 2000 related to increase in salaries of approximately $2.1 million and a decrease in employee benefits costs of $1.5 million. Management considers containment of salaries and benefits costs in 2003 to be one of its top challenges. A number of factors are creating unusually strong upward pressure on these costs, especially in the areas of medical benefits and competitive wages. The Company is addressing this by focusing on ways of becoming more efficient in its processes and using technology wherever possible to hold down staffing requirements.

        Occupancy expense has increased during this period to $11.0 million in 2002 from $9.3 million in 2001 and $8.4 million in 2000. Rental payments on leased buildings, capital expenditures for computer equipment, ATM's and new signage due to the Bank's name change and the merger with American Commercial Bank all have contributed to the increase in occupancy expense. The new equipment and signage was placed into service in the middle of 2001 and occupancy expense increased as these items are depreciated over useful lives of between 5 and 7 years. Management's expectation for 2003 is that occupancy and furniture expense will increase. Plans are in motion to purchase a new mainframe computer system during the middle of 2003 (replacing the old system which was acquired in 1998 and will be fully depreciated in mid 2003), thereby improving the capability and speed of the Bank's information processing. Also planned in 2003 is the purchase of new item imaging equipment which will dramatically improve checking account processing and research capabilities for customers, along with improving the efficiency of the Bank.

        Advertising and promotion expenditures were $6.9 million in 2002 following charges of $7.7 million in 2001 and $6.1 million in 2000. Expenditures in 2001 reflect the impact of the Company's name change to Mid-State Bank & Trust on its 40th anniversary celebration in mid 2001, the merger with American Commercial Bank later that year, and the donation of property in Cambria in order to obtain a Natural Heritage State Tax Credit that year. Management expects 2003 results to be more in line with the "normalized" 2002 expenditure levels.

        General office expenditures rose to $4.1 million in 2002 from $3.5 million in 2001 and $3.6 million in 2000. This category includes primarily charges for stationery and supplies, telephone expenses, and postage. Mangement does not expect an increase in this expenditure area in 2003 as it has taken a number of steps to hold down costs related to telephone expenditures and expenditures on stationery and supplies. Moreover, the eventual implementation later in 2003 of item imaging will reduce postage costs.

        Merchant processing charges have increased steadily over the three year period reflecting increased volume and customers. These charges amounted to $6.4 million in 2002, $5.6 million in 2001, and $4.9 million in 2000. Management's expectation for 2003 is that merchant processing expense will continue to increase due to the additional activity and volume.

        Regulatory assessments (charges for FDIC assessments and DFI fees) have remained relatively constant over the past three years at $368, $326, and $336 thousand in 2002, 2001, and 2000, respectively.

        Other operating expenses increased in 2002 to $5.7 million compared to $4.9 million in 2001 and $1.8 million in 2000. The increase in 2002 over 2001 reflects primarily the increased amortization of the core deposit intangible related to the American Commercial Bank acquisition ($775 thousand more for the full year of 2002 compared to the three months in 2001). The increase in 2001 over 2000 reflects $297 thousand of the amortization of the core deposit intangible, a $557 thousand increase in other operating losses, $300 thousand of merger related charges in 2001 following none in 2000, a $667 thousand increase in the cost of other professional services primarily the result of contracting out internal audit services, a $212 thousand increase in insurance costs, and a variety of smaller increases.

Taxes

        Book tax expense amounted to $15.9 million in 2002 following $14.5 million in 2001 and $14.1 million in 2000. While the statutory tax rate of the Company is 42.05%, the actual rate accrued was 34.7%, 34.7% and 34.1% in 2002, 2001, and 2000, respectively. The primary reason for the difference relates to the tax exempt income generated by the Company's Municipal bond portfolio.

        As described in Footnote No. 10 to the financial statements, the Company has deferred tax assets primarily related to the timing difference associated with charge-offs and provisions for losses on certain loans and with the timing difference on deferred compensation.

SUBSIDIARY ACTIVITY

Mid Coast Land Company

        Investments in real estate shown on the Consolidated Statement of Financial Position principally represent the assets of the Bank's real estate development subsidiary, Mid Coast Land Company. Mid Coast Land Company recorded a loss during 2002 of $72 thousand compared to earnings during 2001 of $315 thousand and $280 thousand in 2000. The loss in 2002 was related to the write-off of a note carried by the subsidiary to a developer for which no allowance had been provided based on the conditions of the loan prior to 2002. The Company is in the final phases of winding down Mid Coast Land Company, having sold its final property which closed during the first quarter of 2003.

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

        Earnings for this subsidiary consist primarily of rental income from the Bank's offices and administrative center coupled with a minor amount of rental income from non-bank tenants and interest earnings on its cash assets. Leases are written with market terms and at market rates. Expenses are principally interest on mortgages, depreciation of leasehold improvements, general maintenance and utilities expense. The affairs of the subsidiary are managed by Bank employees and as such this subsidiary has no paid staff members.

        Earnings for MSB Properties have remained relatively unchanged over the years with net earnings after-tax of $1.3 million, $1.7 million, and $1.4 million, in 2002, 2001 and 2000, respectively. The larger figure in 2001 reflects the net benefit to the Company (accounted for on the subsidiary's books) of the donation of the Cambria property to obtain a Natural Heritage State Tax Credit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as, disclosures included elsewhere in this Form 10-K, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. Management believes that the most significant subjective judgements that it is required to make include the following:

  •
  Allowance for losses.    Management reviews the adequacy of the allowance and also employs an independent third party loan review group to, among other things, review the adequacy of the allowance and make recommendations. Management, as necessary, adjusts the allowance for loan losses and the allowance for losses—unfunded commitments, on a regular basis. These adjustments are made through a charge to expense in the provision for loan losses on the income statement. The allowance is also examined annually by one or more of the Bank's regulatory bodies including the FDIC and DFI. The need for additional provision for loan losses in 2003 will be dependent upon Management's on-going analysis of the adequacy of the allowance for losses. While Management believes it to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

  •
  Fair Value.    Where applicable, the Company is required by Generally Accepted Accounting Principles ("GAAP") to disclose the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. Also, the fair value calculated on collateral supporting the Bank's extensions of credit (e.g.—appraisals on the property securing real estate loans) can have a significant effect on the determination of the adequacy of the the allowance for losses noted above. Wherever possible, fair value used by the Company equals quoted market price, as for example with its investment securities portfolio, if available. If it is not available, fair value is estimated by the Company using quoted market prices for similar assets. Fair value of other instruments involves discounting future cash flows using current market rates for instruments with similar maturity and credit characteristics.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and Stockholders of Mid-State Bancshares:

        In our opinion, the accompanying consolidated statement of financial position and the related consolidated statements of income, of comprehensive income, of changes in capital accounts, and of cash flows present fairly, in all material respects, the financial position of Mid-State Bancshares and its subsidiary at December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. As discussed in Note One to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142 and consequently changed its method of accounting for goodwill in 2002. The financial statements of Mid-State Bancshares as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 22, 2002.

PricewaterhouseCoopers LLP
Los Angeles, California
January 31, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

Report of Previous Independent Public Accountants

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Mid-State Bancshares and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP ARTHUR ANDERSEN LLP

Orange County, California January 22, 2002

Consolidated Statements of Financial Position

(amounts in 000's except share amounts)

	December 31,
Assets
	2002	2001
CASH AND DUE FROM BANKS	$128,036	$102,970
FEDERAL FUNDS SOLD	16,500	73,000
SECURITIES AVAILABLE FOR SALE	608,983	451,345
LOANS HELD FOR SALE	22,560	13,604
LOANS, net	1,070,181	1,117,026
PREMISES AND EQUIPMENT, net	25,342	25,851
ACCRUED INTEREST RECEIVABLE	11,689	11,060
INVESTMENTS IN REAL ESTATE	239	233
GOODWILL	33,448	33,448
OTHER INTANGIBLES	8,816	9,294
OTHER ASSETS	8,946	15,833

TOTAL ASSETS	$1,934,740	$1,853,664

Liabilities
DEPOSITS:
Demand deposits	$390,212	$367,370
Savings, money market and NOW accounts	863,142	769,173
Time deposits—$100,000 or more	149,801	166,956
Time deposits—Under $100,000	249,792	280,667

Total Deposits	1,652,947	1,584,166

OTHER BORROWINGS	10,973	17,714
ALLOWANCE FOR LOSSES—UNFUNDED COMMITMENTS	1,771	1,586
ACCRUED INTEREST PAYABLE & OTHER LIABILITIES	14,914	15,647

TOTAL LIABILITIES	1,680,605	1,619,113

Commitments and Contingencies (Note 12)
Capital Accounts
CAPITAL STOCK, NO PAR VALUE:
Authorized—100,000,000 shares Outstanding—23,697,235 shares in 2002 and 24,088,633 in 2001	77,588	84,872
UNDIVIDED PROFITS	163,309	143,257
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES	13,238	6,422

TOTAL CAPITAL ACCOUNTS	254,135	234,551

TOTAL LIABILITIES & CAPITAL ACCOUNTS	$1,934,740	$1,853,664

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Income

(amounts in 000's except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Interest Income:
Interest and fees on loans and leases	$84,962	$92,148	$85,685
Interest on securities:
U.S. Treasury securities	1,281	1,737	4,515
U.S. Government agencies and corporations	8,888	5,857	5,870
Obligations of states and political subdivisions, other	13,032	12,290	12,415
Interest on federal funds sold	1,169	1,970	1,482

TOTAL INTEREST INCOME	109,332	114,002	109,967

Interest Expense:
Interest on deposits	16,169	26,180	27,124
Interest on other borrowings	212	300	475

TOTAL INTEREST EXPENSE	16,381	26,480	27,599

Net Interest Income	92,951	87,522	82,368
Provision for loan losses	600	4,100	700

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	92,351	83,422	81,668

Other Income:
Service charges on deposit accounts	8,909	8,122	6,939
Commissions, fees and other service charges	12,031	10,734	8,880
Gains (losses) on sale of securities	17	56	(7)
Gain on sale of loans held for sale	1,011	173	(29)
Other income	2,353	4,169	2,022

TOTAL OTHER INCOME	24,321	23,254	17,805

Other Expenses:
Salaries & employee benefits	36,537	33,417	32,779
Occupancy expenses	10,954	9,304	8,436
Advertising & promotion	7,108	7,852	5,733
General office	4,141	3,505	2,990
Merchant processing fees	6,385	5,632	4,867
Regulatory assessments	368	326	336
Other operating expenses	5,432	4,708	2,841

TOTAL OTHER EXPENSES	70,925	64,744	57,982

Income before taxes	45,747	41,932	41,491
Tax expense	15,892	14,530	14,142

NET INCOME	$29,855	$27,402	$27,349

Earnings per share:
—Basic	$1.25	$1.22	$1.23
—Diluted	$1.20	$1.18	$1.20
Average shares used in earnings per share calculation:
—Basic	23,962	22,452	22,257
—Diluted	24,837	23,252	22,722

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Comprehensive Income

(amounts in 000's)

	Year Ended December 31,
	2002	2001	2000
NET INCOME	$29,855	$27,402	$27,349
Other Comprehensive Income Before Taxes:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during year	11,378	8,747	8,183
Reclassification adjustment for (gains) losses included in net income	(17)	(56)	7

Other comprehensive income, before tax	11,361	8,691	8,190
Income tax expense related to items in comprehensive income	4,545	3,476	3,276

OTHER COMPREHENSIVE INCOME, NET OF TAXES	6,816	5,215	4,914

COMPREHENSIVE INCOME	$36,671	$32,617	$32,263

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of

Changes in Capital Accounts

(amounts in 000's except share amounts)

	Number of Shares	Capital Stock	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 1999	22,573,886	$59,681	$104,357	$(3,707)	$160,331
Cash dividend	—	—	(7,543)	—	(7,543)
Exercise of stock options	46,008	345	—	—	345
Net income	—	—	27,349	—	27,349
Change in net unrealized gain (loss) on available for sale securities	—	—	—	4,914	4,914
Stock repurchased	(601,312)	(8,254)	—	—	(8,254)

BALANCE, December 31, 2000	22,018,582	51,772	124,163	1,207	177,142
Cash dividend	—	—	(8,308)	—	(8,308)
Exercise of stock options	73,446	714	—	—	714
Shares issued in connection with merger	2,450,731	39,178	—	—	39,178
Fair market value of stock options issued in connection with merger	—	722	—	—	722
Net income	—	—	27,402	—	27,402
Change in net unrealized gain (loss) on available for sale securities	—	—	—	5,215	5,215
Stock repurchased	(454,126)	(7,514)	—	—	(7,514)

BALANCE, December 31, 2001	24,088,633	84,872	143,257	6,422	234,551
Cash dividend	—	—	(9,803)	—	(9,803)
Exercise of stock options	85,866	1,102	—	—	1,102
Net income	—	—	29,855	—	29,855
Change in net unrealized gain (loss) on available for sale securities	—	—	—	6,816	6,816
Stock repurchased	(477,264)	(8,386)	—	—	(8,386)

BALANCE, December 31, 2002	23,697,235	$77,588	$163,309	$13,238	$254,135

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

(amounts in 000's)

	Year Ended December 31,
	2002	2001	2000
Operating Activities:
Net Income	$29,855	$27,402	$27,349
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	4,372	4,396	3,869
Amortization of investment security premiums, net	4,019	1,533	1,256
Amortization of deferred loan fees	(78)	(348)	214
Amortization of intangible assets	1,379	482	70
(Gain) loss on sale of investments	(17)	(56)	7
Reversal of allowance for losses on investments in real estate	—	—	(262)
Originations of loans held for sale	(156,606)	(84,297)	(3,984)
Proceeds from sales of loans held for sale	148,661	70,866	3,955
(Gain) loss on sale of loans held for sale	(1,011)	(173)	29
Provision for credit losses	600	4,100	700
Net gain on sales of other real estate owned	—	—	(118)
Deferred tax (benefit) charge	(738)	1,389)	(497)
Increase in other intangibles	(901)	(779)	(28)
Decrease (increase) in accrued interest and other assets	3,209	(1,159)	2,553
(Decrease) increase in accrued interest payable and other liabilities	(1,307)	(2,103)	6,258

Net cash provided by operating activities	31,437	21,253	41,371

Investing Activities:
Proceeds from sales and maturities of securities	112,811	137,709	143,191
Purchases of securities	(263,089)	(159,772)	(78,438)
Proceeds from sales of other real estate owned	—	—	1,125
Net decrease (increase) in loans	46,323	(27,936)	(152,899)
Receipts from real estate investments, net of advances	(6)	(5)	1,551
Cash acquired in acquisition, net of cash used	—	45,222	—
Purchases of premises and equipment	(3,878)	(876)	(3,593)
Proceeds from sales of premises and equipment	15	15	961

Net cash used in investing activities	(107,824)	(5,643)	(88,102)

Financing Activities:
Net increase in deposits	68,781	99,006	62,708
Net (decrease) increase in other borrowings	(6,741)	(12,526)	14,883
Cash dividend paid	(9,803)	(8,308)	(7,543)
Proceeds from exercise of stock options	1,102	714	345
Purchase of bank stock for retirement	(8,386)	(7,514)	(8,254)

Net cash provided by financing activities	44,953	71,372	62,139

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(31,434)	86,982	15,408
CASH AND CASH EQUIVALENTS, beginning of year	175,970	88,988	73,580

CASH AND CASH EQUIVALENTS, end of year	$144,536	$175,970	$88,988

Supplemental disclosure of cash flow information
(amounts in 000's)
Cash paid during the year for:
Interest (net of amounts capitalized)	$16,678	$26,724	$27,542
Taxes on income, net	15,265	12,925	14,850
Transfers from loans to other real estate owned	—	—	1,007
ACQUISITIONS
Fair value of tangible assets acquired	$—	$285,935	$—
Fair value of core deposit intangible acquired	—	8,869
Goodwill created in acquisition	—	32,232	—
Liabilities assumed	—	(255,536)	—

Acquisition price	—	71,500	—
Less:
Common stock issued	—	(39,900)	—
Amounts payable to Americorp shareholders and other accruals	—	(416)	—

Cash paid	—	(31,184)	—
Cash acquired	—	76,406	—

Cash acquired, net of cash paid	$—	$45,222	$—

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

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

        Consolidation:    The consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary, Mid-State Bank & Trust, (the "Bank") which includes Mid-State Bank & Trust's wholly owned subsidiaries, Mid Coast Land Company and MSB Properties. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

        Securities:    Securities for which the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity securities. Securities which are purchased principally for the purpose of selling them in the near term for a gain are classified as trading securities. Securities not classified as held-to-maturity or trading are classified as available for sale. The Company holds no securities that should be classified as trading securities or held-to-maturity securities. Securities classified as available for sale are reported on the consolidated statements of financial position as of December 31, 2002 and 2001, at their market value. The net unrealized gains or losses for these securities are reported, net of related taxes, in the statements of comprehensive income for the years ended December 31, 2002, 2001 and 2000 and as a separate component of the capital accounts for the years ended December 31, 2002 and 2001.

        On January 1, 2001, the remaining Held-to-Maturity portion of the Investment Securities Portfolio was transferred to the Available for Sale portion of the Investment Securities Portfolio. Ordinarily such transfers are prohibited, however, concurrent with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," a one time reclassification was permitted. Additionally, in connection with the merger with Americorp (see Note 2 below), Mid-State Bancshares' classified approximately $3.7 million of securities as Available for Sale which were previously categorized as Held to Maturity on Americorp's Statement of Financial Position. This action was taken in conformance with Mid-State Bancshares' overall asset/liability and investment management policy and is permitted under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        Interest income from the securities portfolio is accrued as earned including the accretion of discounts and the amortization of premiums based on the original cost of each security owned.

        Loans Held for Sale:    Loans held for sale are carried at the lower of cost or market, which is determined on an aggregate basis. They are stated at the amount of unpaid principal, reduced by market valuation adjustments and increased or reduced by net deferred loan origination fees and costs. Interest on loans is recognized over the terms of the loans and is calculated on principal amounts outstanding. Direct loan origination fees and costs are deferred until the related loan is sold.

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

        Accounting for Income Taxes:    Deferred income tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred asset or liability from period to period. The Company estimates its quarterly effective income tax rate based upon a variety of factors, including, but not limited to, the expected revenues for the year and the product mix of revenue, and the ratio of permanent differences to total revenue. Any changes to the estimated rate are made prospectively in accordance with APB 28 "Interim Financial Reporting". Additionally, Management makes estimates as to the amount of reserves, if any, that are necessary for known and potential tax exposures.

Recent Accounting Pronouncements:

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and was effective for all business combinations accounted for by the purchase method completed after June 30, 2001. SFAS No. 141 requires all business combinations be accounted for using the purchase method. The Company adopted SFAS No. 141 during the third quarter of 2001, and the merger with Americorp, which is discussed in Note 2, was accounted for in accordance with SFAS No. 141.

        SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, rather goodwill will be subject to at least an annual assessment for impairment. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001, with a provision that states goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 should not be amortized. Accordingly, the goodwill generated through the merger with Americorp, which is discussed in Note 2, was not amortized. The Company adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have a material impact on the Company's results of operations or financial condition, other than increasing net income by $2.3 million for the year ending December 31, 2002, assuming that goodwill would have been amortized over a useful life of 15 years. However, it should be noted that the results of annual assessments in future years could impact the Company's results of operations or financial condition if goodwill is considered to be impaired.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operation or financial condition.

        In December 2001, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) that Lend to or Finance the Activities of Others." It addresses financial accounting and reporting for any entity that lends to or finances the activities of others. SOP No. 01-6 was effective for fiscal years beginning after December 15, 2001. The adoption of SOP No. 01-6 did not have a material impact on the Company's results of operations or financial condition.

        The FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April of 2002. SFAS No. 145 amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicablility under changed conditions. SFAS No. 145 is effective in fiscal years beginning after May 15, 2002, with certain provisions effective for financial statements issued on or after May 15, 2002, with early adoption permitted. The Company adopted the provisions effective for financial statements issued on or after May 15, 2002 on May 15, 2002. Management believes that the adoption of SFAS No. 145 will not have a material impact on its results of operations and financial position.

        The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June of 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early adoption permitted. Management believes that the adoption of SFAS No. 146 will not have a material impact on its results of operations and financial position.

        The FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" in July of 2002. SFAS No. 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. SFAS No. 147 was effective on October 1, 2002. The Company adopted SFAS No. 147 on October 1, 2002, and the adoption did not have a material impact on its results of operations and financial position.

        In November of 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 clarifies the requirements relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 were effective for financial statements of periods that end after December 15, 2002, and the required disclosures are included in these notes to consolidated financial statements. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Management believes that adoption will not have a material impact on its results of operations and financial position.

        The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" in December of 2002. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123. SFAS No. 148 was effective for fiscal years ending after December 15, 2002. The Company adopted SFAS No. 148 on December 15, 2002 and adoption did not have a material impact on its results of operations and financial position.

        In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and ii) the equity investors lack an essential characteristic of a controlling financial interest. Management believes that the adoption of FIN No. 46 will not have a material impact on the Company's results of operations and financial position.

        Reclassifications:    Certain items in the consolidated financial statements for 2001 and 2000 were reclassified to conform to the 2002 presentation.

2. Mergers

Americorp

        On September 28, 2001, Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust acquired 100 percent of the outstanding common stock of Americorp. The results of Americorp's operations have been included in the consolidated financial statements since that date. Americorp was the holding company of American Commercial Bank. American Commercial Bank was a community bank that served Ventura County. The merger gives Mid-State Bank & Trust five new offices in Ventura County.

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

        A pro forma summary of revenue, net income and earnings per share, as if the merger was in effect at the beginning of each period, is presented below. This summary specifically excludes any expense savings achieved as a result of the merger. Adjustments have been made to reflect the amortization of the core deposit intangible and the loss of interest on cash utilized to complete the merger. These results are not included in the financial statements included herein. Pro forma information for 2002 is not presented since the merger was completed in 2001. Figures are in thousands (unaudited).

	For the Years Ended December 31,
	2001	2000
Pro Forma Interest and Non Interest Income:
Combined Mid-State Bancshares and Americorp	$154,174	$152,122
Pro Forma Net Income:
Combined Mid-State Bancshares and Americorp	$26,312	$29,247
Pro Forma Earnings Per Share—Basic	$1.08	$1.18
Pro Forma Earnings Per Share—Diluted	$1.05	$1.16

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

(A)
Goodwill is completely attributable to the Community Banking segment of the Company and is not deductible for tax purposes.

(B)
The entire amount displayed is attributable to a Core Deposit Intangible which is being amortized over its expected useful life of 8.25 years, i.e. through December 31, 2009.

3. Cash Reserves

        The average reserve balances required to be maintained by the Federal Reserve Bank were approximately $24.2 million and $36.3 million at December 31, 2002 and 2001, respectively.

4. Securities

        A summary of investment securities owned is as follows:

December 31, 2002
(amounts in 000's) Securities Available For Sale	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$26,101	$497	$—	$26,598
Securities of U.S. government agencies and corporations	228,653	6,472	(23)	235,102
Mortgage backed securities	5,842	106	—	5,948
Obligations of states and political subdivisions	309,236	14,396	(175)	323,457
Other investments	17,087	793	(2)	17,878

TOTAL	$586,919	$22,264	$(200)	$608,983

December 31, 2001
(amounts in 000's) Securities Available For Sale	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$40,777	$399	$—	$41,176
Securities of U.S. government agencies and corporations	161,612	4,253	(83)	165,782
Mortgage backed securities	3,296	389	—	3,685
Obligations of states and political subdivisions	220,672	5,067	(282)	225,457
Other investments	14,285	996	(36)	15,245

TOTAL	$440,642	$11,104	$(401)	$451,345

        Securities having an amortized cost of $95,936,000 and $85,567,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes as required by law.

        Proceeds from maturities, calls, partial pay-downs and/or sales of securities were $112,811,000, $137,709,000, and $143,191,000 for the years ended 2002, 2001, and 2000, respectively. Gross gains of $27,000, $155,000, and $3,000 and gross losses of $10,000, $99,000, and $10,000 were realized on that activity for the years ended 2002, 2001, and 2000, respectively.

        The amortized cost and market value of securities at December 31, 2002 and 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available For Sale
(dollars in 000's) December 31, 2002	Cost Basis	Market Value
Due in one year or less	$135,112	$138,258
Due after one year to five years	300,702	311,289
Due after five years to ten years	144,681	153,023
Due after ten years	6,424	6,413

Total	$586,919	$608,983

	Available For Sale
December 31, 2001	Cost Basis	Market Value
Due in one year or less	$114,992	$116,434
Due after one year to five years	266,021	273,008
Due after five years to ten years	56,818	59,085
Due after ten years	2,811	2,818

Total	$440,642	$451,345

5. Loans and Allowance for Loan Losses

The loan portfolio consists of the following:

	December 31,
(dollars in 000's)
	2002	2001
Construction and development loans	$214,595	$217,241
Real estate loans	528,238	527,582
Home equity credit lines	74,278	68,541
Installment loans	27,226	35,294
Cash reserve	3,511	3,881
Agricultural production	29,996	34,235
Commercial, other	213,175	252,871

	1,091,019	1,139,645

Less allowance for loan losses	(17,370)	(19,073)
Less deferred loan fees, net	(3,468)	(3,546)

TOTAL LOAN PORTFOLIO	$1,070,181	$1,117,026

        At December 31, 2002, $817,111,000 of the Bank's portfolio was collateralized by various forms of real estate. The Company attempts to reduce its concentration of credit risk by making loans, which are diversified by project type and geographic locations throughout the Central Coast of California. While management of the Company believes that the collateral presently securing this portfolio is adequate, there can be no assurances that a deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

        Loans on non-accrual status totaled $16,748,000 and $2,986,000 at December 31, 2002 and 2001, respectively. If interest income on non-accrual loans had been recorded as originally scheduled, approximately $1,103,794, $671,589, and $485,672 of additional interest income would have been recorded for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, there was no interest income which was recognized for loans on non-accrual during 2002, 2001, or 2000.

        A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on non-accrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest from other loans in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired. Certain impaired loans are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as non-accrual and $401,277, $774,251 and $525,999 in interest was recognized from these loans during 2002, 2001 and 2000, respectively.

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

	December 31,
(dollars in 000's)
	2002	2001
Loans identified as impaired at year end	$18,689	$6,159
Impaired loans for which a valuation allowance has been determined	2,592	3,080
Impaired loans for which no valuation allowance was determined necessary	16,096	3,079
Amount of valuation allowance	518	1,148

        The average amount of the recorded investment in impaired loans during the year ended December 31, 2002, 2001 and 2000 was approximately $10,937,000, $8,579,000 and $6,148,000, respectively.

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

        The allowance for loan losses is netted against loans on the Statements of Financial Position for December 31, 2002 and 2001. A summary of the changes in the allowance account is as follows:

	December 31,
(dollars in 000's)
	2002	2001	2000
Balance at beginning of year:
Allowance for loan losses	$19,073	$10,920	$10,905
Allowance for losses—unfunded commitments	1,586	2,360	2,200

Total allowance for losses at beginning of year	20,659	13,280	$13,105
Additions to the allowance charged to expense	600	4,100	700
Loans charged off	(2,838)	(2,914)	(1,192)
Recoveries of loans previously charged off	720	729	667
Adjustment—Acquired through Merger	—	5,464	—

TOTAL ALLOWANCE FOR LOSSES—END OF YEAR	$19,141	$20,659	$13,280

Allowance for loan losses	$17,370	$19,073	$10,920
Allowance for losses—unfunded commitments	1,771	1,586	2,360

TOTAL ALLOWANCE FOR LOSSES—END OF YEAR	$19,141	$20,659	$13,280

        The increase in provision in 2001 was primarily a result of the increased uncertainty concerning economic conditions.

        An analysis of loans and leases to directors and executive officers is as follows:

	December 31,
(dollars in 000's)
	2002	2001
Balance, at beginning of year	$14,082	$13,128
Additional loans and leases made	587	1,193
Payments received and other adjustments	(13,480)	(239)

BALANCE AT END OF YEAR	$1,189	$14,082

        These loans were made in the ordinary course of the Bank's business and, in management's opinion, were made at prevailing rates and terms. In addition, there were un-funded commitments to loan up to an additional $1,444,000 in extensions of credit to directors and executive officers.

6. Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
(dollars in 000's)
	2002	2001
Land	$7,732	$7,171
Buildings	26,850	26,574
Furniture and equipment	22,581	21,360
Construction and equipment purchases in progress	2,097	612

	59,260	55,717
Less—Accumulated depreciation and amortization	(33,918)	(29,866)

TOTAL PREMISES AND EQUIPMENT	$25,342	$25,851

        Depreciation and amortization included in occupancy expenses was $4,372,000, $4,396,000, and $3,869,000 2002, 2001 and 2000, respectively, based on the following estimated useful lives:

Buildings	20-40 years
Furniture and equipment	3-20 years

        Total rental expense for banking premises was $1,548,000, $910,000, and $980,000, in 2002, 2001 and 2000, respectively. As of December 31, 2002 the approximate minimum future lease rentals payable under non-cancelable lease contracts for bank premises were as follows (dollars in 000's):

Year
2003	$1,734
2004	1,661
2005	1,541
2006	1,480
2007	1,394
Thereafter	6,005

TOTAL LEASE COMMITMENTS	$13,815

7. Goodwill and Other Intangible Assets

        No changes in the carrying amount of Goodwill occurred in 2002. Additional Goodwill in the amount of $32.2 million was created in 2001 as a result of the merger with Americorp.

        The following table presents net income and basic and diluted earnings per common share, adjusted to reflect results as if the non-amortization provisions of SFAS 142 had not been in effect for the periods presented (dollars in 000's). Adjusted amounts are not presented for the year ended December 31, 2000 as SFAS 142 was not in effect during 2000.

	2002	2001
Net Income:
Reported net income	$29,855	$27,402
Less: Amortization of Goodwill, net of taxes	(2,279)	(537)

Adjusted Net Income	$27,576	$26,865

Basic earnings per share:
Reported basic earnings per share	$1.25	$1.22
Less: Amortization of Goodwill, net of taxes	(0.10)	(0.02)

Adjusted basic earnings per share	$1.15	$1.20

Diluted earnings per share:
Reported diluted earnings per share	$1.20	$1.18
Less: Amortization of Goodwill, net of taxes	(0.09)	(0.02)

Adjusted diluted earnings per share	$1.11	$1.16

        The following is a summary of the Company's other intangible assets. Figures are in thousands.

	Dec. 31, 2002			Dec. 31, 2001
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangible	$8,870	($1,369)	$7,501	$8,870	($297)	$8,573
Originated Mortgage Servicing Rights	2,062	(747)	1,315	1,161	(440)	721

Total Other Intangible Assets	$10,932	($2,116)	$8,816	$10,031	($737)	$9,294

        The aggregate amount of amortization expense of other intangible assets is as follows ($in 000's):

	2002	2001	2000
Amortization of Core Deposit Intangible	$1,072	$297	$—
Amortization of Originated Mortgage Servicing Rights	307	186	70

Total aggregate amortization expense	$1,379	$483	$70

        The projected amortization expense for intangible assets, assuming no further acquisitions or dispositions, is approximately $1.4 million per year over the next five years.

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

        Loans Held for Sale and Loans, net)

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

        Accrued Interest Receivable

  For accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

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

        Commitments to Extend Credit and Letters of Credit

  Commitments to extend credit and letters of credit are written at current market rates. The Company does not anticipate any interest rate or credit factors that would affect the fair value of commitments or letters of credit outstanding at December 31, 2002.

        Accrued Interest Payable

  For accrued interest payable, the carrying amount is a reasonable estimate of fair value.

        The estimated fair values of the Company's financial instruments are as follows:

	2002		2001
(dollars in 000's)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$128,036	$128,036	$102,970	$102,970
Fed funds sold	16,500	16,500	73,000	73,000
Investment securities	608,983	608,983	451,345	451,345
Loans held for sale	22,560	22,785	13,604	13,740
Loans, net	1,070,181	1,151,394	1,117,026	1,130,077
Accrued interest receivable	11,689	11,689	11,060	11,060
Financial liabilities:
Deposits	1,652,947	1,651,622	1,584,166	1,581,885
Other borrowings	10,973	10,973	17,714	17,714
Accrued interest payable	450	450	959	959

9. Deposits

        Deposits are insured up to $100,000 per member by the Federal Deposit Insurance Corporation (FDIC). The following is a break-down by type and maturity at year-end of the Bank's deposits:

December 31, 2002
(dollars in 000's)	No Contractual Maturity	Three Months or Less	After 3 Months, to 12 Months	After One Year	Total
Demand Deposits	$390,212	$—	$—	$—	$390,212
Savings, Money Market and NOW Accounts	863,142	—	—	—	863,142
Time Deposits—$100,000 or more	—	74,324	64,848	10,629	149,801
Time Deposits—Under $100,000	—	91,891	123,441	34,460	249,792

Total	$1,253,354	$166,215	$188,289	$45,089	$1,652,947

December 31, 2001
(dollars in 000's)	No Contractual Maturity	Three Months or Less	After 3 Months to 12 Months	After One Year	Total
Demand Deposits	$367,370	$—	$—	$—	$367,370
Savings, Money Market
and NOW Accounts	769,173	—	—	—	769,173
Time Deposits—$100,000 or more	—	86,411	69,132	11,413	166,956
Time Deposits—Under $100,000	—	108,689	136,001	35,977	280,667

Total	$1,136,543	$195,100	$205,133	$47,390	$1,584,166

10. Income Taxes

        The current and deferred amounts of the provision for taxes in the years ended December 31, were:

(dollars in 000's)	2002	2001	2000
Federal:
Current	$10,937	$9,753	$10,208
Deferred	613	1,433	(248)

Total Federal Taxes	11,550	11,186	9,960

State:
Current	5,693	3,388	4,431
Deferred	(1,351)	(44)	(249)

Total State Taxes	4,342	3,344	4,182
TOTAL FEDERAL AND STATE TAX EXPENSE	$15,892	$14,530	$14,142

        The provision for taxes on income differed from the amounts computed using the federal statutory rate of 35 percent as follows:

(dollars in 000's)	2002	2001	2000
Tax expense at federal statutory tax rate	$16,012	$14,676	$14,522
State income tax expense	2,791	2,125	2,434
Tax savings from exempt investment and loan income )	(3,030)	(2,245)	(1,872)
Other, net	119	(26)	(942)

TOTAL TAX EXPENSE	$15,892	$14,530	$14,142

        The principal items giving rise to deferred taxes were:

(dollars in 000's)	2002	2001	2000
Allowance for loan losses	$86	$(1,142)	$(239)
Gain on loan workouts	—	1,205	52
Real estate joint ventures	20	(21)	460
Deferred compensation	153	106	(558)
Merger related expenses	—	—	637
State income taxes	(283)	444	(409)
Provisions for OREO properties	—	—	155
Capital loss carryforward	248	65	—
Reversal of valuation allowance	(248)	—	—
Depreciation	(611)	34	(393)
Securities—discount accretion	(136)	20	7
Accrued liabilities and other, net	1,063	189	(209)
Accrued compensation	125	489	—
Credit carryovers	(1,155)	—	—

TOTAL DEFERRED TAXES	$(738)	$1,389	$(497)

        As of December 31, the deferred tax assets and liabilities, which include the deferred tax asset acquired in the Americorp transaction, are as follows:

(dollars in 000's)	2002	2001	2000
Assets:
Allowance for loan losses	$7,853	$7,939	$4,832
Gain on loan workouts	167	167	1,372
Deferred compensation	2,257	2,410	2,055
Merger related expenses	226	226	43
State income taxes	1,449	1,166	1,596
Capital loss carryforward	—	248	183
Accrued liabilities and other, net	—	644	264
Securities—discount accretion	147	11	—
Accrued compensation	107	232	—
Credit carryovers	1,155	—	—

Total Assets	13,361	13,043	10,345

Liabilities:
Real estate joint ventures	(672)	(652)	(647)
Depreciation and amortization	(216)	(827)	(814)
Securities—discount accretion	—	—	(9)
Mark-to-market adjustment	(293)	(293)	—
Accrued liabilities and other, net	(419)	—	—

Total Liabilities	(1,600)	(1,772)	(1,470)

Valuation Allowance	—	(248)	(183)
Net deferred tax asset before tax effect of unrealized gain on securities available for sale	11,761	11,023	8,692
Tax effect of unrealized gain on securities available for sale	(8,826)	(4,280)	(804)

DEFERRED TAX ASSET, NET	$2,935	$6,743	$7,888

        The net deferred tax asset above is included in Other Assets on the Consolidated Statements of Financial Position. As of December 31, 2002, the Company has State tax credit carryforwards of $1,155,000 for financial reporting purposes. There are no alternative minimum tax credit carryforwards for tax purposes. A valuation allowance, which was zero at December 31, 2002, provides for deferred taxes that are not anticipated to be offset by taxable income projected for the next 12 months. A valuation allowance is based on estimates by Management which can change over time.

11. Other Borrowings

        The Company has obtained first trust deed mortgage financing for several of the properties and investments that they own. Mortgages payable totaled $70,000 and $104,000 at December 31, 2002 and 2001, respectively. Other borrowings also include borrowings under the Treasury Tax and Loan note account of $8,903,000 and $15,609,000 at December 31, 2002 and 2001, respectively. Federal Home Loan borrowings remained at $2,000,000 for both 2002 and 2001.

12. Commitments and Contingencies

        At December 31, 2002 and 2001, the Company was contingently liable for letter of credit accommodations made to its customers totaling $39,431,000 and $31,787,000, respectively. At December 31, 2002 and 2001, the Company also had undisbursed loan commitments in the amount of $436,730,000 and $368,543,000, respectively.

        Letters of credit are issued in connection with agreements made by customers to counterparties. If the customer fails to comply with the agreement, the counterparty may enforce the letter of credit as a remedy. Credit risk arises from the possibility that the customer may not be able to repay the Company. The notional amount of the letter of credit accomodations represents the maximum amount of future cash payments.

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

13. Earnings Per Share

        Earnings per share (EPS) have been computed in 2002, 2001 and 2000, based on the weighted average number of shares outstanding each year of 23,962,000, 22,452,000, and 22,257,000, respectively. Average outstanding shares in prior years have been restated to reflect stock dividends paid to former shareholders of Mid-State Bank, as well as, additional shares issued in connection with the mergers. Also, on January 26, 2001, the Company declared a 2 for 1 stock split. All EPS and share data has been retroactively restated taking into account this split.

        The following is a reconciliation of the numerators and denominators used in the calculation of basic EPS and diluted EPS for the years ended December 31.

(figures in 000's except per share data)	Earnings	Weighted Average Shares Outstanding	EPS
2002
Basic Earnings Per Share:
Net Income available to Common Stockholders	$29,855	23,962	$1.25
Effect of Dilutive Securities:
Stock Options		875
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$29,855	24,837	$1.20
2001
Basic Earnings Per Share:
Net Income available to Common Stockholders	$27,402	22,452	$1.22
Effect of Dilutive Securities:
Stock Options		800
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$27,402	23,252	$1.18
2000
Basic Earnings Per Share:
Net Income available to Common Stockholders	$27,349	22,257	$1.23
Effect of Dilutive Securities:
Stock Options		465
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$27,349	22,722	$1.20

14. Capital Accounts

        The Company declared cash dividends during 2002 of $9,803,000. The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of (1) the bank's undivided profits or (2) the bank's net income for its last three fiscal years less the amount of any distributions made by the bank during such period. The Bank paid cash dividends to the Holding Company in 2002, 2001 and 2000 of $81,155,000 which the Company needed to pay its regular cash dividends, as well as, to execute the Company's common stock repurchase plan and to complete the merger with Americorp in 2001. Due to the technical restriction in the California Financial Code, the Bank could have made additional cash dividends totaling $4,526,000 at December 31, 2002. The Bank has requested, and the Federal Deposit Insurance Corporation and State Department of Financial Institutions have both agreed, to allow the Bank to pay dividends in 2003 of up to $21,250,000.

15. Stock Options

        The Bank adopted a new stock option plan (the "Plan") in 1998. The Plan replaced earlier plans granted by the former BSM Bancorp, the former City Commerce Bank and the former Mid-State Bank. Options are granted at a price not less than the fair market value of the stock at the grant date. Options are exercisable and expire as determined by the Board of Directors. However, options expire no later than ten years from the date of grant. The Plan provides for issuance of up to 3,000,000 shares of common stock and is subject to termination as determined by the Board of Directors. As of December 31, 2002, 1,877,866 shares are currently under option. The shares are exercisable at prices ranging from $5.38 to $20.05. There were 85,866 shares exercised during 2002 and 73,446 and 46,008 shares exercised in 2001 and 2000, respectively.

        The Bank applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for grants under the Plan. Consistent with the methods of SFAS No. 123, pro-forma compensation expense for the Plan had been determined based on the fair value at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yields ranging from 2.04% to 2.57%, expected volatility of 25%, risk-free interest rates ranging from 2.88% to 6.38% and expected lives of five years. The Bank's net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been reduced to pro forma amounts indicated below:

(dollars in 000's except per share data)	2002	2001	2000
Net income to common shareholders:
As reported	$29,855	$27,402	$27,349
Pro forma	$28,432	$26,115	$26,241
Net income per common and common share equivalent:
Basic earnings per share:
As reported	$1.25	$1.22	$1.23
Pro forma	$1.19	$1.16	$1.18
Diluted earnings per share:
As reported	$1.20	$1.18	$1.20
Pro forma	$1.14	$1.12	$1.15

        A summary of the Company's stock options as of December 31, 2002, 2001 and 2000, and changes during the periods then ended, is presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,871,514	$14.69	1,627,526	$14.61	1,311,934	$14.57
Granted	238,529	17.19	420,644	14.06	394,000	14.00
Exercised/Forfeited	(232,177)	14.53	(176,656)	12.45	(78,408)	10.77

Outstanding at end of year	1,877,866	$15.03	1,871,514	$14.69	1,627,526	$14.61

16. Employee Benefits

        The Company offers a combination qualified profit sharing plan (the "Profit Sharing Plan") and a savings and retirement plan designed to comply with Internal Revenue Service Code Section 401(k) (the "401(k) Plan") to substantially all employees. The Company's contributions to the Profit Sharing and 401(k) Plans for the years ended December 31, 2002, 2001, and 2000 were $2,291,000, $2,064,000, and $2,185,000, respectively.

        A deferred compensation plan was in effect to provide performance oriented deferred compensation for the Company's senior executives prior to 2001. Allocations to participant's accounts were made at the discretion of the Board of Directors. The amount of contributions was determined by the Board of Directors as a function of net profits and prior year return on equity. In 2000, $820,000 was contributed to participants. No contributions were made in 2001 and 2002 because senior executives now participate in the Company's bonus incentive system which began in 1996 (the "Incentive Reward System"). A bonus is paid to selected employees who exceed certain goals under formulas established at the start of the year. Included in employee benefits expense for 2002, 2001 and 2000 was a charge of $1,772,000, $1,621,000 and $2,253,000, respectively, which was accrued during those years and paid in the following year under the Incentive Reward System. Virtually all employees received bonuses under this program in 2002 ranging from 0.55% of their salary to as much as 50.0% of their salary.

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

        As of December 31, 2002, the latest regulatory examinations indicated that, Mid-State Bancshares and Mid-State Bank & Trust were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Mid-State Bancshares and Mid-State Bank & Trust must maintain minimum total risk-based, Tier One risk-based and Tier One Leverage ratios as set forth in the following table. There are no conditions or events that Management believes have changed Mid-State Bancshares' and Mid-State Bank & Trust's category. The actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the following table:

					To be Considered Well Capitalized For Capital Adequacy Purposes
			For Capital Adequacy Purposes
	Actual
(dollars in 000's)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid-State Bancshares—Consolidated:
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$216,820	16.0%	$108,661	8.0%	$135,826	10.0%
Tier One Capital (to Risk Weighted Assets)	$199,815	14.7%	$54,330	4.0%	$81,496	6.0%
Tier One Capital (to Average Assets)	$199,815	10.6%	$75,702	4.0%	$94,628	5.0%
As of December 31, 2001:
Total Capital (To Risk Weighted Assets)	$202,943	15.0%	$107,940	8.0%	$134,925	10.0%
Tier One Capital (to Risk Weighted Assets)	$186,031	13.8%	$53,970	4.0%	$80,955	6.0%
Tier One Capital (to Average Assets)	$186,031	10.2%	$72,825	4.0%	$91,032	5.0%
Mid-State Bank & Trust—Only:
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$213,614	15.7%	$108,661	8.0%	$135,826	10.0%
Tier One Capital (to Risk Weighted Assets)	$196,609	14.5%	$54,330	4.0%	$81,496	6.0%
Tier One Capital (to Average Assets)	$196,609	10.4%	$75,784	4.0%	$94,730	5.0%
As of December 31, 2001:
Total Capital (To Risk Weighted Assets)	$199,116	14.8%	$107,935	8.0%	$134,919	10.0%
Tier One Capital (to Risk Weighted Assets)	$182,204	13.5%	$53,967	4.0%	$80,951	6.0%
Tier One Capital (to Average Assets)	$182,204	10.0%	$72,975	4.0%	$91,219	5.0%

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

        The Community Banking business segment consists of commercial and retail banking. This segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including lending and investing activities, acceptance of demand, savings, and time deposits, and mortgage servicing. As previously noted, Mid Coast Land Company engages in real estate investment activities. Trust Services commenced operations on January 2, 2001. The operation provides custody services, investment management and trust-related services such as trustee for trust accounts, estate settlement services, guardianships and conservatorships.

        Non reportable operating segments of the Company's operations which do not have similar characteristics to any other banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the "All Other" category. "All Other" includes certain items, such as: a recovery of prior periods interest on a previously charged-off note totaling $2.8 million in 2001, an additional provision for loan losses of $2.9 million in 2001 in anticipation of the negative impact on credit quality of a deterioration in economic activity, a one-time gain on the sale of the credit card portfolio of $1.7 million in 2001, one-time charges to expense in 2001 for costs of donated property, an early retirement program and the Bank's name change.

        Below is a summary statement of income and certain selected financial data for each of the three years ended December 31, 2002. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments which may influence relative results, most notably, allocations of various types of overhead and administrative costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

	Community Banking			Mid Coast Land Company			Trust Department
(dollars in 000's)
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Interest Income	$109,318	$111,181	$109,946	$14	$14	$21	$—	$—	$—
Interest Expense	16,381	26,480	27,599	—	—	—	—	—	—

Net Interest Income	92,937	84,701	82,347	14	14	21	—	—	—
Provision	600	1,200	700	—	—	—	—	—	—
Non Interest Income	23,872	20,890	16,950	68	581	593	381	70	—
Non Interest Expense	70,110	61,801	57,851	206	52	131	609	454	—

Pre-Tax Income	$46,099	$42,590	$40,746	$(124)	$543	$483	$(228)	$(384)	$—

Average Assets (in millions)	$1,882	$1,564	$1,387	$10	$5	$2	$—	$—	$—

	All Other			Mid-State Bancshares
(dollars in 000's)
	2002	2001	2000	2002	2001	2000
Interest Income	—	2,807	—	$109,332	$114,002	$109,967
Interest Expense	—	—	—	16,381	26,480	27,599

Net Interest Income	—	2,807	—	92,951	87,522	82,368
Provision	—	2,900	—	600	4,100	700
Non Interest Income	—	1,713	262	24,321	23,254	17,805
Non Interest Expense	—	2,437	—	70,925	64,744	57,982

Pre-Tax Income	—	$(817)	$262	$45,747	$41,932	$41,491

Average Assets (in millions)	—	$1	$1	$1,892	$1,570	$1,390

19. Quarterly Financial Data

      The following table presents condensed consolidated statements of income for each of the quarters covering the past two years (unaudited—in 000's):

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Interest Income	$27,856	$27,205	$27,164	$27,107	$109,332
Interest Expense	4,790	4,167	4,020	3,404	16,381

Net Interest Income	23,066	23,038	23,144	23,703	92,951
Provision for loan losses	300	300	—	—	600
Non-interest income	5,983	5,744	6,175	6,419	24,321
Non-interest expense	17,887	17,330	18,267	17,441	70,925

Income before taxes	10,862	11,152	11,052	12,681	45,747
Taxes	3,962	3,998	3,966	3,966	15,892

Net Income	$6,900	$7,154	$7,086	$8,715	$29,855

Earnings Per Share:
—Basic	$0.29	$0.30	$0.29	$0.37	$1.25
—Diluted	$0.28	$0.29	$0.28	$0.35	$1.20

	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Interest Income	$27,654	$27,090	$29,902	$29,356	$114,002
Interest Expense	7,221	6,868	6,427	5,964	26,480

Net Interest Income	20,433	20,222	23,475	23,392	87,522
Provision for loan losses	300	300	3,200	300	4,100
Non-interest income	5,160	5,434	5,185	7,475	23,254
Non-interest expense	14,747	16,601	16,548	16,848	64,744

Income before taxes	10,546	8,755	8,912	13,719	41,932
Taxes	3,900	2,077	3,317	5,236	14,530

Net Income	$6,646	$6,678	$5,595	$8,483	$27,402

Earnings Per Share:
—Basic	$0.30	$0.31	$0.26	$0.35	$1.22
—Diluted	$0.30	$0.29	$0.25	$0.34	$1.18

20. Parent Company Financial Information

        Condensed financial information of Mid-State Bancshares (parent only) follows:
(dollars in 000's)

Condensed Balance Sheets

	December 31,
	2002	2001
ASSETS
Cash	$2,985	$3,653
Investment in Mid-State Bank	253,534	233,128
Other Assets	—	5

Total Assets	$256,519	$236,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividend Payable	$2,606	$2,409
Accrued Liabilities	(222)	(174)

Total Liabilities	2,384	2,235
Shareholders' Equity	254,135	234,551

Total Liabilities and Shareholders' Equity	$256,519	$236,786

Condensed Income Statements

	December 31,
	2002	2001	2000
Equity in earnings of subsidiaries:
Undistributed	$13,589	$(18,092)	$11,635
Dividends	16,607	45,880	16,062
Operating Expenses	(563)	(666)	(599)
Income Tax Benefit	222	280	251

Net Income	$29,855	$27,402	$27,349

Condensed Statements of Cash Flows

	December 31,
	2002	2001	2000
Cash flows from operation activities:
Net Income	$29,855	$27,402	$27,349
Adjustments to reconcile net income to net cash provided by operating activities:
Net earnings of Bank	(13,589)	18,092	(11,635)
Net change in other liabilities	(48)	(2,595)	(251)
Net change in other assets	5	20	1,580

Net cash provided by operating activities	16,223	42,919	17,043

Net Cash Flow from Investing Activities	—	—	—

Net Cash Flows from Financing Activities:
Proceeds from stock options	1,102	714	345
Payment to purchase common stock	(8,386)	(7,514)	(8,254)
Dividends paid by parent	(9,607)	(7,880)	(7,142)
Other	—	(26,737)	1
Net cash used in financing activities	(16,891)	(41,417)	(15,050)

Net Increase (Decrease) in Cash	(668)	1,502	1,993
Cash, beginning of year	3,653	2,151	158

Cash, at end of year	$2,985	$3,653	$2,151

Management Statement

        Mid-State Bancshares is responsible for the preparation, integrity, and fair presentation of its published consolidated financial statements as of December 31, 2002 and the year then ended. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts, some of which are based on judgments and estimates of management.

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

        Management assessed its internal control structure over financial reporting as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, management believes that Mid-State Bancshares maintained an effective internal control structure over financial reporting as of December 31, 2002.

Compliance With Laws and Regulations

        Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

        Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Mid-State Bancshares complied, in all significant aspects, with the designated laws and regulations relating to safety and soundness for the year ended December 31, 2002.

/s/ JAMES W. LOKEY James W. Lokey President	/s/ JAMES G. STATHOS James G. Stathos Executive Vice President Chief Financial Officer

Report of Independent Public Accountants
On Management's Report on Internal Control Structure

To the Board of Directors and Shareholders of Mid-State Bancshares:

        We have examined management's assertion included in the accompanying Management Statement, that Mid-State Bancshares and its subsidiary maintained effective internal control over financial reporting as of December 31, 2002, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mid-State Bancshares and its subsidiary's management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

        Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

        Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assertion that Mid-State Bancshares and its subsidiary maintained effective internal control over financial reporting as of December 31, 2002 is fairly stated, in all material respects, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
January 31, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On May 14, 2002, the Company terminated the engagement with Arthur Andersen, LLP ("Andersen") as its independent auditor. The decision to terminate the engagement with Andersen was made by the Audit Committee of the Company. Andersen's report on the financial statements of the Company for each of the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

        During the years ended December 31, 2001 and December 31, 2000 and the interim period between December 31, 2001 and May 14, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the same periods, there were no reportable events as defined in Item 304(a) (1) (v) of Regulation S-K promulgated by the Securities and Exchange Commission.

        On July 12, 2002, the Company announced that it had appointed PricewaterhouseCoopers LLP as the Company's independent accounting firm to replace Arthur Andersen LLP. During the years ended December 31, 2001 and 2000, and the interim period between December 31, 2001 and July 15, 2002, the Company did not consult with PricewaterhouseCoopers regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. CONTROLS AND PROCEDURES

  (a)
  Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

  (b)
  Subsequent to the date of this evaluation, there have been no changes in the Company's internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective actions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Exhibits:

Exhibit Number	Index to Exhibits	Sequentially Numbered Pages
3.1	Articles of Incorporation, as amended[1]
3.2	Bylaws of Registrant[2]
4.1	Specimen Certificate evidencing shares of Mid-State Bancshares Common Stock[3]
10.1	Mid-State Bancshares 1996 Stock Option Plan, form of Stock Option Agreement and form of Substitute Stock Option Agreement, as amended[4]
10.2	Deferred Compensation Plan, and as further amended on January 9, 2002[6]
10.3	Profit Sharing and Salary Deferral 401(K) Plan[5]
10.4	Change in Control Agreement for Carrol R. Pruett, as amended[6]
10.5	Change in Control Agreement for James G. Stathos[6]
10.6	Change in Control Agreement for James W. Lokey[6]
10.7	2001 Deferred Compensation Plan[6]
10.8	Change in Control Agreement for Harry Sackrider
21	Subsidiary of Mid-State Bancshares—Mid-State Bank & Trust is the only subsidiary
23.1	Consent of Accountants—PricewaterhouseCoopers LLP
23.2	Consent of Accountants—Arthur Andersen LLP
99.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)  Schedules:

        Not Applicable

(c)  Reports on Form 8-K

        During the fourth quarter of 2002, the Company did not file any Reports.

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

6
Files as part of the Registrant's Form 10-K for the year ended December 31, 2001.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-STATE BANCHSARES
By:	/s/ JAMES W. LOKEY JAMES W. LOKEY President and Chief Executive Officer
Dated: March 26, 2003

/S/ JAMES G. STATHOS JAMES G. STATHOS Executive Vice President and Chief Financial Officer
Dated: March 26, 2003

SIGNATURES

        In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Bank and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CARROL R. PRUETT CARROL R. PRUETT	Chairman of the Board	March 26, 2003
/s/ JAMES W. LOKEY JAMES W. LOKEY	Director	March 26, 2003
/s/ GRACIA B. BELLO GRACIA B. BELLO	Director	March 26, 2003
/s/ DARYL L. FLOOD DARYL L. FLOOD	Director	March 26, 2003
/s/ TRUDI CAREY TRUDI CAREY	Director	March 26, 2003
/s/ H. EDWARD HERON H. EDWARD HERON	Director	March 26, 2003
/s/ STEPHEN P. MAGUIRE STEPHEN P. MAGUIRE	Director	March 26, 2003
/s/ GREGORY R. MORRIS GREGORY R. MORRIS	Director	March 26, 2003
/s/ WILLIAM L. SNELLING WILLIAM L. SNELLING	Director	March 26, 2003
/s/ ROBERT J. LAGOMARSINO ROBERT J. LAGOMARSINO	Director	March 26, 2003

CERTIFICATIONS

I, James W. Lokey, President and Chief Executive Officer of Mid-State Bancshares, certify that:

1.
I have reviewed this annual report on Form 10-K of Mid-State Bancshares;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003	/s/ JAMES W. LOKEY James W. Lokey President and Chief Executive Officer

CERTIFICATIONS

I, James G. Stathos, Executive Vice President and Chief Financial Officer of Mid-State Bancshares, certify that:

1.
I have reviewed this annual report on Form 10-K of Mid-State Bancshares;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003	/s/ JAMES G. STATHOS James G. Stathos Executive Vice President Chief Financial Officer

WHERE YOU CAN FIND MORE INFORMATION

        Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees' Stock Purchase and Savings Plans), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company's website: www.midstatebank.com. The Company posts these reports to its website as soon as reasonably practicable after filing them (commencing with this 2002 Annual Report on Form 10-K) with the SEC. None of the information on or hyperlinked from the Company's website is incorporated into this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
10.8	Change in Control Agreement for Harry Sackrider
23.1	Consent of Accountants—PricewaterhouseCoopers LLP
23.2	Consent of Accountants—Arthur Andersen LLP
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TABLE OF CONTENTS
Report of Independent Accountants
Report of Previous Independent Public Accountants
Consolidated Statements of Financial Position (amounts in 000's except share amounts)
Consolidated Statements of Income (amounts in 000's except per share amounts)
Consolidated Statements of Comprehensive Income (amounts in 000's)
Consolidated Statements of Changes in Capital Accounts (amounts in 000's except share amounts)
Consolidated Statements of Cash Flows (amounts in 000's)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002
Report of Independent Public Accountants On Management's Report on Internal Control Structure
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
SIGNATURES
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
WHERE YOU CAN FIND MORE INFORMATION
EXHIBIT INDEX