Form 10-Q
period 2003-03-31
MID-STATE BANCSHARES
filed 2003-05-14
CIK 1027324

United States

Securities and Exchange Commission

Washington, D.C. 20429

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from N/A to N/A .

Commission File Number 000-23925

MID-STATE BANCSHARES

(Exact name of registrant as specified in its charter)

California
(State or Other Jurisdiction of Incorporation or Organization)	77-0442667 (I.R.S. Employer Identification No.)

1026 Grand Ave. Arroyo Grande, CA	93420-0580
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: (805) 473-7700

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☒   No  ☐

As of May 7, 2003, the aggregate market value of the common stock held by non-affiliates of the Company was: $432,053,805

Number of shares of common stock of the Company outstanding as of May 7, 2003: 23,464,395 shares.

Mid-State Bancshares

March 31, 2003

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Mid-State Bancshares
Consolidated Statements of Financial Position
(Interim Periods Unaudited - figures in 000’s)

	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002
ASSETS
Cash and Due From Banks	$113,257	$128,036	$93,403
Fed Funds Sold	69,500	16,500	90,000
Securities Available For Sale	600,490	608,983	464,754
Loans Held for Sale	26,794	22,560	3,871

Loans, net of unearned income	1,095,355	1,087,551	1,144,911
Allowance for Loan Losses	(17,576)	(17,370)	(19,000)
Net Loans	1,077,779	1,070,181	1,125,911

Premises and Equipment, Net	25,181	25,342	25,617
Accrued Interest Receivable	12,789	11,689	12,432
Investments in Real Estate, Net	91	239	234
Goodwill	33,448	33,448	33,448
Other Intangibles	8,841	8,816	9,185
Other Assets	9,711	8,946	14,401
Total Assets	$1,977,881	$1,934,740	$1,873,256

LIABILITIES AND EQUITY
Non Interest Bearing Demand	$397,622	$390,212	$364,923
NOW Accounts, Money Market and Savings Deposits	903,892	863,142	809,586
Time Deposits Under $100	247,971	249,792	271,874
Time Deposits $100 or more	152,662	149,801	160,300
Total Deposits	1,702,147	1,652,947	1,606,683

Other Borrowings	2,382	10,973	4,790
Allowance for Losses – Unfunded Commitments	1,811	1,771	1,687
Accrued Interest Payable and Other Liabilities	15,777	14,914	23,601
Total Liabilities	1,722,117	1,680,605	1,636,761

Shareholders’ Equity:
Common Stock and Surplus (Shares Outstanding of 23,488, 23,697 and 24,094, respectively)	73,978	77,588	84,810
Retained Earnings	168,168	163,309	147,748
Accumulated Other Comprehensive Income, Net	13,618	13,238	3,937
Total Equity	255,764	254,135	236,495
Total Liabilities and Equity	$1,977,881	$1,934,740	$1,873,256

Mid-State Bancshares
Consolidated Statements of Income
(Unaudited - figures in 000’s except earnings per share data)

	Three Month Period Ended March 31,

	2003	2002
Interest Income:
Interest and fees on loans	$19,753	$22,248
Interest on investment securities -
U.S. Treasury securities	205	404
U.S. Government agencies and corporations	2,315	1,819
Obligations of states and political Subdivisions and other securities	3,470	3,049
Interest on fed funds sold and other	122	336
Total Interest Income	25,865	27,856
Interest Expense:
Interest on NOW, money market and savings	762	1,230
Interest on time deposits less than $100	1,344	2,262
Interest on time deposits of $100 or more	690	1,229
Interest other	38	69
Total Interest Expense	2,834	4,790
Net Interest Income before provision	23,031	23,066
Less: Provision for loan losses	110	300
Net Interest Income after provision	22,921	22,766
Other Operating Income:
Service charges and fees	2,253	2,204
Commissions, fees and other service charges	3,023	2,866
Gains (losses) on sale of securities	2	(2)
Gain on sale of loans held for sale	973	52
Other non-interest income	663	863
Total Other Operating Income	6,914	5,983
Other Operating Expense:
Salaries and employee benefits	9,649	9,545
Occupancy and furniture	2,772	2,707
Other operating expenses	5,954	5,635
Total Other Operating Expense	18,375	17,887
Income Before Taxes	11,460	10,862
Provision for income taxes	4,017	3,962
Net Income	$7,443	$6,900

Earnings per share:
– basic	$0.32	$0.29
– diluted	$0.30	$0.28
Dividends per share	$0.11	$0.10
Average shares used in earnings per share calculations:
– basic	23,598	24,089
– diluted	24,638	24,928

Mid-State Bancshares
Consolidated Statements of Comprehensive Income
(Unaudited - figures in 000’s)

	Three Month Period Ended March 31,

	2003	2002
Net Income	$7,443	$6,900

Other Comprehensive Income Before Taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	635	(4,144)
Reclassification adjustment for (gains) losses included in net income	(2)	2
Other comprehensive income (loss), before tax	633	(4,142)
Income tax expense (benefit) related to items in comprehensive income	253	(1,657)
Other Comprehensive Income (Loss), Net of Taxes	380	(2,485)
Comprehensive Income	$7,823	$4,415

Mid-State Bancshares

Consolidated Statements of Cash Flows
(Unaudited - figures in 000’s)

	Three Month Period Ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net Income	$7,443	$6,900
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	150	300
Depreciation and amortization	1,081	985
Net amortization of prem./discounts-investments	1,038	847
Gain on sale of loans held for sale	(973)	(52)
Net increase in loans held for sale	(3,261)	(8,903)
Change in deferred loan fees	158	151
Changes in assets and liabilities:
Accrued interest receivable	(1,100)	(1,372)
Other intangibles, net	(25)	109
Other assets, net	(1,018)	3,089
Other liabilities	903	8,055
Net cash provided by operating activities	4,396	10,109

INVESTING ACTIVITIES

Proceeds from sales and maturities of investments	53,285	22,176
Purchases of investments	(45,197)	(40,574)
(Increase) Decrease in loans	(7,906)	9,353
Receipt from investments in real estate	148	(1)
Purchases of premises and equipment, net	(920)	(752)
Net cash (used in) investing activities	(590)	(9,798)
FINANCING ACTIVITIES
Increase in deposits	49,200	22,517
Decrease in short-term borrowings	(8,591)	(12,924)
Exercise of stock options	302	329
Cash dividends paid	(2,584)	(2,409)
Retirement of company stock	(3,912)	(391)
Net cash provided by financing activities	34,415	7,122

Increase in cash and cash equivalents	38,221	7,433
Cash and cash equivalents, beginning of period	144,536	175,970

Cash and cash equivalents, end of period	$182,757	$183,403

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,798	$4,945
Cash paid during the period for taxes on income	7,036	950

Mid-State Bancshares
Notes to Consolidated Financial Statements
(Information with respect to interim periods is unaudited)

NOTE A - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

The accompanying consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust and the Bank’s subsidiaries, MSB Properties and Mid Coast Land Company (collectively the “Company,” “Bank” or “Mid-State”).  All significant inter-company transactions have been eliminated in consolidation.  These consolidated financial statements should be read in conjunction with the Form 10-K Annual Report for the year ended December 31, 2002 of Mid-State Bancshares.  A summary of the Company’s significant accounting policies is set forth in the Notes to Consolidated Financial Statements contained therein.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with the accounting policies reflected in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002.  They do not, however, include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

NOTE B - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute Earnings Per Share (“EPS”).  Figures are in thousands, except earnings per share data.

	Three Month Period Ended March 31, 2003			Three Month Period Ended March 31, 2002
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$7,443			$6,900

Basic Earnings Per Share:
Income available to Common Shareholders	$7,443	23,598	$0.32	$6,900	24,089	$0.29

Effect of dilutive securities:
Stock Options		1,040			839

Diluted Earnings Per Share:
Income available to
Common Shareholders	$7,443	24,638	$0.30	$6,900	24,928	$0.28

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in April of 2002.  SFAS No. 145 amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicablility under changed conditions.  SFAS No. 145 is effective in fiscal years beginning after May 15, 2002, with certain provisions effective for financial statements issued on or after May 15, 2002, with early adoption permitted.  The Company adopted the provisions effective for financial statements issued on or after May 15, 2002 on May 15, 2002.  The adoption of SFAS No. 145 did not have a material impact on its results of operations and financial position.

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” in June of 2002.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early adoption permitted.  Management believes that the adoption of SFAS No. 146 will not have a material impact on its results of operations and financial position.

The FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” in July of 2002.  SFAS No. 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution.  SFAS No. 147 was effective on October 1, 2002.  The Company adopted SFAS No. 147 on October 1, 2002, and the adoption did not have a material impact on its results of operations and financial position.

In November of 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FIN No. 45 clarifies the requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  The disclosure provisions of FIN No. 45 were effective for financial statements of periods that end after December 15, 2002, and the required disclosures are included in these notes to consolidated financial statements.  The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  Adoption did not have a material impact on its results of operations and financial position.

The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” in December of 2002.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123.  SFAS No. 148 was effective for fiscal years ending after December 15, 2002.  The Company adopted SFAS No. 148 on December 15, 2002 and adoption did not have a material impact on its results of operations and financial position.

In January of 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”.  FIN No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and ii) the equity investors lack an essential characteristic of a controlling financial interest.  FIN No. 46 was effective for all financial statements issued on or after February 1, 2003.  Management believes that the adoption of FIN No. 46 will not have a material impact on the Company’s results of operations and financial position.

NOTE D – OTHER INTANGIBLE ASSETS

The following is a summary of the Company’s other intangible assets.  Figures are in thousands (unaudited).

	March 31, 2003			March 31, 2002
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Core Deposit Intangible	$8,870	($1,636)	$7,234	$8,870	($565)	$8,305

Originated Mortgage Servicing Rights	2,416	(809)	1,607	1,355	(475)	880

Total Other Intangible Assets	$11,286	($2,445)	$8,841	$10,225	($1,040)	$9,185

	Dec. 31, 2002
	Gross Amount	Accumulated Amortization	Net Carrying Amount

Core Deposit Intangible	$8,870	($1,369)	$7,501

Originated Mortgage Servicing Rights	2,062	(747)	1,315
Total Other Intangible Assets	$10,932	($2,116)	$8,816

Aggregate Amortization Expense of Other Intangible Assets ($ in 000’s):

	Three Month Period Ended March 31,
	2003	2002
Amortization of Core Deposit Intangible	$268	$268

Amortization of Originated Mortgage Servicing Rights	61	35
Total aggregate amortization expense	$329	$303

The projected amortization expense for intangible assets, assuming no further acquisitions or dispositions, is approximately $1.3 million per year over the next five years.

NOTE E – STOCK OPTIONS

At March 31, 2003, the Company had one stock option plan which is described more fully in Note 15 in the Company’s 2002 Annual Report on form 10-K.  The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-

value-based method, defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months ended March 31:

(dollars in 000’s except per share amounts)	2003	2002
Net income, as reported	$7,443	$6,900
Deduct: Total stock-based compensation expense
determined under the intrinsic value based method
for all awards, net of related taxes	(389)	(356)

Proforma net income	$7,054	$6,544

Basic income per share, as reported	$0.32	$0.29
Proforma basic income per share	$0.30	$0.27

Diluted income per share, as reported	$0.30	$0.28
Proforma diluted income per share	$0.29	$0.26

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Data - Summary.      The following table provides certain selected consolidated financial data as of and for the three months ended March 31, 2003 and 2002 (unaudited).

	Year-to-Date
(Unaudited – In thousands)	March 31, 2003	March 31, 2002
Consolidated Statements of Income – Condensed
Interest Income (not taxable equivalent)	$25,865	$27,856
Interest Expense	2,834	4,790
Net Interest Income	23,031	23,066
Provision for Loan Losses	110	300
Net Interest Income after provision for loan losses	22,921	22,766
Non-interest income	6,914	5,983
Non-interest expense	18,375	17,887
Income before income taxes	11,460	10,862
Provision for income taxes	4,017	3,962
Net Income	$7,443	$6,900

	Year-to-Date
(In thousands, except per share data)	March 31, 2003	March 31, 2002
Net Income – basic	$0.32	$0.29
Net Income – diluted	$0.30	$0.28
Weighted average shares used in Basic E.P.S. calculation	23,598	24,089
Weighted average shares used in Diluted E.P.S. calculation	24,638	24,928
Cash dividends	$0.11	$0.10
Book value at period-end	$10.89	$9.82
Tangible book value at period end	$9.09	$8.05
Ending Shares	23,488	24,094

Financial Ratios
Return on assets	1.55%	1.51%
Return on tangible assets	1.58%	1.55%
Return on equity	11.84%	11.88%
Return on tangible equity	14.18%	14.51%
Net interest margin (not taxable equivalent)	5.29%	5.57%
Net interest margin (taxable equivalent yield)	5.69%	5.85%
Net (recoveries) loan losses to average loans	(0.03)%	0.10%
Efficiency ratio	61.4%	61.6%

Period Averages
Total Assets	$1,947,332	$1,849,338
Total Tangible Assets	1,905,206	1,806,736
Total Loans (includes loans held for sale)	1,115,920	1,130,367
Total Earning Assets	1,764,490	1,680,663
Total Deposits	1,672,208	1,584,075
Common Equity	254,950	235,523
Common Tangible Equity	212,824	192,921

(Unaudited – In thousands)	March 31, 2003	March 31, 2002
Consolidated Statements of Financial Position – Condensed
Cash and due from banks	$113,257	$93,403
Investments and Fed Funds Sold	669,990	554,754
Loans held for sale	26,794	3,871
Loans, net of deferred fees, before allowance for loan losses	1,095,355	1,144,911
Allowance for Loan Losses	(17,576)	(19,000)
Goodwill and other intangibles	42,289	42,633
Other assets	47,772	52,684
Total Assets	$1,977,881	$1,873,256

Non-interest bearing deposits	$397,622	$364,923
Interest bearing deposits	1,304,525	1,241,760
Other borrowings	2,382	4,790
Allowance for losses – unfunded commitments	1,811	1,687
Other liabilities	15,777	23,601
Shareholders’ equity	255,764	236,495
Total Liabilities and Shareholders’ equity	$1,977,881	$1,873,256

Asset Quality & Capital – At Period-End
Non-accrual loans	$16,799	$3,586
Loans past due 90 days or more	—	110
Other real estate owned	—	—
Total non performing assets	$16,799	$3,696

Allowance for losses to loans, gross (1)	1.8%	1.8%
Non-accrual loans to total loans, gross	1.5%	0.3%
Non performing assets to total assets	0.8%	0.2%
Allowance for losses to non performing loans (1)	115.4%	559.7%

Equity to average assets (leverage ratio)	10.6%	10.6%
Tier One capital to risk-adjusted assets	14.6%	14.0%
Total capital to risk-adjusted assets	15.9%	15.2%

(1) Includes allowance for loan losses and allowance for losses – unfunded commitments

Performance Summary.  The Company posted net income of $7.4 million for the three months ended March 31, 2003 compared to $6.9 million in the like 2002 period.  These earnings represent an annualized return on assets of 1.55% and 1.51%, respectively.  The annualized return on equity was 11.84% for the first quarter of 2003 compared to 11.88% in the first quarter of 2002.  On a per share basis, diluted earnings per share were $0.30 in the 2003 period compared to $0.28 in the like quarter of 2002.

Net Interest Income.  The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest bearing liabilities, and changes in interest rates on net interest income for the three month periods ended March 31, 2003 and 2002.

		3 Months 2003 Interest Income/ Expense			3 Months 2002 Interest Income/ Expense	Average Yield / Rate	2003 Compared to 2002 Composition of Change

			Average Yield / Rate
	Average			Average Balance			Change Due To:		Total Change
dollars in 000’s	Balance						Volume	Rate
EARNING ASSETS:
Loans	$1,115,920	$19,753	7.18%	$1,130,367	$22,248	7.98%	($270)	($2,225)	($2,495)
Investment Securities	605,007	5,990	4.02%	460,961	5,272	4.64%	1,537	(819)	718
Fed Funds, Other	43,563	122	1.14%	89,335	336	1.53%	(150)	(64)	(214)
TOTAL EARNING ASSETS	1,764,490	25,865	5.94%	1,680,663	27,856	6.72%	1,117	(3,108)	(1,991)

INTEREST BEARING LIABILITIES:
NOW, Savings, and
Money Market Accounts	883,747	762	0.35%	786,623	1,229	0.63%	118	(585)	(467)
Time Deposits	400,305	2,034	2.06%	440,623	3,492	3.21%	(262)	(1,196)	(1,458)
Interest Bearing Deposits	1,284,052	2,796	0.88%	1,227,246	4,721	1.56%	(144)	(1,781)	(1,925)

Other Borrowings	3,677	38	4.08%	11,311	69	2.47%	(63)	32	(31)

TOTAL INTEREST BEARING LIABILITIES	1,287,729	2,834	0.89%	1,238,557	4,790	1.57%	(207)	(1,749)	(1,956)

NET INTEREST INCOME	$1,764,490	$23,031	5.29%	$1,680,663	$23,066	5.57%	$1,324	($1,359)	($35)

Mid-State’s year-to-date annualized yield on interest earning assets was 5.94% for the first three months of 2003 (6.34% on a taxable equivalent basis) compared to 6.72% in the like 2002 period (7.01% on a taxable equivalent basis).  The decrease in yield is related to the general decline in interest rates.  The Prime Rate, to which many of the Bank’s loans are tied, averaged 4.25% in the first quarter of 2003 compared to 4.75% in the like period of 2002.  Annualized interest expense as a percent of earning assets also decreased from 1.57% in the first three months of 2002 to 0.89% in this year’s first three months.  Overall, Mid-State’s annualized Net Interest Income, expressed as a percent of earning assets, decreased from 5.57% for the three month period of 2002 (5.85% on a taxable equivalent basis) to 5.29% in the comparable 2003 period (5.69% on a taxable equivalent basis).  Annualized Net Interest Income as a percent of average total assets declined from 5.06% in the first three months of 2002 (5.32% taxable equivalent) to 4.80% in the comparable 2003 period (5.15% taxable equivalent).  The impact of the decline in net interest margin by itself would have caused net interest income to decline, however, as noted in the table above, the increase in volume of investment securities coupled with a decline in the volume of time deposits, tended to increase net interest income.  The combination of the volume and rate considerations tended to cancel one another and net interest income was virtually identical across the comparable periods ($23,031,000 in the first three months of 2003 compared to $23,066,000 in the like 2002 period).

Average earnings assets for the three months ended March 31, 2003 increased from the like 2002 period ($1,764.5 million compared to $1,680.7 million).  Average deposits in this same time-frame were up $88.1 million, ($1,672.2 million compared to $1,584.1 million).

Provision and Allowance for Loan Losses.  Mid-State made provisions for loan losses in the first quarter of 2003 in the amount of $110 thousand, declining from $300 thousand in the first quarter of 2002.

Management continues to believe that the allowances for loan losses and unfunded commitments, which collectively stand at 1.8% of total loans at March 31, 2003, are adequate to cover inherent losses.  The $19.4 million total allowance for credit losses is approximately 115% of the level of non performing loans which stand at $16.8 million compared to $3.7 million one year earlier.  The increase in non performing loans is due to two lending relationships secured by real estate loans which total $14.4 million.  Management has determined that its standard reserve requirement allocated to these loans, and held in the general loan loss reserve, are sufficient to offset potential losses, if any, arising from less than full recovery of the loans from the supporting collateral.  Reserves associated with these loans are not reflected in the impaired loan valuation noted below because no additional valuation allowance is necessary pursuant to the guidance provided under SFAS No. 114.  Non performing loans consist of loans on non-accrual and accruing loans 90 days or more past due.  While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty, how and under what terms, problem assets will be resolved.

Changes in the allowance for loan losses (in thousands) for the periods ended March 31, 2003 and 2002 are as follows:

	March 31,
	2003	2002
Balance at beginning of period:
Allowance for loan losses	$17,370	$18,972
Allowance for losses-unfunded commitments	1,771	1,687
Total allowances for losses at beginning of period	19,141	20,659

Additions to the allowances charged to expense	150	300
Loans charged off	(69)	(450)
Recoveries of loans previously charged-off	165	178
Total allowances for losses-end of quarter	$19,387	$20,687

Allowance for loan losses	$17,576	$19,000
Allowance for losses-unfunded commitments	1,811	1,687
Total allowances for losses-end of quarter	$19,387	$20,687

At March 31, 2003, the recorded investments in loans, which have been identified as impaired totaled $18,390,000.  Of this amount, $16,234,000 related to loans with no valuation allowance and $2,155,000 related to loans with a corresponding valuation allowance of $562,000.  Impaired loans totaled $6,223,000 at March 31, 2002, all of which were tied to corresponding valuation allowances totaling $1,370,000.  The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position.  For the quarter ended March 31, 2003, the average recorded investment in impaired loans was $18,524,000 compared to $7,706,000 in the 2002 period.  A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

Non-interest Income.  Non-interest income for the first three months of 2003 was $6.9 million, up from $6.0 million earned in the 2002 period, an increase of 15.6%.  The increase was related to higher service charge and commission fee income of approximately $206 thousand over the comparable period, an increase in the Company’s gain on sale of loans held for sale in its mortgage banking operation of $921 thousand and a $200 thousand decrease in other income.  The increase in activity in mortgage banking is in large part a reflection of the large level of refinance activity taking place by consumers.  This trend, coupled with an increased management focus on this segment of business activity, leads Management to believe that this source of income will continue in the foreseeable future.

Non-interest Expense.  Non-interest expense for the first three months of 2003 was $18.3 million.  This compares to $17.9 million in the comparable 2002 period.  This increase was primarily the result of increases in salaries and benefits of approximately $104 thousand, an increase in occupancy and furniture & equipment expense of $65 thousand, an increase in outside consulting services of $190 thousand and various other operating expenses are up $89 thousand.  The increase in salaries and benefits of $104 thousand is the result of increases in the Company’s health care benefits which more than offset a drop in salary expense of $47 thousand across the comparable periods.  The increase in occupancy expense across the two periods of $65 thousand was primarily centered in an increase in rental expense on leased branch locations of $35 thousand and an increase in maintenance charges of $47 thousand with all other categories of occupancy and furniture & equipment expenses showing a net decline.  The $190 thousand increase in outside consulting services represented the work of one vendor that is working with the Company on its sales management efforts.

Provision for Income Taxes.  The year-to-date provision for income taxes was $4.0 million, which is virtually identical to the same period in 2002.  The effective tax rate in 2003 was 35.1% compared to 36.5% in 2002.  While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower and an increase in this tax exempt income of $797 thousand across the two accounting periods is the reason for the drop in the effective tax rate from the 2003 period to the 2002 period.

Balance Sheet.  Total assets at March 31, 2003 totaled $1.977 billion, up 5.5% from the level one year earlier of  $1.873 billion.  This growth was fueled primarily by an increase in deposits of 5.9% to $1.702 billion, up from $1.607 billion one year earlier.  The growth in deposits was centered in core deposits.  While Time Deposits decreased from $432.2 one year earlier to $400.6 million at period end, all other core deposit categories of Demand, NOW, Money Market and Savings increased to $1.302 billion from $1.175 billion one year earlier.  In an ongoing effort to improve earnings, the Company continues to focus its attention on attracting lower cost core deposits and has consciously chosen not to pay the higher rates on certain more expensive Time Deposits.  Loan activity over the last year has been slow which Management believes is due to reduced economic growth and increased competition for loan business, with net loans declining $48.1 million from $1.126 billion to $1.078 billion at period-end.  Loans held for sale (single family, mortgage originations) increased by $22.9 million to $26.8 million from one year earlier.  Stockholders’ equity increased by $19.3 million when comparing March, 2003 over March, 2002.

Mid-State Bank’s loan to deposit ratio of 64.4% at March 31, 2003 is down from the 71.3% ratio one year earlier.  The decrease in the loan to deposit ratio is a reflection of the decline in loans coupled with an increase in deposits.  There is ample internal liquidity to fund increases in this ratio through liquidation of Mid-State’s investment portfolio which is categorized as available for sale.

Investment Securities and Fed Funds Sold.  Of the $670.0 million portfolio at March 31, 2003, 10% is invested in overnight fed funds sold, 4% is invested in U.S. Treasury securities, 32% is invested in U.S. Government agency obligations, 50% is invested in securities issued by states and political subdivisions and 4% is invested in mortgage-backed and other securities.  Sixty-seven percent of all investment securities and fed funds sold combined mature within five years.  Approximately 23% of the total portfolio matures in less than one year.  The Bank’s investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 17 years.  The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

Capital Resources.  During the first quarter of 2003, the Company has continued its stock repurchase program, repurchasing a total of 232,590 shares during the quarter.  In the comparable 2002 period, the Company repurchased 24,481 shares.  Under the May 2002 authorization currently in effect from the Board of Directors, the

Company is authorized to repurchase up to 568,288 in additional shares as of March 31, 2003.  The intended effect of the repurchase program is to improve earnings per share and the return on equity of the Company over time.

The Company declared a dividend during the first quarter of $0.11 per share compared to $0.10 per share one year earlier.

Total stockholders’ equity increased from $236.5 million at March 31, 2002 to $255.7 million at March 31, 2003.  Changes in stockholders’ equity over this 12 month period includes activity outlined in the following table:

	Common Stock & Surplus	Undivided Profits	Accumulated Comp. Income	Total
Ending Equity at March 31, 2002	84,810	147,748	3,937	236,495
Net Income 9 Mos 2002 (Apr. - Dec.)		22,955		22,955

Common Stock Repurchased 9 Mos. 2002 (Apr. - Dec.)	(7,995)			(7,995)

Stock Options Exercised - 9 Mos. 2002 (Apr. - Dec.)	773			773

Regular Dividends 9 Mos. 2002 (Apr. - Dec.)		(7,394)		(7,394)

Chg. Accumulated Other Comprehensive Income (FAS 115)			9,301	9,301

Ending Equity at December 31, 2002	77,588	163,309	13,238	254,135
Net Income 3 Mos. Y-T-D 2003		7,443		7,443

Common Stock Repurchased	(3,912)			(3,912)
3 Mos. Y-T-D 2003

Stock Options Exercised 3 Mos Y-T-D	302			302

Regular Dividend Q1-2003		(2,584)		(2,584)

Chg. Accumulated Other Comprehensive Income (FAS 115)			380	380

Ending Equity at March 31, 2003	73,978	168,168	13,618	255,764

Liquidity.  The focus of the Company’s liquidity management is to ensure its ability to meet cash requirements.  Sources of liquidity include cash, due from bank balances (net of Federal Reserve requirements to maintain reserves against deposit liabilities), fed funds sold, investment securities (net of pledging requirements), loan repayments, deposits and fed funds borrowing lines.  Typical demands on liquidity are deposit run-off from demand deposits and savings accounts, maturing time deposits, which are not renewed, and anticipated funding under credit commitments to customers.

The Bank has adequate liquidity at the present time.  Its loan to deposit ratio at March 31, 2003 was 64.4% versus 71.3% one year earlier.  The decrease in the loan to deposit ratio is a reflection of the decline in loans coupled with an increase in deposits.  The Bank normally strives for a loan to deposit ratio in the 65% to 75% range.  The Bank’s internally calculated liquidity ratio stands at 42.2% at March 31, 2003, which is above its minimum policy of 15% and above the 36.2% level of March 31, 2002.  Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

Off Balance Sheet Transactions.  The Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $36.9 million at March 31, 2003, up from $29.7 million one year earlier.  Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $438.3 million, which was up from the $318.7 million outstanding one year earlier.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

Critical Accounting Policies and Estimates This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as, disclosures included elsewhere in this Form 10-Q, are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements require Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies.  A summary of the more significant accounting policies of the Company can be found in Footnote One to the financial statements which is included in Item 8 of the Company’s Annual Report on Form 10-K and in the Management’s Discussion and Analysis included in Item 7 of that same report entitled “Critical Accounting Policies and Estimates.”

Important Factors Relating to Forward-Looking Statements.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements.  All of the statements contained in this Quarterly Report on Form 10-Q, including those in Items 2 and 3, which are not identified as historical should be considered forward-looking.  In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements.  Such factors include, but are not limited to, the real estate market, the availability of loans at acceptable prices, the general level of economic activity both locally and nationally, interest rates, the actions by the Company’s regulatory agencies, actions by competitors of the Company and other factors referenced in the Company’s 10-K report for December 31, 2002 on file with the Securities and Exchange Commission, included in “Item 1. BUSINESS – Factors That May Affect Future Results of Operations.”  Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower.  The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements.  Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein.  The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved.  In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

The Bank expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges.  A recent review as of March 31, 2003 of the potential changes in the Bank’s net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +2.6% and -7.4% of the base case (rates unchanged) of $90.7 million.  The Bank’s policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months.  Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Bank’s net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant (Prime down to 2.25% over 12 months)	-7.4%
Rates Down Significant (Prime down to 3.25% over 12 months)	-1.5%
Rates Down Modestly (Prime down to 3.50% over 12 months)	-0.6%
Base Case - Rates Unchanged (Prime unchanged at 4.25% over 12 months)	—
Rates Up Modestly (Prime up to 5.25% over 12 months)	+0.9%
Rates Up Aggressive (Prime up to 6.25% over 12 months)	+1.7%
Rates Up Very Aggressive (Prime up to 7.25% over 12 months)	+2.6%

Net interest income under the above scenarios is influenced by the characteristics of the Bank’s assets and liabilities.  In the case of N.O.W., savings and money market deposits (total $903.9 million) interest is based on rates set at the discretion of management ranging from 0.15% to 0.62%.  In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments.  In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

It is important to note that the above table is a summary of several forecasts and actual results may vary.  The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time.  Factors affecting these estimates and assumptions include, but are not limited to - competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses.  Changes that vary significantly from the assumptions and estimates may have significant effects on the Bank’s net interest income.  Therefore the results of this analysis should not be relied upon as indicative of actual future results.  Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank’s relative insensitivity to interest rate changes.  The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis.  Over the last 5 calendar years (1998 – 2002), the Bank’s net interest margin (which is net interest income divided by average earning assets of the Bank) had ranged from a low of 5.41% to a high of 6.44% (not taxable equivalent).  The Bank’s net interest margin in 2002 of 5.41% was at the low end of this range by historical standards, coming off the higher levels experienced in 2000 of 6.44%.  In the first quarter of 2003, the net interest margin fell further to 5.29%.  This is a result of both the lower level of interest rates and the change in mix of earning assets (the Bank now has a smaller portion in loans vis-à-vis investment securities compared to 2000 when the margin was at its widest level).  The net interest margin under the forecasted alternative scenarios ranges from 4.52% to 5.00%.  Management feels this range of scenarios, while lower than historical standards, is consistent with current experience and interest rate levels, but no assurances can be given that actual future experience will fall within this range.

The Bank’s exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil.  The Bank does not own any instruments within these markets.

Item 4 – Controls and Procedures

(a)           Evaluation of disclosure controls and procedures:

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission Filings.

(b)          Changes in internal controls:

There were no significant changes in the Company’s internal controls or in other factors that couldsignificantly affect these controls subsequent to the date of their evaluation.

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

No matters were submitted to the Shareholders for a vote during the first quarter of 2003.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

A)                                            Exhibits

Exhibit No.	Exhibit

99.1	Certification

B)                                              Reports on Form 8-K

During the first quarter of 2003, the Company filed one report under Item 5 of Form 8-K.  That report, filed on February 6, 2003 reported that on January 31, 2003, the Company announced that its net income for the three months ended December 31, 2002 was $8.7 million and for the full year of 2002 net income was $29.9 million.  The full text of the earnings release was attached thereto and made a part thereof.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid-State Bancshares
(registrant)

Date: May 13, 2003	By:	/s/ James W. Lokey
JAMES W. LOKEY
President Chief Executive Officer

/s/ James G. Stathos
Date: May 13, 2003	By	JAMES G. STATHOS
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

4.                               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ James W. Lokey
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

4.                               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ James G. Stathos
James G. Stathos
Executive Vice President Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

99.1	Certification	25