Form 10-Q
period 2003-06-30
MID-STATE BANCSHARES
filed 2003-08-13
CIK 1027324

United States

Securities and Exchange Commission

Washington, D.C. 20429

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2003.

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

Yes   ☒   No   ☐

As of July 24, 2003, the aggregate market value of the common stock held by non-affiliates of the Company was:$447,099,988.

Number of shares of common stock of the Company outstanding as of July 24, 2003:  23,470,440 shares.

Mid-State Bancshares

June 30, 2003

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Mid-State Bancshares

Consolidated Statements of Financial Position

(Interim Periods Unaudited - figures in 000’s)

	June 30, 2003	Dec. 31, 2002	June 30, 2002
ASSETS
Cash and Due From Banks	$124,176	$128,036	$115,891
Fed Funds Sold	79,200	16,500	50,000
Securities Available For Sale	601,120	608,983	535,313
Loans Held for Sale	49,875	22,560	4,801

Loans, net of unearned income	1,102,210	1,087,551	1,101,695
Allowance for Loan Losses	(17,963)	(17,370)	(19,160)
Net Loans	1,084,247	1,070,181	1,082,535

Premises and Equipment, Net	25,570	25,342	25,148
Accrued Interest Receivable	10,764	11,689	11,692
Investments in Real Estate, Net	91	239	200
Goodwill	33,448	33,448	33,448
Other Intangibles	8,844	8,816	8,993
Other Assets	6,919	8,946	10,570
Total Assets	$2,024,254	$1,934,740	$1,878,591

LIABILITIES AND EQUITY
Non Interest Bearing Demand	$422,732	$390,212	$374,744
NOW Accounts, Money Market and Savings Deposits	919,768	863,142	810,468
Time Deposits Under $100	241,002	249,792	259,053
Time Deposits $100 or more	156,632	149,801	154,749
Total Deposits	1,740,134	1,652,947	1,599,014

Other Borrowings	6,354	10,973	12,696
Allowance for Losses – Unfunded Commitments	1,812	1,771	1,687
Accrued Interest Payable and Other Liabilities	13,594	14,914	19,888
Total Liabilities	1,761,894	1,680,605	1,633,285

Shareholders’ Equity:
Common Stock and Surplus (Shares Outstanding of 23,384, 23,697 and 24,050, respectively)	71,566	77,588	83,764
Retained Earnings	173,489	163,309	152,498
Accumulated Other Comprehensive Income, Net	17,305	13,238	9,044
Total Equity	262,360	254,135	245,306
Total Liabilities and Equity	$2,024,254	$1,934,740	$1,878,591

Mid-State Bancshares

Consolidated Statements of Income

(Unaudited - figures in 000’s except earnings per share data)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2003	2002	2003	2002
Interest Income:
Interest and fees on loans	$20,134	$21,288	$39,887	$43,536
Interest on investment securities -
U.S. Treasury securities	154	368	359	772
U.S. Government agencies and corporations	2,076	1,985	4,391	3,804
Obligations of states and political sub-divisions and other securities	3,624	3,230	7,094	6,279
Interest on fed funds sold and other	219	334	341	670
Total Interest Income	26,207	27,205	52,072	55,061
Interest Expense:
Interest on NOW, money market and savings	738	1,273	1,500	2,503
Interest on time deposits less than $100	1,162	1,855	2,506	4,117
Interest on time deposits of $100 or more	633	1,001	1,323	2,230
Interest other	35	38	73	107
Total Interest Expense	2,568	4,167	5,402	8,957
Net Interest Income before provision	23,639	23,038	46,670	46,104
Less: Provision for loan losses	150	300	260	600
Net Interest Income after provision	23,489	22,738	46,410	45,504
Other Operating Income:
Service charges and fees	2,311	2,225	4,564	4,429
Commissions, fees and other service charges	3,462	2,900	6,485	5,766
Gains (losses) on sale of securities	27	(7)	29	(9)
Gain on sale of loans held for sale	987	95	1,960	147
Other non-interest income	697	531	1,360	1,394
Total Other Operating Income	7,484	5,744	14,398	11,727
Other Operating Expense:
Salaries and employee benefits	9,210	8,967	18,859	18,512
Occupancy and furniture	2,860	2,697	5,632	5,404
Other operating expenses	5,956	5,666	11,910	11,301
Total Other Operating Expense	18,026	17,330	36,401	35,217
Income Before Taxes	12,947	11,152	24,407	22,014
Provision for income taxes	4,587	3,998	8,604	7,960
Net Income	$8,360	$7,154	$15,803	$14,054

Earnings per share:
– basic	$0.36	$0.30	$0.67	$0.58
– diluted	$0.34	$0.29	$0.64	$0.56
Dividends per share	$0.13	$0.10	$0.24	$0.20
Average shares used in earnings per share calculations:
– basic	23,442	24,067	23,520	24,078
– diluted	24,477	24,892	24,557	24,883

Mid-State Bancshares

Consolidated Statements of Comprehensive Income

(Unaudited - figures in 000’s)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2003	2002	2003	2002
Net Income	$8,360	$7,154	$15,803	$14,054
Other Comprehensive Income Before Taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains arising during period	6,173	8,505	6,807	4,361
Reclassification adjustment for (gains) losses included in net income	(27)	7	(29)	9
Other comprehensive income, before tax	6,146	8,512	6,778	4,370
Income tax expense related to items in comprehensive income	2,459	3,405	2,711	1,748
Other Comprehensive Income, Net of Taxes	3,687	5,107	4,067	2,622
Comprehensive Income	$12,047	$12,261	$19,870	$16,676

Mid-State Bancshares

Consolidated Statements of Cash Flows

(Unaudited - figures in 000’s)

	Six Month Period Ended June 30,

	2003	2002
OPERATING ACTIVITIES
Net Income	$15,803	$14,054
Adjustments to reconcile net income to net cash(used in) provided by operating activities:
Provision for credit losses	260	600
Depreciation and amortization	2,249	2,163
Net amortization of prem./discounts-investments	1,916	1,698
Gain on sale of loans held for sale	(1,960)	(147)
Net increase in loans held for sale	(25,355)	(8,803)
Change in deferred loan fees	389	(9)
Changes in assets and liabilities:
Accrued interest receivable	925	4,342
Other intangibles, net	(28)	301
Other assets, net	(684)	3,515
Other liabilities	(1,279)	(632)
Net cash (used in) provided by operating activities	(7,764)	17,082

INVESTING ACTIVITIES

Proceeds from sales and maturities of investments	107,925	42,646
Purchases of investments	(95,200)	(123,942)
(Increase) decrease in loans	(14,715)	51,653
Receipt from investments in real estate	148	33
Purchases of premises and equipment, net	(2,477)	(1,460)
Net cash used in investing activities	(4,319)	(31,070)
FINANCING ACTIVITIES
Increase in deposits	87,187	14,848
Decrease in short-term borrowings	(4,619)	(5,018)
Exercise of stock options	1,480	719
Cash dividends paid	(5,623)	(4,813)
Retirement of company stock	(7,502)	(1,827)
Net cash provided by financing activities	70,923	3,909

Increase (decrease) in cash and cash equivalents	58,840	(10,079)
Cash and cash equivalents, beginning of period	144,536	175,970

Cash and cash equivalents, end of period	$203,376	$165,891

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,514	$9,397
Cash paid during the period for taxes on income	10,536	7,550

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

	Three Month Period Ended June 30, 2003			Three Month Period Ended June 30, 2002

	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$8,360			$7,154

Basic Earnings Per Share:
Income available to Common Shareholders	$8,360	23,442	$0.36	$7,154	24,067	$0.30

Effect of dilutive securities:
Stock Options		1,035			825

Diluted Earnings Per Share:
Income available to Common Shareholders	$8,360	24,477	$0.34	$7,154	24,892	$0.29

	Six Month Period Ended June 30, 2003			Six Month Period Ended June 30, 2002

	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$15,803			$14,054

Basic Earnings Per Share:
Income available to Common Shareholders	$15,803	23,520	$0.67	$14,054	24,078	$0.58

Effect of dilutive securities:
Stock Options		1,037			805

Diluted Earnings Per Share:
Income available to Common Shareholders	$15,803	24,557	$0.64	$14,054	24,883	$0.56

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” in June of 2002.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002, with early adoption permitted.  The adoption of SFAS No. 146 did not have a material impact on its results of operations and financial position.

In November of 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FIN No. 45 clarifies the requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  The disclosure provisions of FIN No. 45 were effective for financial statements of periods ended after December 15, 2002.  The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  Adoption did not have a material impact on its results of operations and financial position.

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

The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in May of 2003.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Management believes that the adoption of SFAS No. 150 will not have a material impact on its results of operations and financial position.

In January of 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”.  FIN No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and ii) the equity investors lack an essential characteristic of a controlling financial interest.  FIN No. 46 was effective for all financial statements issued on or after February 1, 2003.  The adoption of FIN No. 46 did not have a material impact on the Company’s results of operations and financial position.

NOTE D – OTHER INTANGIBLE ASSETS

The following is a summary of the Company’s other intangible assets.  Figures are in thousands (unaudited).

	June 30, 2003			June 30, 2002
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Core Deposit Intangible	$8,869	$(1,903)	$6,966	$8,869	$(831)	$8,038

Originated Mortgage Servicing Rights	2,915	(1,037)	1,878	1,474	(519)	955

Total Other Intangible Assets	$11,784	$(2,940)	$8,844	$10,343	$(1,350)	$8,993

	Dec. 31, 2002
	Gross Amount	Accumulated Amortization	Net Carrying Amount

Core Deposit Intangible	$8,869	$(1,368)	$7,501

Originated Mortgage Servicing Rights	2,063	(748)	1,315
Total Other Intangible Assets	$10,932	$(2,116)	$8,816

Aggregate Amortization Expense of Other Intangible Assets ($ in 000’s):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2003	2002	2003	2002
Amortization of Core Deposit Intangible	$268	$268	$536	$536

Amortization of Originated Mortgage Servicing Rights	228	44	289	79
Total aggregate amortization expense	$496	$312	$825	$615

The projected  amortization  expense  for  intangible  assets,  assuming no further  acquisitions or dispositions,  is approximately $1.6 million per year over the next five years.  These charges are included in other operating expense on the Consolidated Statements of Income.

NOTE E – STOCK OPTIONS

At June 30, 2003, the Company had one stock option plan which is described more fully in Note 15 in the Company’s 2002 Annual Report on form 10-K.  The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three and six month periods ended June 30:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
(dollars in 000’s except per share amounts)	2003	2002	2003	2002
Net income, as reported	$8,360	$7,154	$15,803	$14,054
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related taxes	(392)	(356)	(781)	(712)

Proforma net income	$7,968	$6,798	$15,022	$13,342

Basic income per share, as reported	$0.36	$0.30	$0.67	$0.58
Proforma basic income per share	$0.34	$0.28	$0.64	$0.55

Diluted income per share, as reported	$0.34	$0.29	$0.64	$0.56
Proforma diluted income per share	$0.33	$0.27	$0.61	$0.54

NOTE F – MERGER OF MID-STATE BANCSHARES AND OJAI VALLEY BANK

On June 30, 2003, the Company signed a definitive agreement (“the Agreement”) to acquire Ojai Valley Bank through merger, subject to the approval of banking regulators and shareholders of Ojai Valley Bank.  The Agreement provides Ojai Valley Bank shareholders with an election to choose Mid-State Bancshares common stock, cash, or a combination of Mid-State Bancshares common stock and cash that is subject to potential adjustments based on changes in the price of Mid-State Bancshares stock preceding the effective date of the transaction and pro ration, if necessary.  50% of the consideration provided will be in the form of Mid-State Bancshares stock with the balance being in cash.  The total consideration is valued at approximately $20.2 million.  The merger is structured to be tax-free for the stock portion of the consideration.  The transaction is expected to close in the fourth quarter of 2003 and is expected to be accretive to earnings in the year 2004.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Data - Summary.  The following table provides certain selected consolidated financial data as of and for the three and six month periods ended June 30, 2003 and 2002 (unaudited).

Consolidated Financial Data - Mid-State Bancshares

	Quarter Ended		Year-to-Date
(Unaudited in 000’s except per share data)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Interest Income (not taxable equivalent)	$26,207	$27,205	$52,072	$55,061
Interest Expense	2,568	4,167	5,402	8,957
Net Interest Income	23,639	23,038	46,670	46,104
Provision for Loan Losses	150	300	260	600
Net Interest Income after provision for loan losses	23,489	22,738	46,410	45,504
Non-interest income	7,484	5,744	14,398	11,727
Non-interest expense	18,026	17,330	36,401	35,217
Income before income taxes	12,947	11,152	24,407	22,014
Provision for income taxes	4,587	3,998	8,604	7,960
Net Income	$8,360	$7,154	$15,803	$14,054

Per share:
Net Income - basic	$0.36	$0.30	$0.67	$0.58
Net Income - diluted	$0.34	$0.29	$0.64	$0.56
Weighted avg. shares used in Basic E.P.S. calculation	23,442	24,067	23,520	24,078
Weighted avg. shares used in Diluted E.P.S. calculation	24,477	24,892	24,557	24,883
Cash dividends	$0.13	$0.10	$0.24	$0.20
Book value at period-end			$11.22	$10.20
Tangible book value at period end			$9.41	$8.43
Ending Shares			23,384	24,050

Financial Ratios
Return on assets	1.68%	1.54%	1.62%	1.52%
Return on tangible assets	1.72%	1.57%	1.65%	1.56%
Return on equity	12.82%	11.91%	12.34%	11.90%
Return on tangible equity	15.29%	14.46%	14.75%	14.48%
Net interest margin (not taxable equivalent)	5.26%	5.45%	5.28%	5.51%
Net interest margin (taxable equivalent yield)	5.67%	5.77%	5.68%	5.81%
Net loan (recoveries) losses to avg. loans	(0.08)%	0.05%	(0.06)%	0.07%
Efficiency ratio	57.9%	60.2%	59.6%	60.9%

Period Averages
Total Assets	$1,990,671	$1,867,782	$1,969,121	$1,858,611
Total Tangible Assets	1,948,523	1,825,298	1,926,984	1,816,068
Total Loans (includes loans held for sale)	1,132,369	1,126,375	1,124,190	1,128,360
Total Earning Assets	1,801,275	1,696,190	1,782,984	1,688,469
Total Deposits	1,711,342	1,608,633	1,691,883	1,596,422
Common Equity	261,509	240,900	258,248	238,226
Common Tangible Equity	219,361	198,416	216,111	195,683

(Unaudited in 000’s except per share data)	June 30, 2003	June 30, 2002
Balance Sheet - At Period-End
Cash and due from banks	$124,176	$115,891
Investments and Fed Funds Sold	680,320	585,313
Loans held for sale	49,875	4,801
Loans, net of deferred fees, before allowance for loan losses	1,102,210	1,101,695
Allowance for Loan Losses	(17,963)	(19,160)
Goodwill and other intangibles	42,292	42,441
Other assets	43,344	47,610
Total Assets	$2,024,254	$1,878,591

Non-interest bearing deposits	$422,732	$374,744
Interest bearing deposits	1,317,402	1,224,270
Other borrowings	6,354	12,696
Allowance for losses - unfunded commitments	1,812	1,687
Other liabilities	13,594	19,888
Shareholders’ equity	262,360	245,306
Total Liabilities and Shareholders’ equity	$2,024,254	$1,878,591

Asset Quality & Capital - At Period-End
Non-accrual loans	$16,436	$12,449
Loans past due 90 days or more	1	68
Total non performing assets	$16,437	$12,517

Allowance for losses to loans, gross (1)	1.8%	1.9%
Non-accrual loans to total loans, gross	1.5%	1.1%
Non performing assets to total assets	0.8%	0.7%
Allowance for losses to non performing loans (1)	120.3%	166.5%

Equity to average assets (leverage ratio)	10.5%	10.7%
Tier One capital to risk-adjusted assets	14.6%	14.7%
Total capital to risk-adjusted assets	15.8%	16.0%

(1) Includes allowance for loan losses and allowance for losses - unfunded commitments

Performance Summary.  The Company posted net income of $8.4 million for the three months ended June 30, 2003 compared to $7.2 million in the like 2002 period.  These earnings represent an annualized return on assets of 1.68% and 1.54%, respectively.  The annualized return on equity was 12.82% for the second quarter of 2003 compared to 11.91% in the second quarter of 2002.  On a per share basis, diluted earnings per share were $0.34 in the 2003 period compared to $0.29 in the like quarter of 2002.

For the six months year-to-date, the Company posted net income of $15.8 million compared to $14.1 million earned in the like 2002 period.  Diluted earnings per share were $0.64 in the first half of 2003 compared to $0.56 in the like period one year earlier.  These earnings represent an annualized return on assets of 1.62% and 1.52%, respectively, for the comparable 2003 and 2002 periods.  The annualized return on equity was 12.34% for the first six months of 2003 compared to 11.90% in the first six months of 2002.

Net Interest Income.  The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest bearing liabilities, and changes in interest rates on net interest income for the three month period ended June 30, 2003 and 2002.

	3 Months Ended June 30, 2003			3 Months Ended June 30, 2002			2003 Compared to 2002 Composition of Change
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Change Due To:		Total Change
Dollars in 000’s							Volume	Rate
EARNING ASSETS:
Loans	$1,132,369	$20,134	7.13%	$1,126,375	$21,288	7.58%	$110	$(1,264)	$(1,154)
Investment Securities	593,674	5,854	3.96%	487,698	5,583	4.59%	1,129	(858)	271
Fed Funds, Other	75,232	219	1.17%	82,117	334	1.63%	(24)	(91)	(115)
TOTAL EARNING ASSETS	1,801,275	26,207	5.84%	1,696,190	27,205	6.43%	1,215	(2,213)	(998)

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	909,564	738	0.33%	811,530	1,273	0.63%	117	(652)	(535)
Time Deposits	398,664	1,795	1.81%	421,727	2,856	2.72%	(130)	(931)	(1,061)
Interest Bearing Deposits	1,308,228	2,533	0.78%	1,233,257	4,129	1.34%	(13)	(1,583)	(1,596)

Other Borrowings	3,927	35	3.57%	4,948	38	3.08%	(8)	5	(3)

TOTAL INTEREST BEARING LIABILITIES	1,312,155	2,568	0.78%	1,238,205	4,167	1.35%	(22)	(1,577)	(1,599)

NET INTEREST INCOME	$1,801,275	$23,639	5.26%	$1,696,190	$23,038	5.45%	$1,237	$(636)	$601

Mid-State’s annualized yield on interest earning assets was 5.84% for the second quarter of 2003 (6.24% on a taxable equivalent basis) compared to 6.43% in the like 2002 period (6.75% on a taxable equivalent basis).  The decrease in yield is related to the general decline in interest rates.  The Prime Rate, to which many of the Bank’s loans are tied, averaged 4.25% in the second quarter of 2003 compared to 4.75% in the like period of 2002.  Annualized interest expense as a percent of earning assets also decreased from 1.35% in the three months ended June 2002 to 0.78% in the comparable 2003 period.  This too reflected the general decline in interest rates.

Overall, Mid-State’s annualized Net Interest Income, expressed as a percent of earning assets, decreased from 5.45% for the second quarter of 2002 (5.77% on a taxable equivalent basis) to 5.26% in the comparable 2003 period (5.67% on a taxable equivalent basis).  Annualized Net Interest Income as a percent of average total assets (not shown in the table above) declined from 4.95% in the second quarter of 2002 (5.24% taxable equivalent) to 4.76% in the comparable 2003 period (5.13% taxable equivalent).  In comparing the second quarter of 2003 to the second quarter of 2002, average earnings assets increased from $1,696.2 million one year ago to $1,801.2 million and average deposits increased from $1,233.3 million one year ago to $1,308.2.  The combination of the increase in earning assets and the impact of the decline in interest rates on deposits offset the negative impact of the decline in interest rates on interest income and allowed the Company to show a small increase in net interest income of $601 thousand over the comparable quarters.

The following table presents a similar analysis of changes in interest income and expense for the six month period ended June 30, 2003 and 2002

	6 months ended June 30, 2003			6 months ended June 30, 2002			2003 Compared to 2002 Composition of Change
Dollars in 000’s	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Change Due To:		Total Change

							Volume	Rate
EARNING ASSETS:
Loans	$1,124,190	$39,887	7.15%	$1,128,360	$43,536	7.78%	$(154)	$(3,495)	$(3,649)
Investment Securities	599,309	11,844	3.99%	474,403	10,855	4.61%	2,663	(1,674)	989
Fed Funds, Other	59,485	341	1.16%	85,706	670	1.58%	(178)	(151)	(329)
TOTAL EARNING ASSETS	1,782,984	52,072	5.89%	1,688,469	55,061	6.58%	2,331	(5,320)	(2,989)

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	896,727	1,500	0.34%	799,145	2,503	0.63%	234	(1,237)	(1,003)
Time Deposits	399,480	3,829	1.93%	431,123	6,347	2.97%	(385)	(2,133)	(2,518)
Interest Bearing Deposits	1,296,207	5,329	0.83%	1,230,268	8,850	1.45%	(150)	(3,371)	(3,521)

Other Borrowings	3,803	73	3.87%	8,112	107	2.66%	(70)	36	(34)

TOTAL INTEREST BEARING LIABILITIES	1,300,010	5,402	0.84%	1,238,380	8,957	1.46%	(220)	(3,335)	(3,555)

NET INTEREST INCOME	$1,782,984	$46,670	5.28%	$1,688,469	$46,104	5.51%	$2,551	$(1,985)	$566

Mid-State’s year-to-date annualized yield on interest earning assets was 5.89% for the first six months of 2003 (6.29% on a taxable equivalent basis) compared to 6.58% in the like 2002 period (6.88% on a taxable equivalent basis).  The decrease in yield is related to the general decline in interest rates.  The Prime Rate, to which many of the Bank’s loans are tied, averaged 4.25% in the first six months of 2003 compared to 4.75% in the like period of 2002.  Annualized interest expense as a percent of earning assets also decreased from 1.46% in the first six months of 2002 to 0.84% in the comparable 2003 period.

Overall, Mid-State’s annualized Net Interest Income, expressed as a percent of earning assets, decreased from 5.51% for the first six month period of 2002 (5.81% on a taxable equivalent basis) to 5.28% in the comparable 2003 period (5.68% on a taxable equivalent basis).  Annualized Net Interest Income as a percent of average total assets (not shown in the table above) declined from 5.00% in the first six months of 2002 (5.28% taxable equivalent) to 4.78% in the comparable 2003 period (5.14% taxable equivalent).  Average earnings assets for the six months ended June 30, 2003 increased from the like 2002 period ($1,783.0 million compared to $1,688.5 million). The combination of the increase in earning assets and the impact of the decline in interest rates on deposits offset the negative impact of the decline in interest rates on interest income and allowed the Company to show a small increase in net interest income of $566 thousand over the comparable six month periods.

Provision and Allowance for Loan Losses.  Mid-State made provisions for loan losses in the second quarter of 2003 in the amount of $150 thousand, declining from $300 thousand in the second quarter of 2002.  During the six months ended June 30, 2003 provisions for loan losses totaled $260 thousand, declining from $600 thousand in the like 2002 period.

Management continues to believe that the allowances for loan losses and the allowance for losses - unfunded commitments, which collectively stand at 1.8% of total loans at June 30, 2003, are adequate to cover inherent losses.  The $19.8 million total allowance for credit losses is approximately 120% of the level of non performing loans which stand at $16.4 million compared to $12.5 million one year earlier.  The increase in non performing loans is due to two lending relationships secured by real estate which total $14.4 million.  Management has determined that its reserve requirement allocated to these loans, and held in the general loan loss reserve, are sufficient to offset potential losses, if any, arising from less than full recovery of the loans from the supporting collateral.  Portions of the reserves associated with these loans are reflected in the impaired loan valuation noted below because Management feels that additional valuation allowances are necessary pursuant to the guidance provided under SFAS No. 114.  Non performing loans consist of loans on non-accrual and accruing loans 90 days or more past due.  While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty, how and under what terms, problem assets will be resolved.

Changes in the allowance for loan losses (in thousands) for the periods ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Balance at beginning of period:
Allowance for loan losses	$17,576	$19,000	$17,370	$18,972
Allowance for losses-unfunded commitments	1,811	1,687	1,771	1,687
Total allowances for losses at beginning of period	19,387	20,687	19,141	$20,659

Additions to the allowances charged to expense	1	—	41	—
Additions to the allowances charged to provision	150	300	260	600
Loans charged off	(172)	(337)	(241)	(787)
Recoveries of loans previously charged-off	409	197	574	375
Total allowances for losses-end of quarter	$19,775	$20,847	$19,775	$20,847
Allowance for loan losses	$17,963	$19,160	$17,963	$19,160
Allowance for losses-unfunded commitments	1,812	1,687	1,812	1,687
Total allowance for credit losses	$19,775	$20,847	$19,775	$20,847

At June 30, 2003, the recorded investments in loans which have been identified as impaired totaled $17,504,000.  Of this amount, $2,684,000 related to loans with no valuation allowance and $14,820,000 related to loans with a corresponding valuation allowance of $2,366,000.  Impaired loans totaled $13,943,000 at June 30, 2002.  Of this amount, $10,822,000 related to loans with no valuation allowance and $3,121,000 related to loans with a corresponding valuation allowance of $1,196,000.  The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position.  For the quarter ended June, 2003, the average recorded investment in impaired loans was $17,545,000 compared to $8,443,000 in the 2002 period.  A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

Non-interest Income.  Non-interest income for the first six months of 2003 was $14.4 million, up from $11.7 million earned in the 2002 period, an increase of 22.8%.  An increase in the Company’s gain on sale of loans of $1.8 million accounted for the largest portion of the increase, reflecting an increase in refinance activity in its mortgage banking operation.  Other commissions, fees and service charges increased by $0.7 million accounting for the balance of the increase which was primarily the result of increases in ATM and Debit card fees collected along with increases from trust department fee income and letters of credit commissions.

For the three months ended June 30, 2003, non-interest income rose $1.8 million from $5.7 million in the second quarter of 2002 to $7.5 million in the comparable 2003 period.  An increase in the Company’s gain on sale of loans of $0.9 million accounted for the largest portion of the increase, reflecting an increase in refinance activity in its mortgage banking operation.  Other commissions, fees and service charges increased by $0.5 million accounting for the balance of the increase which was primarily the result of increases in ATM and Debit card fees collected along with increases from trust department fee income and letters of credit commissions.

Non-interest Expense.  Non-interest expense for the first six months of 2003 was $36.4 million.  This compares to $35.2 million in the comparable 2002 period, an increase of $1.2 million.  Increases in salaries and benefits accounted for $347 thousand of the increase (while salaries actually decreased by $25K across the two periods, increases in group health insurance and workers compensation premiums accounted for the overall increase in salaries and benefits).  Occupancy and furniture accounted for an additional $228 thousand of the increase.  And outside professional services accounted for $358 thousand of the overall increase with various other operating expenses being up a net $251 thousand.  The Company continues to use an outside professional service to help with its sales management efforts.

In comparing the second quarter of 2003 with the second quarter of 2002, non-interest expense increased $697 thousand from $17.3 million to $18.0 million.  This increase was primarily the result of increases in salaries and benefits of $244 thousand (while salaries increased by just $22K across the two periods, increases in group health insurance and workers compensation premiums accounted for the vast majority of the overall increase in salaries and benefits).  Occupancy and furniture accounted for $163 thousand of the increase.  And all other categories of expense showed a net $290 thousand increase led by outside professional services of $215 thousand.

Provision for Income Taxes.  The year-to-date provision for income taxes was $8.6 million, which is up from the same period in 2002 when it was $8.0 million.  For the second quarter of 2003 the provision for income taxes rose $589 thousand, up from $4.0 million in the 2002 period to $4.6 million.  The effective tax rate for the six months year-to-date in 2003 was 35.3% compared to 36.2% in 2002.  While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.

Balance Sheet. Total assets of the Company were up 7.8% to $2.024 billion from $1.879 billion at June 30, 2002.  This growth was fueled by an increase in deposits of 8.8% to $1.740 billion, up from $1.599 billion one year earlier.  The growth in deposits was centered in core deposits.  While Time Deposits decreased to $397.6 million from one year earlier of $413.8 million, all other categories of Demand, NOW, Money Market and Savings increased to $1.342 billion from $1.185 billion one year earlier.  In an ongoing effort to improve earnings, the Company continues to focus its attention on attracting lower cost core deposits while trying to remain competitive in retaining Time Deposits.  Loan activity over the last year has been slow with the loan portfolio holding steady at $1.102 billion at June 30, 2003, compared to one year earlier.  Consequently, the growth in deposits has funded a $95 million increase in Investments and Fed Funds Sold along with a $45 million increase in the total of Mortgage Loans Available for Sale.

Mid-State Bank’s loan to deposit ratio of 63.3% at June 30, 2003 is down from the 68.9% ratio one year earlier.  The decrease in the loan to deposit ratio is a reflection of the decline in loans coupled with an increase in deposits.  There is ample internal liquidity to fund increases in this ratio through liquidation of Mid-State’s investment portfolio which is categorized as available for sale.

Investment Securities and Fed Funds Sold.  Of the $680.3 million portfolio at June 30, 2003, 12% is invested in overnight fed funds sold, 2% is invested in U.S. Treasury securities, 32% is invested in U.S. Government agency obligations, 50% is invested in securities issued by states and political subdivisions and 4% is invested in mortgage-backed and other securities.  Sixty-seven percent of all investment securities and fed funds sold combined mature within five years.  Approximately 23% of the total portfolio matures in less than one year.  The Bank’s investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 17 years.  The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

Capital Resources.  During the first half of 2003, the Company has continued its stock repurchase program, repurchasing a total of 185,699 shares during the second quarter and 232,590 shares during the first quarter.  In the comparable 2002 period, the Company repurchased 75,457 shares in the second quarter and 24,481 shares in the first.  Management estimates that the effect of the stock repurchase program in 2003 has been to increase earnings per share by approximately one cent per share in the second quarter compared to what it would have been had no program been in place this year.  The Company has the ability to repurchase an additional 382,589 shares under its current stock repurchase program authorization.  In other matters concerning capital, the dividend declared during the second quarter of 2003 was increased to $0.13 per share up from $0.11 in the first quarter of 2003 and $0.10 per share in each of the first two quarters one year earlier.

Total stockholders’ equity increased from $245.3 million at June 30, 2002 to $262.4 million at June 30, 2003.  Changes in stockholders’ equity over this 12 month period includes activity outlined in the following table (dollars in 000’s):

	Common Stock & Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Ending Equity at June 30, 2002	$83,764	$152,498	$9,044	$245,306
Net Income 6 Mos 2002 (Jul. - Dec.)		15,801		15,801

Common Stock Repurchased 6 Mos. 2002 (Jul. - Dec.)	(6,559)			(6,559)

Stock Options Exercised - 6 Mos. 2002 (Jul. - Dec.)	383			383

Regular Dividends 6 Mos. 2002 (Jul. - Dec.)		(4,990)		(4,990)

Chg. Accumulated Other Comprehensive Income (FAS 115)			4,194	4,194

Ending Equity at December 31, 2002	77,588	163,309	13,238	254,135
Net Income 6 Mos. Y-T-D 2003		15,803		15,803

Common Stock Repurchased 6 Mos. Y-T-D 2003	(7,502)			(7,502)

Stock Options Exercised 6 Mos Y-T-D 2003	1,480			1,480

Regular Dividends 6 Mos. 2003		(5,623)		(5,623)

Chg. Accumulated Other Comprehensive Income (FAS 115)			4,067	4,067

Ending Equity at June 30, 2003	$71,566	$173,489	$17,305	$262,360

Liquidity.  The Company maintains a certain amount of liquidity to ensure its ability to meet cash requirements.  Sources of liquidity include cash, due from bank balances (net of Federal Reserve requirements to maintain reserves against deposit liabilities), fed funds sold, investment securities (net of pledging requirements), loan repayments, deposits and fed funds borrowing lines.  Typical demands on liquidity are deposit run-off from demand deposits and savings accounts, maturing time deposits, which are not renewed, and anticipated funding under credit commitments to customers.

The Bank has adequate liquidity at the present time.  Its loan to deposit ratio at June 30, 2003 was 63.3% versus 68.9% one year earlier.  The decrease in the loan to deposit ratio is a reflection of the decline in loans coupled with an increase in deposits.  The Bank normally strives for a loan to deposit ratio in the 65% to 75% range.  The Bank’s internally calculated liquidity ratio stands at 42.2% at June 30, 2003, which is above its minimum policy of 15% and above the 38.6% level of June 30, 2002.  Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

Off Balance Sheet Transactions.  The Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $35.9 million at June 30, 2003, up from $29.2 million one year earlier.  Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $474.8 million, which was up from the $371.1 million outstanding one year earlier.

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

Important Factors Relating to Forward-Looking Statements.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements.  All of the statements contained in this Quarterly Report on Form 10-Q, including those in Items 2 and 3, which are not identified as historical should be considered forward-looking.  In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements.  Such factors include, but are not limited to, the real estate market, the availability of loans at acceptable prices, the general level of economic activity both locally and nationally, interest rates, the actions by the Company’s regulatory agencies, actions by competitors of the Company and other factors referenced in the Company’s 10-K report for December 31, 2002 on file with the Securities and Exchange Commission, included in “Item 1. BUSINESS – Factors That May Affect Future Results of Operations.”  Accordingly, there can be no assurance that the forward-

looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower.  The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements.  Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein.  The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved.  In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

The Bank expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges.  A recent review as of May 31, 2003 of the potential changes in the Bank’s net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +2.3% and –7.7% of the base case (rates unchanged) of $90.8 million.  The Bank’s policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months.  Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Bank’s net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant	-7.7%
(Prime down to 2.00% over 12 months)
Rates Down Significant	-2.7%
(Prime down to 3.00% over 12 months)
Rates Down Modestly	-1.9%
(Prime down to 3.25% over 12 months)
Base Case - Rates Unchanged	—
(Prime unchanged at 4.00% over 12 months)
Rates Up Modestly	+0.7%
(Prime up to 5.00% over 12 months)
Rates Up Aggressive	+1.4%
(Prime up to 6.00% over 12 months)
Rates Up Very Aggressive	+2.3%
(Prime up to 7.00% over 12 months)

Net interest income under the above scenarios is influenced by the characteristics of the Bank’s assets and liabilities.  In the case of N.O.W., savings and money market deposits (total $919.8 million) interest is based on rates set at the discretion of management ranging from 0.05% to 0.41%.  In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments.  In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

It is important to note that the above table is a summary of several forecasts and actual results may vary.  The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time.  Factors affecting these estimates and assumptions include, but are not limited to - competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses.  Changes that vary significantly from the assumptions and estimates may have significant effects on the Bank’s net interest income.  Therefore the results of this analysis should not be relied upon as indicative of actual future results.  Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank’s relative insensitivity to interest rate changes.  The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis.  Over the last 5 calendar years (1999 – 2003), the Bank’s net interest margin (which is net interest income divided by average earning assets of the Bank) had ranged from a low of 5.41% to a high of 6.44% (not taxable equivalent).  The Bank’s net interest margin in 2002 of 5.41% was at the low end of this range by historical standards, coming off the higher levels experienced in 2000 of 6.44%.  In the second quarter of 2003, the net interest margin fell further to 5.26%.  This is a result of both the lower level of interest rates and the change in mix of earning assets (the Bank now has a smaller portion in loans vis-à-vis investment securities compared to 2000 when the margin was at its widest level).  The net interest margin under the forecasted alternative scenarios ranges from 4.54% to 5.03%.  Management feels this range of scenarios, while lower than historical standards, is consistent with current experience and interest rate levels, but no assurances can be given that actual future experience will fall within this range.

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

(b)          Changes in internal controls:

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 4 - Submission of Matters to a Vote of Security Holders

On May 15, 2003, at the Company’s regular Annual Meeting, Shareholders re-elected four persons to the Company’s Board of Directors whose terms were expiring.  Re-elected to the Board were Trudi G. Carey, H. Edward Heron, James W. Lokey, and Stephen P. Maguire  with no Director receiving less than 74% of the total outstanding shares of the Company.  No other items were submitted to the Shareholders during the second quarter of 2003.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

A)                                  Exhibits

Exhibit No.	Exhibit

99.1	Certification

B)                                    Reports on Form 8-K

During the second quarter of 2003, the Company filed one report under Item 12 of Form 8-K.  That report, filed on April 22, 2003 reported that on April 21, 2003, the Company announced that its net income for the three months ended March 31, 2003 was $7.4 million compared to $6.9 million in the first quarter of 2002.  The full text of the earnings release was attached thereto and made a part thereof.

During the second quarter of 2003, the Company also filed one report under Item 5 of Form 8-K.  That report, filed on June 24, 2003, reported that on June 19, 2003, the Company announced that at its regular Board of Directors meeting on June 18, 2003, the Board declared a thirteen cents per-share quarterly cash dividend for all shareholders of record on June 30, 2003, payable on July 15, 2003.  The full text of the press release announcing the dividend was attached thereto and made a part thereof.

While not filed until the third quarter of 2003 on July 2, 2003, the Company filed another report under Item 5 of Form 8-K.  That report disclosed that on June 30, 2003, the Company entered into an Agreement to Merge and Plan of Reorganization with Ojai Valley Bank pursuant to which Ojai will merge with and into Mid-State Bank & Trust.  A full copy of the Agreement to Merge and Plan of Reorganization and the June 30 Press Release was attached thereto and made a part thereof.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid-State Bancshares
(registrant)

Date: August 13, 2003	By:	/s/ JAMES W. LOKEY
JAMES W. LOKEY
President
Chief Executive Officer

Date: August 13, 2003	By	/s/ JAMES G. STATHOS
JAMES G. STATHOS
Executive Vice President
Chief Financial Officer