Form 10-Q
period 2003-09-30
MID-STATE BANCSHARES
filed 2003-11-12
CIK 1027324

United States
Securities and Exchange Commission

Washington, D.C. 20429

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2003.

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

Yes  ☒   No  ☐

As of November 5, 2003, the aggregate market value of the common stock held by non-affiliates of the Company was: $562,070,832.

Number of shares of common stock of the Company outstanding as of November 5, 2003: 23,635,333 shares.

Mid-State Bancshares

September 30, 2003

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Mid-State Bancshares
Consolidated Statements of Financial Position
(Interim Periods Unaudited - figures in 000’s)

	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2002
ASSETS
Cash and Due From Banks	$109,469	$128,036	$110,454
Fed Funds Sold	85,300	16,500	5,000
Securities Available For Sale	682,441	608,983	632,124
Loans Held for Sale	42,075	22,560	3,760

Loans, net of unearned income	1,091,113	1,087,551	1,106,184
Allowance for Loan Losses	(16,871)	(17,370)	(17,465)
Net Loans	1,074,242	1,070,181	1,088,719

Premises and Equipment, Net	25,709	25,342	24,555
Accrued Interest Receivable	12,254	11,689	13,700
Other Real Estate Owned	3,279	—	—
Goodwill	33,448	33,448	33,448
Other Intangibles	8,769	8,816	8,806
Other Assets	9,163	9,185	7,456
Total Assets	$2,086,149	$1,934,740	$1,928,022

LIABILITIES AND EQUITY
Non Interest Bearing Demand	$436,565	$390,212	$391,350
NOW Accounts, Money Market and Savings Deposits	965,821	863,142	842,791
Time Deposits Under $100	236,275	249,792	253,391
Time Deposits $100 or more	156,131	149,801	151,805
Total Deposits	1,794,792	1,652,947	1,639,337

Other Borrowings	7,907	10,973	11,573
Allowance for Losses – Unfunded Commitments	1,862	1,771	1,687
Accrued Interest Payable and Other Liabilities	20,767	14,914	23,515
Total Liabilities	1,825,328	1,680,605	1,676,112
Commitments and Contingencies
Shareholders’ Equity:
Common Stock and Surplus (Shares Outstanding of 23,191, 23,697 and 23,839, respectively)	67,424	77,588	80,098
Retained Earnings	179,448	163,309	157,200
Accumulated Other Comprehensive Income, Net	13,949	13,238	14,612
Total Equity	260,821	254,135	251,910
Total Liabilities and Equity	$2,086,149	$1,934,740	$1,928,022

Mid-State Bancshares
Consolidated Statements of Income
(Unaudited - figures in 000’s except earnings per share data)

	Three Month Period Ended Sept. 30,		Nine Month Period Ended Sept. 30,
	2003	2002	2003	2002
Interest Income:
Interest and fees on loans	$20,574	$20,771	$60,461	$64,307
Interest on investment securities -
U.S. Treasury securities	253	296	612	1,068
U.S. Government agencies and corporations	2,062	2,579	6,453	6,383
Obligations of states and political sub-divisions and other securities	3,491	3,175	10,585	9,454
Interest on fed funds sold and other	263	343	604	1,013
Total Interest Income	26,643	27,164	78,715	82,225
Interest Expense:
Interest on NOW, money market and savings	497	1,364	1,997	3,867
Interest on time deposits less than $100	1,034	1,694	3,540	5,811
Interest on time deposits of $100 or more	585	907	1,908	3,137
Interest other	41	56	114	163
Total Interest Expense	2,157	4,021	7,559	12,978
Net Interest Income before provision	24,486	23,143	71,156	69,247
Less: Provision for loan losses	—	—-	260	600
Net Interest Income after provision	24,486	23,143	70,896	68,647
Other Operating Income:
Service charges and fees	2,271	2,155	6,835	6,584
Commissions, fees and other service charges	3,511	3,203	9,996	8,970
Gains on sale of securities	14	21	43	12
Gain on sale of loans held for sale	1,032	243	2,992	390
Other non-interest income	1,010	172	2,370	1,566
Total Other Operating Income	7,838	5,794	22,236	17,522
Other Operating Expense:
Salaries and employee benefits	9,606	9,122	28,465	27,634
Occupancy and furniture	3,017	2,873	8,649	8,277
Other operating expenses	5,966	5,891	17,876	17,193
Total Other Operating Expense	18,589	17,886	54,990	53,104
Income Before Taxes	13,735	11,051	38,142	33,065
Provision for income taxes	4,760	3,965	13,364	11,925
Net Income	$8,975	$7,086	$24,778	$21,140

Earnings per share:
– basic	$0.39	$0.30	$1.06	$0.88
– diluted	$0.37	$0.29	$1.01	$0.85
Dividends per share	$0.13	$0.10	$0.37	$0.30
Average shares used in earnings per share calculations:
– basic	23,287	23,924	23,441	24,026
– diluted	24,350	24,815	24,487	24,860

Mid-State Bancshares
Consolidated Statements of Comprehensive Income
(Unaudited - figures in 000’s)

	Three Month Period Ended Sept. 30,		Nine Month Period Ended Sept. 30,
	2003	2002	2003	2002
Net Income	$8,975	$7,086	$24,778	$21,140
Other Comprehensive (Loss) Income Before Taxes:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during period	(5,579)	9,301	1,228	13,662
Reclassification adjustment for gains included in net income	(14)	(21)	(43)	(12)
Other comprehensive (loss) income, before tax	(5,593)	9,280	1,185	13,650
Income tax (credit) expense related to items in comprehensive income	(2,237)	3,712	474	5,460
Other Comprehensive (Loss) Income, Net of Taxes	(3,356)	5,568	711	8,190
Comprehensive Income	$5,619	$12,654	$25,489	$29,330

Mid-State Bancshares
Consolidated Statements of Cash Flows
(Unaudited - figures in 000’s)

	Nine Month Period Ended Sept. 30,
	2003	2002
OPERATING ACTIVITIES
Net Income	$24,778	$21,140
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	260	600
Depreciation and amortization	3,376	3,277
Net amortization of prem./discounts-investments	2,891	2,863
Impairment of investment in real estate	91	—
Gain on sale of loans held for sale	(2,992)	(390)
Net (increase) decrease in loans held for sale	(16,523)	9,844
Change in deferred loan fees	197	(32)
Changes in assets and liabilities:
Accrued interest receivable	(565)	(2,640)
Other intangibles, net	47	488
Other assets, net	(691)	(6,337)
Other liabilities	5,944	7,969
Net cash provided by operating activities	16,813	36,782

INVESTING ACTIVITIES

Proceeds from sales and maturities of investments	128,074	73,280
Purchases of investments	(203,238)	(243,272)
Net (Increase) decrease in loans	(7,797)	37,583
Receipt from investments in real estate	148	33
Purchases of premises and equipment, net	(3,743)	(1,981)
Net cash used in investing activities	(86,556)	(134,357)
FINANCING ACTIVITIES
Increase in deposits	141,845	55,171
Decrease in other borrowings	(3,066)	(6,141)
Exercise of stock options	1,686	792
Cash dividends paid	(8,639)	(7,197)
Retirement of company stock	(11,850)	(5,566)
Net cash provided by financing activities	119,976	37,059

Increase (decrease) in cash and cash equivalents	50,233	(60,516)
Cash and cash equivalents, beginning of period	144,536	175,970

Cash and cash equivalents, end of period	$194,769	$115,454
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,671	$13,364
Cash paid during the period for taxes on income	13,636	9,500
Non-cash disclosure of Investing Activities:
Transfer of Loans to Other Real Estate Owned	3,279	0

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

	Three Month Period Ended Sept. 30, 2003			Three Month Period Ended Sept. 30, 2002
	Earnings	Shares	EPS	Earnings	Shares	EPS

Basic Earnings Per Share:
Income available to Common Shareholders	$8,975	23,287	$0.39	$7,086	23,924	$0.30

Effect of dilutive securities:
Stock Options		1,063			891

Diluted Earnings Per Share:
Income available to Common Shareholders	$8,975	24,350	$0.37	$7,086	24,815	$0.29

	Nine Month Period Ended Sept. 30, 2003			Nine Month Period Ended Sept. 30, 2002
	Earnings	Shares	EPS	Earnings	Shares	EPS

Basic Earnings Per Share:
Income available to Common Shareholders	$24,778	23,441	$1.06	$21,140	24,026	$0.88

Effect of dilutive securities:
Stock Options		1,046			834

Diluted Earnings Per Share:
Income available to Common Shareholders	$24,778	24,487	$1.01	$21,140	24,860	$0.85

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS

In January of 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”.  FIN No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and ii) the equity investors lack an essential characteristic of a controlling financial interest.  FIN No. 46 was initially effective for all financial statements issued on or after February 1, 2003, but subsequently the adoption date was deferred to January 1, 2004.  The adoption of FIN No. 46 is not expected to have a material impact on the Company’s results of operations and financial position.

The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in May of 2003.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations and financial position.

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” in June of 2002.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002, with early adoption permitted.  The adoption of SFAS No. 146 did not have a material impact on the Company’s results of operations and financial position.

In November of 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FIN No. 45 clarifies the requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  The disclosure provisions of FIN No. 45 were effective for financial statements of periods ended after December 15, 2002.  The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  Adoption did not have a material impact on the Company’s results of operations and financial position.

The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” in December of 2002.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123.  SFAS No. 148 was effective for fiscal years ending after December 15, 2002.  The Company adopted SFAS No. 148 on December 15, 2002 and adoption did not have a material impact on its results of operations and financial position.  The effect of SFAS No. 148 is displayed in Note E below.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company’s results of operations and financial position.

NOTE D – OTHER INTANGIBLE ASSETS

The following is a summary of the Company’s other intangible assets.  Figures are in thousands.

	Sept. 30, 2003			Sept. 30, 2002
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Core Deposit Intangible	$8,869	$(2,171)	$6,698	$8,869	$(1,100)	$7,769

Originated Mortgage Servicing Rights	3,425	(1,354)	2,071	1,633	(596)	1,037

Total Other Intangible Assets	$12,294	$(3,525)	$8,769	$10,502	$(1,696)	$8,806

	Dec. 31, 2002
	Gross Amount	Accumulated Amortization	Net Carrying Amount

Core Deposit Intangible	$8,869	$(1,368)	$7,501

Originated Mortgage Servicing Rights	2,063	(748)	1,315

Total Other Intangible Assets	$10,932	$(2,116)	$8,816

Aggregate Amortization Expense of Other Intangible Assets ($ in 000’s):

	Three Month Period Ended Sept. 30,		Nine Month Period Ended Sept. 30,
	2003	2002	2003	2002
Amortization of Core Deposit Intangible	$268	$268	$804	$804

Amortization of Originated Mortgage Servicing Rights	317	77	606	156
Total aggregate amortization expense	$585	$345	$1,410	$960

The projected  amortization  expense  for  intangible  assets,  including the acquisition highlighted in Note F below, is approximately $2.2 million per year over the next five years.  These charges are included in other operating expense on the Consolidated Statements of Income.

NOTE E – STOCK OPTIONS

At September 30, 2003, the Company had one stock option plan which is described more fully in Note 15 in the Company’s 2002 Annual Report on form 10-K.  The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three and nine month periods ended September 30:

(dollars in 000’s except per share amounts)	Three Month Period Ended Sept. 30,		Nine Month Period Ended Sept. 30,
	2003	2002	2003	2002
Net income, as reported	$8,975	$7,086	$24,778	$21,140
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related taxes	(395)	(356)	(1,186)	(1,068)

Proforma net income	$8,580	$6,730	$23,592	$20,072

Basic income per share, as reported	$0.39	$0.30	$1.06	$0.88
Proforma basic income per share	$0.37	$0.28	$1.01	$0.84

Diluted income per share, as reported	$0.37	$0.29	$1.01	$0.85
Proforma diluted income per share	$0.35	$0.27	$0.96	$0.81

NOTE F – SUBSEQUENT EVENT: MERGER OF MID-STATE BANCSHARES AND OJAI VALLEY BANK

On June 30, 2003, the Company signed a definitive agreement (“the Agreement”) to acquire Ojai Valley Bank through merger, subject to the approval of banking regulators and shareholders of Ojai Valley Bank.  The Agreement provided Ojai Valley Bank shareholders with an election to choose Mid-State Bancshares common stock, cash, or a combination of Mid-State Bancshares common stock and cash that was subject to potential adjustments.  Adjustments were then made based on changes in the price of Mid-State Bancshares stock preceding the effective date of the transaction and the necessary pro ration of the stock selections made by Ojai Valley Bank shareholders.  Half of the consideration provided was in the form of Mid-State Bancshares stock with the balance being in cash.  The transaction closed on October 31, 2003 and is expected to be accretive to earnings in the year 2004.  The total consideration was valued at approximately $23.7 million.  The merger was structured to be tax-free for the stock portion of the consideration.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Data - Summary.    The following table provides certain selected consolidated financial data as of and for the three and nine month periods ended September 30, 2003 and 2002 (unaudited).

Consolidated Financial Data  -  Mid-State Bancshares

	Quarter Ended		Year-to-Date
(Unaudited in thousands, except per share data)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Interest Income (not taxable equivalent)	$26,643	$27,164	$78,715	$82,225
Interest Expense	2,157	4,021	7,559	12,978
Net Interest Income	24,486	23,143	71,156	69,247
Provision for Loan Losses	—	—	260	600
Net Interest Income after provision for loan losses	24,486	23,143	70,896	68,647
Non-interest income	7,838	5,794	22,236	17,522
Non-interest expense	18,589	17,886	54,990	53,104
Income before income taxes	13,735	11,051	38,142	33,065
Provision for income taxes	4,760	3,965	13,364	11,925
Net Income	$8,975	$7,086	$24,778	$21,140

Per share:
Net Income - basic	$0.39	$0.30	$1.06	$0.88
Net Income - diluted	$0.37	$0.29	$1.01	$0.85
Weighted avg. shares used in Basic E.P.S. calculation	23,287	23,924	23,441	24,026
Weighted avg. shares used in Diluted E.P.S. calculation	24,350	24,815	24,487	24,860
Cash dividends	$0.13	$0.10	$0.37	$0.30
Book value at period-end			$11.25	$10.57
Tangible book value at period end			$9.43	$8.79
Ending Shares			23,191	23,839

Financial Ratios
Return on assets	1.72%	1.47%	1.65%	1.51%
Return on tangible assets	1.76%	1.50%	1.69%	1.54%
Return on equity	13.61%	11.31%	12.77%	11.69%
Return on tangible equity	16.22%	13.63%	15.25%	14.18%
Net interest margin (not taxable equivalent)	5.14%	5.28%	5.23%	5.43%
Net interest margin (taxable equivalent yield)	5.53%	5.61%	5.63%	5.74%
Net loan losses to avg. loans	0.38%	0.62%	0.09%	0.25%
Efficiency ratio	57.5%	62.3%	58.9%	61.4%

Period Averages
Total Assets	$2,069,078	$1,914,466	$2,002,806	$1,877,434
Total Tangible Assets	2,026,932	1,872,173	1,960,666	1,834,976
Total Loans (includes loans held for sale)	1,140,493	1,081,936	1,129,684	1,112,715
Total Earning Assets	1,889,499	1,739,554	1,818,879	1,705,685
Total Deposits	1,787,933	1,641,953	1,724,251	1,610,677
Common Equity	261,692	248,608	259,408	241,725
Common Tangible Equity	219,546	206,315	217,268	199,267

(Unaudited in thousands)	Sept. 30, 2003	Sept. 30, 2002
Balance Sheet - At Period-End
Cash and due from banks	$109,469	$110,454
Investments and Fed Funds Sold	767,741	637,124
Loans held for sale	42,075	3,760
Loans, net of deferred fees, before allowance for loan losses	1,091,113	1,106,184
Allowance for Loan Losses	(16,871)	(17,465)
Goodwill and other intangibles	42,217	42,254
Other assets	50,405	45,711
Total Assets	$2,086,149	$1,928,022

Non-interest bearing deposits	$436,565	$391,350
Interest bearing deposits	1,358,227	1,247,987
Other borrowings	7,907	11,573
Allowance for losses - unfunded commitments	1,862	1,687
Other liabilities	20,767	23,515
Shareholders’ equity	260,821	251,910
Total Liabilities and Shareholders’ equity	$2,086,149	$1,928,022

Asset Quality & Capital - At Period-End
Non-accrual loans	$12,562	$10,729
Loans past due 90 days or more	—	4
Other real estate owned	3,279	—
Total non-performing assets	$15,841	$10,733

Allowance for losses to loans, gross (1)	1.7%	1.7%
Non-accrual loans to total loans, gross	1.2%	1.0%
Non-performing assets to total assets	0.8%	0.6%
Allowance for losses to non performing loans (1)	149.1%	178.4%

Equity to average assets (leverage ratio)	10.2%	10.5%
Tier One capital to risk-adjusted assets	14.7%	14.5%
Total capital to risk-adjusted assets	16.0%	15.7%

(1) Includes allowance for loan losses and allowance for losses - unfunded commitments

Performance Summary.  The Company posted net income of $9.0 million for the three months ended September 30, 2003 compared to $7.1 million in the like 2002 period.  These earnings represent an annualized return on assets of 1.72% and 1.47%, respectively.  The annualized return on equity was 13.61% for the third quarter of 2003 compared to 11.31% in the third quarter of 2002.  On a per share basis, diluted earnings per share were $0.37 in the 2003 period compared to $0.29 in the like quarter of 2002.

For the nine months year-to-date, the Company posted net income of $24.8 million compared to $21.1 million earned in the like 2002 period.  Diluted earnings per share were $1.01 in the first nine months of 2003 compared to $0.85 in the like period one year earlier.  These earnings represent an annualized return on assets of 1.65% and 1.51%, respectively, for the comparable 2003 and 2002 periods.  The annualized return on equity was 12.77% for the first nine months of 2003 compared to 11.69% in the first nine months of 2002.

Both the three month and nine month results benefited from increases in its mortgage banking operation compared to the results in 2002.  The decline in interest rates helped to increase the volume of loans originated and corresponding fees earned from the sale of those loans into the secondary market.  Additionally, the Company began selling late in 2002 those mortgage loans for forward delivery on longer terms (up to 90 days), thereby earning interest on those assets for a longer period of time than what it had done historically.  These two factors, coupled with normal growth of the balance sheet, explain the majority of the increase in the Company’s 2003 earnings for both the quarter and year-to-date compared to 2002.

Net Interest Income.  The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest bearing liabilities, and changes in interest rates on net interest income for the three month period ended September 30, 2003 and 2002.

	3 Months Ended Sept. 30, 2003			3 Months Ended Sept. 30, 2002			2003 Compared to 2002 Composition of Change
		Interest Income / Expense	Average Yield / Rate		Interest Income / Expense	Average Yield / Rate
	Average Balance			Average Balance			Change Due To:		Total Change
Dollars in 000’s							Volume	Rate
EARNING ASSETS:
Loans	$1,140,493	$20,574	7.16%	$1,081,936	$20,771	7.62%	$1,090	$(1,287)	$(197)
Investment Securities	626,614	5,806	3.68%	573,403	6,050	4.19%	527	(771)	(244)
Fed Funds, Other	122,392	263	0.85%	84,215	343	1.62%	119	(199)	(80)

TOTAL EARNING ASSETS	1,889,499	26,643	5.59%	1,739,554	27,164	6.20%	1,736	(2,257)	(521)

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	951,724	497	0.21%	840,885	1,364	0.64%	119	(986)	(867)
Time Deposits	396,014	1,619	1.62%	410,557	2,601	2.51%	(76)	(906)	(982)
Interest Bearing Deposits	1,347,738	2,116	0.62%	1,251,442	3,965	1.27%	43	(1,892)	(1,849)

Other Borrowings	5,596	41	2.84%	8,035	56	2.77%	(16)	1	(15)

TOTAL INTEREST BEARING LIABILITIES	1,353,334	2,157	0.63%	1,259,477	4,021	1.27%	27	(1,891)	(1,864)

NET INTEREST INCOME	$1,889,499	$24,486	5.14%	$1,739,554	$23,143	5.28%	$1,709	$(366)	$1,343

Mid-State’s annualized yield on interest earning assets was 5.59% for the third quarter of 2003 (5.99% on a taxable equivalent basis) compared to 6.20% in the like 2002 period (6.52% on a taxable equivalent basis).  The decrease in yield is related to the general decline in interest rates.  The Prime Rate, to which many of the Bank’s loans are tied, averaged 4.00% in the third quarter of 2003 compared to 4.75% in the like period of 2002.  Annualized interest expense also decreased from 1.27% in the three months ended September 2002 to 0.63% in the comparable 2003 period.  This too reflected the general decline in interest rates.

Overall, Mid-State’s annualized Net Interest Income, expressed as a percent of earning assets, decreased from 5.28% for the third quarter of 2002 (5.61% on a taxable equivalent basis) to 5.14% in the comparable 2003 period (5.53% on a taxable equivalent basis).  Annualized Net Interest Income as a percent of average total assets declined from 4.80% in the third quarter of 2002 (5.08% taxable equivalent) to 4.70% in the comparable 2003 period (5.05% taxable equivalent).  In comparing the third quarter of 2003 to the third quarter of 2002, average earnings assets increased from $1,739.6 million one year ago to $1,889.5 million and average deposits increased from $1,251.4 million one year ago to $1,347.7 million.  The combination of the increase in earning assets and the impact of the decline in interest rates on deposits offset the negative impact of the decline in interest rates on interest income and allowed the Company to show a modest increase in net interest income of $1.3 million over the comparable quarters.

The following table presents a similar analysis of changes in interest income and expense for the nine month period ended September 30, 2003 and 2002.

	9 months ended Sept. 30, 2003			9 months ended Sept. 30 2002			2003 Compared to 2002 Composition of Change
		Interest Income / Expense	Average Yield / Rate		Interest Income / Expense	Average Yield / Rate
	Average Balance			Average Balance			Change Due To:		Total Change
Dollars in 000’s							Volume	Rate
EARNING ASSETS:
Loans	$1,129,684	$60,461	7.16%	$1,112,715	$64,307	7.73%	$626	$(4,472)	$(3,846)
Investment Securities	608,510	17,650	3.88%	507,699	16,905	4.45%	2,082	(1,337)	745
Fed Funds, Other	80,685	604	1.00%	85,271	1,013	1.59%	(29)	(380)	(409)
TOTAL EARNING ASSETS	1,818,879	78,715	5.79%	1,705,685	82,225	6.45%	2,679	(6,188)	(3,510)

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	915,261	1,997	0.29%	813,211	3,867	0.64%	235	(2,105)	(1,870)
Time Deposits	398,312	5,448	1.83%	424,193	8,948	2.82%	(298)	(3,202)	(3,500)
Interest Bearing Deposits	1,313,573	7,445	0.76%	1,237,404	12,815	1.38%	(64)	(5,306)	(5,370)

Other Borrowings	4,422	114	3.42%	8,086	163	2.70%	(55)	6	(49)

TOTAL INTEREST BEARING LIABILITIES	1,317,995	7,559	0.77%	1,245,490	12,978	1.39%	(118)	(5,301)	(5,419)

NET INTEREST INCOME	$1,818,878	$71,156	5.23%	$1,705,685	$69,247	5.43%	$2,797	$(888)	$1,909

Mid-State’s year-to-date annualized yield on interest earning assets was 5.79% for the first nine months of 2003 (6.18% on a taxable equivalent basis) compared to 6.45% in the like 2002 period (6.76% on a taxable equivalent basis).  The decrease in yield is related to the general decline in interest rates.  The Prime Rate, to which many of the Bank’s loans are tied, averaged 4.16% in the first nine months of 2003 compared to 4.75% in the like period of 2002.  Annualized interest expense also decreased from 1.38% in the first nine months of 2002 to 0.76% in the comparable 2003 period.

Overall, Mid-State’s annualized Net Interest Income, expressed as a percent of earning assets, decreased from 5.43% for the first nine month period of 2002 (5.74% on a taxable equivalent basis) to 5.23% in the comparable 2003 period (5.63% on a taxable equivalent basis).  Annualized Net Interest Income as a percent of average total assets declined from 4.93% in the first nine months of 2002 (5.21% taxable equivalent) to 4.75% in the comparable 2003 period (5.11% taxable equivalent).  Average earnings assets for the nine months ended September 30, 2003 increased from the like 2002 period ($1,818.9 million compared to $1,705.7 million). The combination of the increase in earning assets and the impact of the decline in interest rates on deposits offset the negative impact of the decline in interest rates on interest income and allowed the Company to show a modest increase in net interest income of $1.9 million over the comparable nine month periods.

It should also be noted that for both the three month and nine month periods ended September 30, 2003, while there was growth in net interest income over 2002, the mix of earning assets had changed somewhat from the same periods of 2002.  Lower yielding investments and fed funds sold had a larger growth rate than loans across the comparable periods, thus also tending to reduce the net interest margins for the 2003 periods compared to the 2002 periods.

Provision and Allowance for Loan Losses.  Mid-State did not make a provision for loan losses in the third quarter of either 2003 and 2002.  During the nine months ended September 30, 2003 provision for loan losses totaled $260 thousand, declining from $600 thousand in the like 2002 period.

Management continues to believe that the allowances for loan losses and the allowance for losses - unfunded commitments, which collectively stand at 1.7% of total loans at September 30, 2003, are adequate to cover inherent losses.  The $18.7 million total allowance for credit losses is approximately 149% of the level of non performing loans which stands at $12.6 million compared to $10.7 million one year earlier.  The level of non performing loans is centered in two lending relationships secured by real estate which total $10.1 million at September 30, 2003.  One year earlier, just one of those two relationships were on non accrual totaling $8.0 million.  The two troubled lending relationships described above had totaled $14.5 million at June 30, 2003.  During the third quarter, the Company incurred a partial charge-off totaling $1.1 million as it initiated foreclosure on the property securing one of these loans and the remaining balance of $3.3 million on that loan was transferred to Other Real Estate Owned.  In this way, the non performing loans represented by these two lending relationships was reduced to $10.1 million from the $14.5 million level of June 30, 2003, although the Bank’s overall exposure only decreased by the $1.1 million charge-off.  Management believes that the Other Real Estate Owned now held on the balance sheet is appropriately stated given its fair value and allowing for costs of sale.

Management has determined that its reserve requirement allocated to its troubled loans, and held in the general loan loss reserve, are sufficient to offset potential losses, if any, arising from less than full recovery of the loans from the supporting collateral.  Non performing loans consist of loans on non-accrual and accruing loans 90 days or more past due.  While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty, how and under what terms, problem assets will be resolved.

Changes in the allowance for loan losses (in thousands) for the periods ended September 30, 2003 and 2002 are as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002
Balance at beginning of period:
Allowance for loan losses	$17,963	$19,160	$17,370	$19,073
Allowance for losses-unfunded commitments	1,812	1,687	1,771	1,586
Total allowances for losses at beginning of period	19,775	20,847	19,141	$20,659

Additions to the allowances charged to expense	50	—	91	—
Additions to the allowances charged to provision	—	—	260	600
Loans charged off	(1,404)	(1,882)	(1,645)	(2,669)
Recoveries of loans previously charged-off	312	187	886	562
Total allowances for losses at end of period	$18,733	$19,152	$18,733	$19,152
Allowance for loan losses	$16,871	$17,465	$16,871	$17,465
Allowance for losses-unfunded commitments	1,862	1,687	1,862	1,687
Total allowance for credit losses	$18,733	$19,152	$18,733	$19,152

At September 30, 2003, the recorded investments in loans, which have been identified as impaired loans, totaled $23,219,000.   Of this amount, $12,893,000 related to loans with no valuation allowance and $10,326,000 related to loans with a corresponding valuation allowance of $2,217,000.  Impaired loans totaled $11,843,000 at September 30, 2002.  Of that amount, $9,814,000 related to loans with no valuation allowance and $2,029,000 related to loans with a corresponding valuation allowance of $431,000.  The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position.  For the quarter ended September, 2003, the average recorded investment in impaired loans was $19,131,000 compared to $12,959,000 in the 2002 period.  A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.

Non-interest Income.  Non-interest income for the first nine months of 2003 was $22.2 million, up from $17.5 million earned in the 2002 period, an increase of 26.9%.  An increase in the Company’s gain on sale of loans of $2.6 million accounted for the largest portion of the increase, reflecting an increase in the volume of loans originated in response to an increase in refinance activity in its mortgage banking operation.  Other commissions, fees and service charges increased by $1.0 million which was primarily the result of increases in ATM and Debit card fees collected along with increases from trust department fee income and letters of credit commissions.  Other non-interest income increased $0.8 million reflecting a one-time gain on the sale of Bank property of $273 thousand and $470 thousand of on-going commissions on the sale of property formerly owned by Mid Coast Land Company.  Service charge income also increased $251 thousand across the comparable periods.

For the three months ended September 30, 2003, non-interest income rose $2.0 million from $5.8 million in the third quarter of 2002 to $7.8 million in the comparable 2003 period.  An increase in the Company’s gain on sale of loans of $0.8 million accounted for a portion of the increase, reflecting an increase in the volume of loans originated in response to an increase in refinance activity in its mortgage banking operation.  Other commissions, fees and service charges increased by $0.3 million, the result of increases in ATM and Debit card fees collected along with increases from trust department fee income and letters of credit commissions.  Other non-interest income increased $0.8 million reflecting a one-time gain on the sale of Bank property of $273 thousand and $280 thousand of on-going commissions on the sale of property formerly owned by Mid Coast Land Company.

It should be noted that the increase in the gain on sale of loans held for sale throughout 2003 is in large part a result of the increased loan demand for single family residential mortgages which the Company has originated and sold.  This activity represents predominantly refinance activity in the low interest rate environment prevalent in 2003.  If rates rise into 2004, this source of income may diminish in the coming quarters.

Non-interest Expense.  Non-interest expense for the first nine months of 2003 was $55.0 million.  This compares to $53.1 million in the comparable 2002 period, an increase of $1.9 million.  Increases in salaries and benefits accounted for $831 thousand of the increase (salary expense increased by $237 thousand while benefit costs, especially for health care, workers compensation premiums and incentive compensation, increased $594 thousand, a trend being experienced by most employers).  Occupancy costs increased $372 thousand reflecting normal operating expense increases.  All other operating expenses increased $684 thousand.  Included in other operating expenses were increases of $771 thousand in professional services, $545 thousand of amortization of originated mortgage servicing rights, $121 thousand of increases in general insurance costs and $91 thousand of provision for losses on unfunded commitments.  These increases were offset by a decrease in merchant service processing fees of $829 thousand.

In comparing the third quarter of 2003 with the third quarter of 2002, non-interest expense increased $703 thousand from $17.9 million to $18.6 million.  This increase was primarily the result of increases in salaries and benefits of $484 thousand.  Occupancy and furniture accounted for $144 thousand of the increase.  And all other categories of expense showed a net $75 thousand increase.

Efficiency Ratio.  The Company’s efficiency ratio (defined as the ratio of non-interest expense to the sum of net interest income plus non interest income) has improved in 2003 to the comparable 2002 periods.  For the three months ended September 30, 2003, the ratio was 57.5% compared to 61.8% in the year ago period.  Similarly, for the nine month period of 2003, the efficiency ratio was 58.9% compared to 61.2% in the like 2002 period.  The growth in non interest income and net interest income grew at a faster rate than did non interest expense in comparing the 2003 periods with 2002 thus creating the improvements in this ratio.

Provision for Income Taxes.  The year-to-date provision for income taxes was $13.4 million, which is up from the same period in 2002 when it was $11.9 million.  For the third quarter of 2003 the provision for income

taxes rose $795 thousand, up from $4.0 million in the 2002 period to $4.8 million.   The effective tax rate for the nine months year-to-date in 2003 was 35.0% compared to 35.9% in 2002.   While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.

Balance Sheet. Total assets of the Company were up 8.2% to $2.086 billion from $1.928 billion at September 30, 2002.  This growth was fueled by an increase in deposits of 9.5% to $1.795 billion, up from $1.639 billion one year earlier.  The growth in deposits was centered in core deposits.  While Time Deposits decreased to $392.4 million from one year earlier of $405.2 million, all other categories of Demand, NOW, Money Market and Savings increased to $1.402 billion from $1.234 billion one year earlier.  In an ongoing effort to improve earnings, the Company continues to focus its attention on attracting lower cost core deposits while trying to remain competitive in retaining Time Deposits.  Loan activity over the last year has been slow with the loan portfolio decreasing to $1.091 billion at September 30, 2003 from $1.106 billion one year earlier.  Consequently, the growth in deposits has funded a $130.6 million increase in Investments and Fed Funds Sold along with a $38.3 million increase in the total of Mortgage Loans Available for Sale.  Management expects to promote more heavily its consumer lending products over the next several quarters.  It is difficult to predict what impact this will have in increasing the size of the loan portfolio going forward.

Mid-State Bank & Trust’s loan to deposit ratio of 60.8% at September 30, 2003 is down from the 67.5% ratio one year earlier.  The decrease in the loan to deposit ratio is a reflection of the decline in loans coupled with an increase in deposits.  There is ample internal liquidity to fund increases in this ratio through liquidation of Mid-State’s investment portfolio which is categorized as available for sale.

Investment Securities and Fed Funds Sold.  Of the $767.7 million portfolio at September 30, 2003, 11% is invested in overnight fed funds sold, 9% is invested in U.S. Treasury securities, 33% is invested in U.S. Government agency obligations, 46% is invested in securities issued by states and political subdivisions and 1% is invested in mortgage-backed and other securities.  The mix of the portfolio is little changed from one year earlier when 50% of the portfolio was invested in securities issued by states and political sub-divisions and 46% was invested in Treasury and Agency securities.  Sixty-nine percent of all investment securities and fed funds sold combined mature within five years.  Approximately 21% of the total portfolio matures in less than one year.  The Bank’s investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 17 years.  The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

Capital Resources.   The Company has continued its stock repurchase program, repurchasing a total of 207,541 and 625,830 shares, respectively, for the three month and nine month periods ending September 30, 2003.  In the comparable 2002 period, the Company repurchased 215,120 shares in the third quarter and 315,058 for the 9 month period.  The average price paid per share under this program was $20.95 and $18.93 for the three month and 9 month periods in 2003, respectively.  For 2002, the average price paid was $17.38 in the third quarter and $17.67 for the 9 months year to date.  Management estimates that the effect of the stock repurchase program in 2003 has been to increase earnings per share by approximately one cent per share in the third quarter compared to what it would have been had no program been in place this year.  The Company has the ability to repurchase an additional 175,048 shares under its current stock repurchase program authorization.  In other matters concerning capital, the dividend declared during the third quarter of 2003 was increased to $0.13 per share up from $0.10 per share one year earlier.

Total stockholders’ equity increased from $251.9 million at September 30, 2002 to $260.8 million at September 30, 2003.  Changes in stockholders’ equity over this 12 month period includes activity outlined in the following table (dollars in 000’s):

	Common Stock & Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Ending Equity at Sept. 30, 2002	$80,098	$157,200	$14,612	$251,910
Net Income 3 Mos 2002 (Oct. - Dec.)		8,715		8,715

Common Stock Repurchased 3 Mos. 2002 (Oct. - Dec.)	(2,820)			(2,820)

Stock Options Exercised - 3 Mos. 2002 (Oct. - Dec.)	310			310

Regular Dividends 3 Mos. 2002 (Oct. - Dec.)		(2,606)		(2,606)

Chg. Accumulated Other Comprehensive Income (FAS 115)			(1,374)	(1,374)

Ending Equity at December 31, 2002	77,588	163,309	13,238	254,135
Net Income 9 Mos. Y-T-D 2003		24,778		24,778

Common Stock Repurchased 9 Mos. Y-T-D 2003	(11,850)			(11,850)

Stock Options Exercised 9 Mos Y-T-D 2003	1,686			1,686

Regular Dividends 9 Mos. 2003		(8,639)		(8,639)

Chg. Accumulated Other Comprehensive Income (FAS 115)			711	711

Ending Equity at Sept. 30, 2003	$67,424	$179,448	$13,949	$260,821

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

The Bank has adequate liquidity at the present time.  The loan to deposit ratio at September 30, 2003 was 60.8% versus 67.5% one year earlier.  The decrease in the loan to deposit ratio is a reflection of the decline in loans coupled with an increase in deposits.  The Bank normally strives for a loan to deposit ratio in the 65% to 75% range.  The Bank’s internally calculated liquidity ratio stands at 44.3% at September 30, 2003, which is above its minimum policy of 15% and above the 40.6% level of September 30, 2002.  Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

Off Balance Sheet Transactions.  The Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $30.7 million at September 30, 2003, down from $35.7 million one year earlier.  Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $478.1 million, which was down from the $556.5 million outstanding one year earlier.

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

Important Factors Relating to Forward-Looking Statements.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements.  All of the statements contained in this Quarterly Report on Form 10-Q, including those in Items 2 and 3, which are not identified as historical should be considered forward-looking.  In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements.  Such factors include, but are not limited to, the real estate market, the availability of loans at acceptable prices, the general level of economic activity both locally and nationally, interest rates, the actions by the Company’s regulatory agencies, actions by competitors of the Company, the ability of the company to assimilate Ojai Valley Bank into its operation and other factors referenced in the Company’s 10-K report for December 31, 2002 on file with the Securities and Exchange Commission, included in “Item 1. BUSINESS – Factors That May Affect Future Results of Operations.”  Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower.  The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements.  Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein.  The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved.  In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

The Bank expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges.  A recent review as of August 31, 2003 of the potential changes in the Bank’s net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +4.7% and —10.0% of the base case (rates unchanged) of $96.0 million.  The Bank’s policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months.  Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Bank’s net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant (Prime down to 2.00% over 7 months)	-10.0%

Rates Down Significant (Prime down to 3.00% over 8 months)	- 4.3%

Rates Down Modestly (Prime down to 3.25% over 8 months)	- 2.5%

Base Case - Rates Unchanged (Prime unchanged at 4.00% over 12 months)	—

Rates Up Modestly (Prime up to 5.00% over 12 months)	+ 1.5%

Rates Up Aggressive (Prime up to 6.00% over 12 months)	+ 1.6%

Rates Up Very Aggressive (Prime up to 7.00% over 11 months)	+ 4.7%

Net interest income under the above scenarios is influenced by the characteristics of the Bank’s assets and liabilities.  In the case of N.O.W., savings and money market deposits (total $965.8 million) interest is based on rates set at the discretion of management ranging from 0.05% to 0.75%.  In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments.  In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

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

In the third quarter of 2003, the net interest margin fell further to 5.14%.  This is a result of both the lower level of interest rates and the change in mix of earning assets (the Bank now has a smaller portion in loans vis-à-vis investment securities compared to 2000 when the margin was at its widest level).  The net interest margin under the forecasted alternative scenarios ranges from 4.44% to 5.17%.  Management feels this range of scenarios, while lower than historical standards, is consistent with current experience and interest rate levels, but no assurances can be given that actual future experience will fall within this range.

The Bank’s exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil.  The Bank does not own any instruments within these markets.

Item 4 – Controls and Procedures

As of the end of the period covered by this report, Management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report.  The evaluation was based in part upon reports and affidavits provided by a number of executives.  Based upon, and as of the date of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms.

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In designing and evaluating disclosure controls and procedures, the Company’s Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Mid-State is not a party to any material legal proceeding.

Item 2 - Changes in Securities and Use of Proceeds

There were no material changes in securities and uses of proceeds during the period covered by this report.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

A)           Exhibits

Exhibit No.	Exhibit

31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32	Section 1350 Certifications

B)            Reports on Form 8-K

On July 2, 2003, the Company filed a report under Item 5 of Form 8-K.  That report disclosed that on June 30, 2003, the Company entered into an Agreement to Merge and Plan of Reorganization with Ojai Valley Bank pursuant to which Ojai will merge with and into Mid-State Bank & Trust.  A full copy of the Agreement to Merge and Plan of Reorganization and the June 30 Press Release was attached thereto and made a part thereof.

On September 24, 2003, the Company filed a report under Item 5 of Form 8-K.  That report disclosed that on September 17, 2003, at its regular meeting of the Board of Directors of Mid-State Bancshares, the Board declared a thirteen cents per share quarterly cash dividend for all shareholders of record on September 30, 2003, payable on October 15, 2003.  A full copy of the Press Release dated September 19, 2003 was attached thereto and made a part thereof.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid-State Bancshares
(registrant)

Date: November 10, 2003	By:	/s/ JAMES W. LOKEY
JAMES W. LOKEY
President Chief Executive Officer

Date: November 10, 2003	By:	/s/ JAMES G. STATHOS
JAMES G. STATHOS
Executive Vice President Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Cerfitication
32	Section 1350 Certification