Form 10-K
period 2003-12-31
MID-STATE BANCSHARES
filed 2004-03-15
CIK 1027324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20529

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period N/A to N/A

Commission file number 000-23925

MID-STATE BANCSHARES
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0442667 (I.R.S. Employer Identification No.)
1026 Grand Ave. Arroyo Grande, CA (Address of principal executive offices)	93420 (Zip Code)
(805) 473-7700 Registrant's telephone number, including area code
None Securities registered pursuant to Section 12(b) of the Act
Securities registered pursuant to Section 12(g) of the Act Common Stock (no par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports) Yes ☒    No ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 4, 2004 was $555,636,620.

The number of shares of common stock of the registrant outstanding as of March 4, 2004 was 23,574,626.

The following documents are incorporated by reference herein: Part III, Items 10 through 14 are incorporated from Registrant's definitive proxy statement for the 2004 Annual Meeting of Shareholders.

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

        Mid-State Bank & Trust was incorporated under the laws of the State of California and commenced operations on June 12, 1961 as a California state chartered bank. The Bank's accounts are insured by the Federal Deposit Insurance Corporation (FDIC), but it is not a member of the Federal Reserve System. At December 31, 2003 the Company had total assets of $2.2 billion, total deposits of $1.9 billion and total shareholders' equity of $273 million.

        The Bank operates 41 full service retail-banking offices along the central coast of California in Santa Barbara, San Luis Obispo and Ventura counties. The Bank's headquarters is located in Arroyo Grande and it also serves the communities of Paso Robles, Cambria, Templeton, Atascadero, Cayucos, Morro Bay, Los Osos, San Luis Obispo, Pismo Beach, Grover Beach, Guadalupe, Nipomo, Santa Maria, Orcutt, Lompoc, Vandenberg Village, Buellton, Santa Ynez, Solvang, Goleta, Oxnard, Camarillo, Ojai, Oak View, Ventura and Santa Barbara. The headquarters' mailing address is 1026 Grand Ave., Arroyo Grande, CA 93420, Telephone: (805) 473-7700. The Bank can also be reached through its internet address at www.midstatebank.com.

        The Bank is a full-service community bank offering a broad range of banking products and services, including accepting time and demand deposits, originating loans and leases, providing trust services, and making other investments. The Bank originates several types of loans, including secured and unsecured commercial and consumer loans, residential real estate mortgage loans, and residential construction loans. The Bank's loans are both short-term and intermediate term in length and consist of both fixed and adjustable rate contracts. Special services and requests beyond the lending limits of the Bank are arranged through correspondent banks.

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

Bank Subsidiaries

        The Bank operates two wholly owned subsidiaries—Mid Coast Land Company and MSB Properties. Mid Coast Land Company was founded in 1984 pursuant to section 751.3 of the Financial Code of the State of California. Section 751.3 provided that State chartered banks were authorized to invest in a corporation that engaged in real estate activities. Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA) which became law in December 1991, the Bank, through Mid Coast Land Company, was required to divest itself of its real estate development activities. That process was completed in January 2003. The holdings and results of operations of Mid Coast Land Company are included within the consolidated financial statements of the Company. On a stand-alone basis, Mid Coast Land Company had after-tax earnings of $322 thousand in 2003, a loss of $72 thousand in 2002 and net income of $315 thousand in 2001. For further information concerning Mid Coast Land Company, see the Subsidiary Activity section of the Management's Discussion and Analysis section included in Item 7. of this Report.

        MSB Properties was incorporated under the laws of the State of California in May of 1968, allowing for the ownership of property which may be reasonably necessary for the expansion of the Bank's business, or which is otherwise reasonably related to the conduct of the Bank's business, pursuant to Section 752 of the Financial Code of the State of California.

        The holdings and results of operations of MSB Properties are included within the consolidated financial statements of the Company. On a stand-alone basis, MSB Properties had earnings of $1.4 million, $1.3 million, and $1.7 million in 2003, 2002, and 2001, respectively. For further information concerning MSB Properties, see the Subsidiary Activity portions of the Management's Discussion and Analysis section included in Item 7. of this Report.

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

Acquisition of Ojai Valley Bank

        On October 31, 2003, Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust acquired 100 percent of the outstanding common stock of Ojai Valley Bank. The results of Ojai Valley Bank's operations have been included in the consolidated financial statements since that date.

Ojai Valley Bank was a community bank serving the communities of Ojai and Oak View in Ventura County. The merger gives Mid-State Bank & Trust two new offices in Ventura County.

        The aggregate purchase price was $25.0 million, including $11.8 million in cash paid to Ojai Valley Bank shareholders, $11.8 million in Mid-State Bancshares' common stock issued and $1.3 million for other merger related expenses. The value of the 498,153 shares issued was determined based on the average closing market price of Mid-State Bancshares' common stock over the twenty consecutive trading days that Mid-State Bancshares' stock traded ending October 24, 2003. The average price of Mid-State Bancshares' stock over that period was $23.78. The merger was accounted for utilizing the purchase method of accounting.

Trust Department

        Mid-State Bank & Trust formally opened its new Trust Department on January 2, 2001, to provide trust, investment management and estate settlement services in San Luis Obispo, Santa Barbara, and Ventura Counties. As of year-end, the Department had approximately $113 million of assets under management. These funds are not included in the assets of the Company in its Consolidated Statements of Financial Position. The Trust Department offers a variety of financial and trust-related services including: trustee or successor trustee for trust accounts, estate settlement services, guardianships and conservatorships for minors and adults who are no longer able to manage their own affairs. In addition, the Trust Department offers investment management services for those who no longer wish to handle the management of their investment portfolios, or who have inherited investments from a family member and need investment management. The department also provides custody services for customers' financial assets. Its main office is located in the Bank's San Luis Obispo branch at 75 Santa Rosa Street.

Leasing Department

        In June of 2001, Mid-State Bank & Trust opened a new leasing department to serve business customers in Ventura, Santa Barbara, and San Luis Obispo Counties. As of year-end, the department has approximately $11.1 million gross leasing receivables under management and with its very low overhead operation is profitable. There is minimal staffing and support required for the department. The Bank leases business equipment for construction, agriculture, marine, industrial and manufacturing, transportation, medical, and warehouse uses. The Bank also leases office equipment and medium and heavy duty class trucks. Mid-State Bank & Trust offers a number of lease structures with varying tax and accounting advantages to fit most business' needs.

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

Deposit and Liability Management

        Deposits represent the Bank's primary source of funds. As of December 31, 2003 the Bank had approximately 37,277 non interest bearing demand deposit accounts representing $487.6 million, or an average of $13,081 per account. The Bank also had approximately 114,329 NOW, Money Market and Savings accounts amounting to $1,024.2 million, or about $8,958 average per account. There were 17,307 time certificates of deposit outstanding at December 31, 2003, representing $400.6 million with an average deposit balance of approximately $23,147. Of the total time certificates of deposit, only $155.5 million represented holders who carried an amount on deposit of $100,000 or more, approximately 39% of the total.

        The Bank is not dependent on a single or a few customers for its deposits. Most deposits are obtained from individuals and small-to-medium sized businesses. This results in the relatively small average balances noted above and allows the Bank to be less subject to the adverse effects of the loss of a large depositor. As of December 31, 2003, no individual, corporate, or public depositor accounted for more than 2% of the Bank's total deposits.

        Liquidity is the Bank's ability to meet fluctuations in deposit levels and to provide for the credit needs of its customers. The objective in liquidity management is to maintain a balance between the sources and uses of funds. Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits. The Bank holds overnight Fed Funds Sold as a cushion for temporary liquidity needs. For 2003, Fed Funds Sold averaged $84.4 million representing 4.1% of average assets. In addition, the Bank maintains Federal Funds lines of credit totaling $70 million with major correspondents, subject to customary terms for such arrangements.

        The Bank's internally calculated liquidity ratio, which measures the percentage of total liabilities (excluding equity) which are used to fund cash, cash equivalents and non-pledged marketable securities, was 45.2%—in excess of the Bank's policy minimum of 15%.

Loans

        The Bank's loan-to-deposit ratio stood at approximately 59.6% at year-end 2003. It is the Bank's goal to maintain its loan-to-deposit ratio in the 65% to 75% range while maintaining credit quality. The Bank's growth in deposits coupled with reduced loan demand in the last few years has caused this ratio to decline below the desired range.

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

        As of December 31, 2003, the Bank's allowance for loan losses stood at $16.1 million. Additionally, the Bank has an allowance for losses on unfunded commitments totaling $1.9 million. Collectively, these allowances for losses represent 146% of non-performing loans (non-accrual loans plus loans 90 days or more past due). Outside factors, not within the Bank's control, such as adverse changes in the economy, can affect the adequacy of the allowances and there can be no assurance that in any given period, the Bank might not suffer losses which are substantial in relation to the size of the allowances. During 2003, the Bank experienced charge-offs, net of recoveries, of $0.7 million, or 0.06% of average loans.

Underwriting and Credit Administration

        The lending activities of Mid-State Bank & Trust are guided by the lending policies established by the Bank's Board of Directors. The credit policy is managed through periodic reviews and approved annually by the Board.

        Each loan must meet minimum underwriting criteria established in the Bank's lending policy. Lending authority is granted to officers of the Bank on a limited basis, dependent upon individual knowledge and experience. Loan requests exceeding individual limits are submitted to the Board Loan Committee, which consists of the President, Chief Credit Officer and three non-management directors. The Board Loan Committee meets on a regular basis in order to provide timely responses to the Bank's clients.

        Mid-State Bank & Trust's credit administration function includes an internal review and the regular use of an outside loan review firm.

Loan Portfolio

        At December 31, 2003, Mid-State Bank & Trust's gross loan portfolio totaled $1.2 billion. The portfolio is distributed as follows:

Construction and Land Development	20.8%
Real Estate—Farmland	2.1%
Real Estate—Residential	7.4%
Real Estate—Non Farm, Non Residential	39.6%
Home Equity Credit Lines	7.8%
Cash Reserve	0.6%
Installment	2.2%
Agricultural Production	2.9%
Commercial, Other	16.6%

100.0%

        The interest rates charged for the loans made by the Bank vary with the degree of risk, size and maturity of the loans. Rates are generally affected by competition, the client's deposit relationship with the Bank, and the Bank's cost of funds.

        Commercial Loans.    The Bank provides financial services to diverse commercial and professional businesses in the marketplace. Commercial loans consist primarily of short term loans (normally with a maturity of under one year) for working capital and business expansion. Commercial loans typically include revolving lines of credit collateralized by inventory, loans secured by accounts receivable and equipment loans. Emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment, and in some instances, third-party guarantees or highly liquid collateral (such as time deposits and investment securities). Commercial loan pricing is generally at a rate tied to the prime rate (as quoted in the Wall Street Journal) or the Bank's reference rates. Certain equipment loans may be made at fixed rates for short to medium terms.

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

        The Bank was designated as a preferred lender by the SBA, allowing it to process these loans more quickly. Under the SBA's Preferred Lending Program, the SBA delegates a substantial degree of lending authority to participating lenders, such as the Bank.

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

        Residential real estate construction loans are typically secured by first deeds of trust. The economic viability of the project and the borrower's credit-worthiness are primary considerations in the loan underwriting decision. The Bank utilizes approved independent local appraisers as well as in-house staff, and loan-to-value ratios that generally do not exceed 80% of the appraised value of the property. The Bank monitors projects during the construction phase through regular construction inspections and a disbursement program tied to the percentage of completion of each project.

        The Bank also occasionally makes land loans to individuals who intend to construct a single-family residence on the lot, generally within 24 months. In addition, the Bank makes commercial real estate construction loans to high-net-worth clients with adequate liquidity for construction of office and warehouse properties. Such loans are typically secured by first deeds of trust.

        Commercial Real Estate Term Loans and Loans Secured by Farmland.    The Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings or farmland where the properties are either used by the owner for business purposes (owner-user properties) or have income derived from tenants (investment properties). As a general rule, the Bank's loan policies require the principal balance of the loan to be no more than 70% of the stabilized appraised value of the underlying real estate collateral. The loans, which are typically secured by first deeds of trust only, generally have terms of no more than ten years and are amortized over 25 to 30 years. Some of these loans have rates tied to Wall Street Journal prime rate that adjust whenever the prime rate changes. The remaining loans adjust every three or five years depending upon the index to which the loan is tied.

        Home Equity Credit Lines.    The Bank provides lines of credit secured by a first or second deed of trust on the borrower's residential real property. The loans have a 15 year draw period followed by a 15 year amortization of the outstanding principle balance. The loans have an interest rate that adjusts monthly with the Wall Street Journal published prime rate. The total combined percentage of the of the Home Equity Credit Line and first mortgage is dependent on several factors such as credit score, income ratios, stability of employment etc, and can go as high as 100%.

        Consumer and Other Loans.    The Bank's consumer and other loan portfolio is divided between installment loans secured by automobiles, other consumer purposes and revolving, unsecured consumer debt such as reserve lines of credit. Installment loans tend to be fixed rate and longer-term (one-to-five-year maturity). The Bank's portfolio of revolving credit plans, issued as an additional service to its clients, is minimal at just 0.6% of total loans. Additionally the Bank originates single family residential real estate loans for its loan portfolio. These consist of adjustable rate loans with a short fixed rate period of 3, 5 or 7 years, then adjusted annually using an index of the 1 year treasury constant maturity or 1 year LIBOR. These loans are originated using FNMA/FHMLC underwriting guidelines. Although the loans are held for investment, they are eligible for sale in the secondary market.

Investment Securities

        The Bank maintains a portfolio of investment securities to provide income and to serve as a secondary source of liquidity for its operations in conjunction with Federal Funds Sold (see Deposit and Liability Management above). The Bank's investment policy provides for the purchase of United States Treasury Securities, United States Government Agency Securities, Mortgage Backed Securities, Obligations of State and Political Subdivisions, and Other Securities as permitted by Federal and State regulation. As of December 31, 2003, the aggregate carrying value of the Investment Portfolio was $774.7 million. Of this total, $83.6 million was invested in U.S. Treasury Securities, $291.1 million in U.S. Government Agencies, $7.7 million in Mortgage Backed Securities, $377.5 million in Obligations of State and Political Subdivisions and $14.8 million in Other Securities. The types of securities held are influenced by several factors, which include: rate of return, maturity, and risk. Generally, the Bank endeavors to stagger the maturities of its securities so that it has regular maturities for liquidity purposes.

        Acceptable securities may be pledged to secure public deposits from State and Public Agencies. As of December 31, 2003, the Bank had public funds totaling approximately $50.7 million. The Bank has made available $102.8 million of securities to securitize these funds. Excess collateral can be released as needed.

Economic Climate

        The economy in the Bank's trade area is based upon agriculture, oil, tourism, light industry, government services, aerospace industries and retail trade. Services supporting those involved in these industries have also developed in the areas of medical, financial and educational services. Population in the Tri-county area, according to the California Department of Finance, is estimated at January 2003 to be 1,457,900. Ventura County represents about 54% of this total with Santa Barbara and San Luis Obispo Counties accounting for 28% and 18% respectively. Certain economic activities are unique to the area such as the space launching facilities at Vandenberg Air Force Base and the production of seeds for various flowers grown worldwide. While major oil companies have elected to do business elsewhere (due to very stringent county business regulations), smaller production companies have moved in to continue the oil industry in the area. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches make large contributions to the local economy. Access to numerous recreational activities, including both mountains and beaches, provide a fairly stable tourist industry from larger metropolitan areas such as the Los Angeles/Orange County basin and the San Francisco Bay area. Real estate values throughout the Tri-counties have steadily increased in recent years, having continued to increase in value even through the economic slow-down experienced in recent years. With the diversity of the various types of industries in the Bank's service area, the Central Coast, while not immune from economic fluctuations, has historically tended to enjoy a more stable level of economic activity than many other areas of California. The recent San Simeon Earthquake is not expected to have a material impact on the economy of the Company's service area.

Competition

        The banking business in California generally, and in the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as international banking which is not offered directly by the Bank, but which can be offered indirectly by the Bank through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual customer are based upon a percentage of a bank's total capital accounts.) The Bank's secured and unsecured lending limits at December 31, 2003, were approximately $54.3 million and $32.6 million, respectively. These levels are up from $53.9 million and $32.4 million, respectively, at December 31, 2002.

        Within the Bank's trade area, there are few companies that would require more funds than the Bank can legally lend. Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities, also provide competition for the Bank in the acquisition of deposits. Banks also compete with money market funds and other providers of money market instruments.

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

        The financial services industry is undergoing rapid technological changes involving frequent introductions of new technology-driven products and services that have further increased competition. There can also be no assurance that these technological improvements, if made, will increase the Bank's operational efficiency or that the Bank will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

        The trend toward consolidation of banking assets exhibited over the past few years in California continued in 2003. Statewide, through November 2003, 21 banks were merged out of existence or liquidated during the year and 14 new banks commenced operation.

Stock Repurchase Program

        The Board of Directors authorized a stock repurchase program for up to five percent (5%) of the Company's outstanding shares in March of 2000, and upon completing that initial program, authorized the repurchase of up to an additional five percent of the outstanding shares in May 2002. The buyback reduces the number of outstanding shares resulting in an improvement to the Company's earnings per share and to its return on equity. These repurchases are being made from time to time by the Company in the open market or privately negotiated transactions in compliance with the Securities and Exchange Commission (SEC) rules. The total number of shares repurchased was 800,006, 477,264, and 454,126 in 2003, 2002 and 2001, respectively. The average price paid per share in 2003, 2002, and 2001 was $20.27, $17.57, and $16.55, respectively. As of December 31, 2002, the Company could repurchase up to an additional 872 shares under the May 2002 authorization. The May 2002 authorization does not have an expiration date. At its regular Board meeting of January 21, 2004, the Board authorized the purchase of up to 1,178,352 additional shares. The January 2004 authorization does not have an expiration date.

Employees

        At December 31, 2003, the Bank had a total of 847 employees. A number of these employees are part-time however. On a full-time equivalent basis, employees represent 778 positions. The Bank believes that its employee relations are positive.

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

        The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open- market operations in United States Government securities which effect short term rates such as the Fed Funds rate, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact on the Bank of any future changes in monetary policies cannot be predicted.

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

        The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be acceptable.

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

        The Company's Common Stock is registered under the Securities Exchange Act of 1934, as amended, and files reports and proxy statements pursuant to such Act with the Securities and Exchange Commission (SEC). As such, we are subject to the information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Exchange Act.

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

        In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

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

        In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include:

  •
  the imposition of a conservator or the issuance of a cease-and-desist order that can be judicially enforced;

  •
  the termination of insurance of deposits (in the case of a depository institution);

  •
  the imposition of civil money penalties;

  •
  the issuance of directives to increase capital;

  •
  the issuance of formal and informal agreements;

  •
  the issuance of removal and prohibition orders against institution-affiliated parties; and

  •
  the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

        Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Safety and Soundness Standards

        The FDICIA imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

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

        All FDIC insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the first half of 2004 at approximately 1.54 cents for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

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

        Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLA"). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

        Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

        IMLA became effective July 23, 2002. The Bank augmented its systems and procedures to comply with IMLA.

Transactions between Affiliates

        Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board issued Regulation W on October 31, 2002, which comprehensively implements sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates. Regulation W unifies in one public document the Federal Reserve Board's interpretations of sections 23A and 23B. Regulation W had an effective date of April 1, 2003.

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

Privacy

        Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

  •
  initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

  •
  annual notices of their privacy policies to current customers; and

  •
  a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

        These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We have implemented our privacy policies in accordance with the law.

        In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are more restrictive than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates.

Community Reinvestment Act

        The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

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

  Federal Home Loan Bank System

        The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank would be required to own capital stock in an FHLB in an FHLB in an amount equal to the greater of:

  •
  1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

  •
  5% of its FHLB advances or borrowings.

        A new capital plan of the FHLB of San Francisco was approved by the Federal Housing Finance Board and will be implemented on April 1, 2004. The new capital plan incorporates a single class of stock with a par value of $100 share, and may be issued, exchanged, redeemed, and repurchased only at par value. Each member must own stock in an amount equal to the greater of:

  •
  a membership stock requirement with an initial cap of $25 million (1.00% of "membership asset value" as defined), or

  •
  an activity based stock requirement (based on percentage of outstanding advances).

        The new capital stock is redeemable with five years' written notice, subject to certain conditions.

        We do not believe that the initial implementation of the FHLB of San Francisco's new capital plan as approved will have a material impact upon our financial condition, cash flows, or results of operations. However, the Bank could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB of San Francisco.

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

Off Balance Sheet and Other Related Party Transactions

        As noted in Footnote 12 to the financial statements, the Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $31.0 million at December 31, 2003, down from $39.4 million one year earlier. Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $523.4 million, which was up from the $436.7 million outstanding one year earlier.

        There are no Special Purpose Entity ("SPE") trusts, corporations, or other legal entities established by the Company which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments.

        As noted in Footnote 5 to the financial statements, the Company does make loans to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms. These loans totaled $1.2 million at the end of 2003, virtually unchanged from the level one year earlier. While loans to insiders and related parties are generally prohibited under SOA, as a bank, Mid-State is exempt from this rule.

Factors That May Affect Future Results of Operations

        Dependence on Real Estate.    A significant portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2003, real estate served as the principal source of collateral with respect to approximately 77.7% percent of the Company's loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition. The impact of the San Simeon earthquake did not have a significant adverse impact on the Bank's premises or on the value of the collateral supporting the Company's real estate loan portfolio.

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

  •
  Ability to increase loan growth;

  •
  Ability to find acquisition targets at valuation levels we find attractive;

  •
  Ability to effectively integrate the acquired institution into the Company;

  •
  Regulatory and other impediments associated with making acquisitions;

  •
  Deterioration in general economic conditions, especially in the Company's core markets;

  •
  Decreases in the Company's net interest margin;

  •
  Increases in competition;

  •
  Adverse regulatory or legislative developments; and

  •
  Unexpected increase in costs related to acquisitions.

        Interest Rate Changes.    The earnings of the Company and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Bank's current volume and mix of interest-bearing liabilities and interest-earning assets, the Bank's interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. The Federal Reserve Board's decrease in rates during 2001, 2002 and 2003 substantially impacted the Bank's interest rate spread, as its spread for 2003 declined to 5.54% (taxable equivalent) from 5.74% (taxable equivalent) in 2002 and from 6.36% (taxable equivalent) in 2001. Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on its business, financial condition and results of operations.

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

        In response to several well-publicized corporate and auditing scandals, the President signed the Sarbanes-Oxley Act into law. This act calls for increased federal regulation of the accounting profession and imposes new requirements upon boards of directors, audit committees and executive officers of public companies. These requirements will likely increase the accounting and legal costs of the Company. As a public company whose securities are listed on the Nasdaq national market, the Company will be subject to all of these provisions of the Act and implementing regulations as well as additional corporate governance standards which Nasdaq has proposed for adoption. The Company expects several additions to staff and a resulting increase in costs to comply with the various provisions of these requirements.

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

        War on Terrorism.    The terrorist attacks of September 11, 2001, the ensuing worldwide war on terrorism and the actions in Afghanistan and Iraq, may lead to unexpected shifts in cash flows, deposit levels, and general economic activity. U.S. banking agencies have warned of the possible impact of such events on the capital ratios of banks.

        Company Cash Flow.    As a holding company, all of the Company's cash flow typically comes from dividends from the Bank. Various statutory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval.

        Small Business Administration (SBA) Lending.    SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on the Company's business.

        Environmental Liabilities.    In the course of our business the Bank may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. It may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, the Bank may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If the Bank ever becomes subject to significant environmental liabilities, its business, financial condition, liquidity and results of operations could be materially and adversely affected.

Where You Can Find More Information.

        Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees' Stock Purchase and Savings Plans), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information, such as certain corporate governance documents including the Company's and Bank's audit committee charter, compensation committee charter, nominating/corporate governance committee charter, corporate governance guidelines, and corporate code of conduct (which includes the code of ethics required by the SEC and applicable to senior executive officers of the Company and Bank), is available free of charge on the Company's website: www.midstatebank.com. The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Company's website is incorporated into this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

        The Company's principal office is located at 1026 Grand Avenue, Arroyo Grande, California. As of December 31, 2003, the Bank owned 23 of its branch offices, 4 non-banking support offices and leased 18 other Bank locations (covered by 20 leases). The Company believes its present facilities are adequate for its present needs.

Owned by Bank or Subsidiary:	Location of Offices	Encumbrance
Arroyo Grande*	991 Bennett Avenue	NONE
Arroyo Grande	1026 Grand Avenue	NONE
Arroyo Grande*	550 Camino Mercado	NONE
Arroyo Grande*	398 Sunrise Terrace	NONE
Atascadero	6950 El Camino Real	$31,392.26
Buellton	West Highway 246 & Central	NONE
Cambria	1070 Main Street	NONE
Goleta Valley	5956 Calle Real	NONE
Grover Beach	899 Grand Avenue	NONE
Grover Beach*	140 North Second Street	NONE
Guadalupe	905 Guadalupe Street	NONE
Lompoc	828 North "H" Street	NONE
Los Osos	1001 Los Osos Valley Road	NONE
Morro Bay	251 Harbor Street	NONE
Nipomo	615 West Tefft Street	NONE
Paso Robles	845 Spring Street	NONE
Pismo Beach	801 Price Street	NONE
San Luis Obispo	75 Santa Rosa	NONE
San Luis Obispo	2276 Broad Street	NONE
Santa Barbara	33 East Carrillo Street	NONE
Santa Barbara	2222 Bath Street	NONE
Santa Maria	720 North Broadway	NONE
Santa Maria	2739 Santa Maria Way	NONE
Santa Maria	1554 South Broadway	NONE
Santa Maria	519 E. Main Street	NONE
Templeton	1025 Las Tablas Road	NONE
Vandenberg Village	3745 Constellation Road	NONE

Leased by Bank or Subsidiary

Arroyo Grande West Branch In Store Office	1132 West Branch Street	$2,850.00 per month Expires February, 2005
Camarillo Camarillo Financial Center	470 Arneill Road	$6,559.72 per month Expires June, 2004
Cayucos	107 North Ocean Avenue	$1,640.00 per month Expires November, 2007
Goleta Valley Hollister Office	5340 Hollister Avenue	$4,824.00 per month Expires February, 2007
Ojai Oak View	410 Ventura Avenue	$2,124.27 per month Expires December, 2005
Ojai Ojai Valley	1207 Maricopa Highway	$6,997.00 per month Expires December, 2014
Orcutt	1110 East Clark Avenue	$11,240.00 per month Expires October, 2010
Oxnard Esplanade Financial Center	300 Esplanade Drive, Suite 101	$13,734.62 per month Expires September, 2012
Oxnard*	300 Esplanade Drive, Suite 110	$11,337.75 per month Expires August, 2012
Oxnard Downtown Oxnard Office	155 "A" Street	$5,743.26 per month Expires July, 2005
Oxnard Northside Plaza Office	121-125 Gonzales Boulevard	$6,412.20 per month Expires July, 2007
Paso Robles Creston Road Office	705 Golden Hill Road	$10,434.00 per month Expires October, 2012
Pismo Beach Oak Park Office	865 Oak Park Boulevard	$10,070.00 per month Expires March, 2008
Santa Barbara Milpas Office	914 Carpinteria Street	$9,978.49 per month Expires May, 2017
Santa Maria** North Broadway Office—Land	720 North Broadway	$2,368.00 per month Expires Dec, 2008
Santa Ynez	3600 Sagunto Street	$2,573.00 per month Expires May, 2012
Solvang	1600 Copenhagen Drive	$9,688.69 per month Expires April, 2008

Ventura Mills Road Financial Center	300 S. Mills Road	$17,306.94 per month Expires August, 2012
Ventura Downtown Ventura Office	304 E. Main Street	$9,879.00 per month Expires November, 2012
Ventura County Center Office	6401 E. Telephone Road	$11,261.60 per month Expires September, 2012

Former Bank Offices Leased by Bank—Which Are Sub-Leased

Nipomo Ground Lease	630 W. Tefft Street	$3,911.00 per month Expires February, 2015
*
The Bank's rental expense for 2003 was $1,573,000. See note 6 of the Company's financial statements included in Item 8 of this Report for certain additional information concerning the amount of the Bank's lease commitment. All offices listed are full service branch offices, except those with asterisks noted above. Asterisks represent non-banking support offices (e.g., Administration, Data Processing, Supplies Warehouse, Credit Services, et. al.)

**
Ground lease on property adjacent to a fully owned facility.

ITEM 3. LEGAL PROCEEDINGS

        The Company is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. The Company is not a party to any pending legal or administrative proceedings as of December 31, 2003 (other than ordinary routine litigation incidental to the Company's business) and no such proceedings are known to be contemplated.

        There are no material proceedings adverse to the Company to which any director, officer, affiliate of the Company, 5% shareholder of the Company, or any associate of any such director, officer, affiliate or 5% shareholder of the Company is a party, and none of the above persons has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

        The Company's Common Stock trades on the Nasdaq National Market under the symbol "MDST."

        The following table summarizes those trades of the Company's Common Stock on NASDAQ, setting forth the approximate high and low trade prices for each quarterly period ended since January 1, 2002. The closing price on December 31, 2003 was $25.44 compared to the close one year earlier of $16.42.

	Sales Prices
Quarter Ended 2003
	Low	High
March 31	$16.20	$17.85
June 30	$16.62	$20.49
September 30	$19.15	$23.40
December 31	$22.45	$26.99
	Sales Prices
Quarter Ended 2002
	Low	High
March 31	$15.66	$17.83
June 30	$16.83	$21.05
September 30	$16.26	$20.06
December 31	$15.50	$18.25

Equity Plan Compensation Information

        The following table summarizes information as of December 31, 2003 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities To be issued upon Exercise of Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation Plans approved by Stockholders	1,900,267	$15.65	584,941
Equity compensation Plans not approved by Stockholders	-None-	N/A	N/A

Total	1,900,267	$15.65	584,941

Holders

        As of December 31, 2003, there were approximately 3,900 holders of record of the Company's Common Stock. There are no other classes of common equity outstanding.

Dividends

        The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 2002 by the Company to its shareholders.

Payable Date	Dividend
January 16, 2002	$0.10 per share
April 15, 2002	$0.10 per share
July 15, 2002	$0.10 per share
October 15, 2002	$0.10 per share
January 15, 2003	$0.11 per share
April 15, 2003	$0.11 per share
July 15, 2003	$0.13 per share
October 15, 2003	$0.13 per share
January 15, 2004	$0.13 per share

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

Transfer Agent

        Mellon Investor Services, LLC serves as the Company's transfer agent. Shareholder inquiries regarding holdings of Mid-State Bancshares Common Stock can be directed to:

Mellon Investor Services, LLC
P. O. Box 3315
South Hackensack, NJ 07606-1915

Or

85 Challenger Road
Ridgefield Park, NJ 07660

By Phone:
1-(888)-540-9878 (U.S. & Canada)
1-(201)-329-8660 (Outside U.S.)

        Alternatively, Mellon Investor Services, LLC can be contacted via the Internet at www.melloninvestor.com.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Data—Mid-State Bancshares

(In thousands—except per share data)	2003	2002	2001	2000	1999
Year Ended December 31:
Interest Income (not taxable equivalent)	$105,240	$109,332	$114,002	$109,967	$99,627
Interest Expense	9,699	16,381	26,480	27,599	26,071

Net Interest Income	95,541	92,951	87,522	82,368	73,556
Provision for Loan Losses	(969)	600	4,100	700	50

Net Interest Income after provision for loan losses	96,510	92,351	83,422	81,668	73,506
Non-interest income	29,059	24,321	23,254	17,805	17,465
Non-interest expense—operating	74,691	70,925	64,444	57,982	54,558
Non-interest expense—merger related	—	—	300	—	2,930

Income before income taxes	50,878	45,747	41,932	41,491	33,483
Provision for income taxes	17,714	15,892	14,530	14,142	11,430

Net Income	$33,164	$29,855	$27,402	$27,349	$22,053

Per share: *
Net Income—basic	$1.41	$1.25	$1.22	$1.23	$0.98
Net Income—diluted	$1.40	$1.20	$1.18	$1.20	$0.97
Weighted avg. shares for Basic E.P.S. calculation	23,443	23,962	22,452	22,257	22,461
Weighted avg. shares for Diluted E.P.S. calculation	23,762	24,837	23,252	22,722	22,729
Cash dividends	$0.50	$0.41	$0.37	$0.34	$0.25
Book value at period-end	$11.56	$10.72	$9.74	$8.05	$7.10
Tangible book value at period-end	$9.15	$8.94	$7.96	$7.96	$7.02
Ending Shares	23,567	23,697	24,089	22,019	22,574
Period Averages:
Total Assets	$2,045,252	$1,892,137	$1,570,098	$1,389,625	$1,391,279
Total Tangible Assets	2,000,406	1,850,671	1,558,507	1,388,210	1,389,734
Total Loans & Leases	1,131,932	1,109,245	999,501	847,797	685,566
Total Earning Assets	1,857,241	1,718,280	1,444,631	1,279,119	1,269,656
Total Deposits	1,763,215	1,623,510	1,351,256	1,205,826	1,220,340
Common Equity	261,103	244,295	195,955	166,402	155,419
Common Tangible Equity	217,982	202,829	184,364	164,987	153,874
At December 31,
Cash and cash equivalents	$123,763	$128,036	$102,970	$88,988	$56,080
Investments and Fed Funds Sold	822,179	625,483	524,345	407,462	482,781
Loans held for sale	13,410	22,560	13,604	—	—
Loans, net of deferred fees, before allowance	1,154,932	1,087,551	1,136,099	919,967	768,814
Allowance for Loan & Lease Losses	(16,063)	(17,370)	(19,073)	(10,920)	(10,905)
Goodwill and Core Deposit Intangibles	56,947	40,949	42,021	1,347	1,477
Other assets	53,664	47,531	53,698	51,394	59,171

Total Assets	$2,208,832	$1,934,740	$1,853,664	$1,458,238	$1,357,418

Non-interest bearing deposits	$487,624	$390,212	$367,370	$275,624	$230,271
Interest bearing deposits	1,424,807	1,262,735	1,216,796	955,538	938,183
Other borrowings	7,627	10,973	17,714	30,240	15,357
Allowance for losses—unfunded commitments	1,941	1,771	1,586	2,360	2,200
Other liabilities	14,279	14,914	15,647	17,334	11,076
Shareholders' equity	272,554	254,135	234,551	177,142	160,331

Total Liabilities and Shareholders' equity	$2,208,832	$1,934,740	$1,853,664	$1,458,238	$1,357,418

*
All historical share information has been adjusted to reflect the two for one stock split which took place in February 2001.

(In thousands—except per share data)	2003	2002	2001	2000	1999
Asset Quality
Non-accrual loans	$12,312	$16,748	$2,986	$4,510	$1,520
Loans past due 90 days or more	—	—	690	222	4,199
Other real estate owned	3,428	—	—	—	—

Total non performing assets	$15,740	$16,748	$3,676	$4,732	$5,719

Financial Ratios
For the year:
Return on assets	1.62%	1.58%	1.75%	1.97%	1.59%
Return on tangible assets	1.66%	1.61%	1.76%	1.97%	1.59%
Return on equity	12.70%	12.22%	13.98%	16.44%	14.19%
Return on tangible equity	15.21%	14.79%	14.90%	16.62%	14.37%
Net interest margin (not taxable equivalent)	5.14%	5.41%	6.06%	6.44%	5.79%
Net interest margin (taxable equivalent)(2)	5.54%	5.74%	6.36%	6.75%	6.02%
Net loan losses to avg. loans	0.06%	0.19%	0.22%	0.06%	0.20%
Dividend Payout Ratio	35.3%	32.8%	30.3%	27.6%	25.3%
Efficiency ratio	59.9%	60.5%	58.4%	57.9%	63.2%
At December 31:
Equity to average assets (leverage ratio)	9.6%	10.6%	10.2%	12.3%	11.6%
Tier One capital to risk-adjusted assets	13.8%	14.7%	13.8%	15.5%	16.0%
Total capital to risk-adjusted assets	15.0%	16.0%	15.0%	16.7%	17.2%
Loan loss allowance to loans, gross(1)	1.6%	1.8%	1.8%	1.4%	1.7%
Non-accrual loans to total loans, gross	1.1%	1.5%	0.3%	0.5%	0.2%
Non performing assets to total assets	0.7%	0.9%	0.2%	0.3%	0.4%
Allowance for losses to non performing loans(1)	146%	114%	562%	281%	229%

(1)
Includes allowance for loan losses and allowance for losses—unfunded commitments
(2)
Taxable equivalent converts tax exempt income as if it were taxable

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Business of the Company

        The Company has as its single, wholly owned subsidiary, Mid-State Bank & Trust (the Bank). The Bank has two wholly owned subsidiaries—MSB Properties and Mid Coast Land Company (discussed above in Part I of this report and later in this Management's Discussion and Analysis). The Bank was founded in 1961 and operates a full service commercial banking business serving its customers on the Central Coast of California. Headquartered in Arroyo Grande, it operates 41 offices in communities throughout San Luis Obispo, Santa Barbara and Ventura Counties and serves over 101,000 households and businesses.

        The following discussion and analysis will provide insight and supplementary information into the accompanying consolidated financial statements of the Company. It also provides Management's assessment of the operating trends over the past few years and certain of their expectations for 2004.

Forward Looking Information

        Certain statements contained in this Management's Discussion and Analysis (MD&A), including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar impact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company's business, economic, political and global changes arising from the terrorist attacks of September 11, 2001 and the on-going conflict in Iraq, and other factors referenced in this report, including in "Item 1. Business-Factors that May Affect Future Results of Operations." The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

2003 RESULTS AND ACCOMPLISHMENTS

Financial Summary

        The Company, on a consolidated basis, reported net income of $33.2 million in 2003 and $29.9 million in 2002 after generating $27.4 million in 2001. The diluted Earnings Per Share (EPS) was $1.40 for 2003 compared to $1.20 in 2002 and $1.18 in 2001. Consolidated total assets at December 31, 2003 were $2.209 billion compared to $1.935 billion at December 31, 2002, up 14.2%. Total deposits also increased from $1.653 billion as of December 31, 2002 to $1.912 billion as of December 31, 2003. Shareholders' common equity stood at $272.6 million at year end up from its $254.1 million level one year earlier. Factors contributing to the increase in shareholders' common equity included; 1) the $33.2 million of net income generated for the year, 2) a $11.8 million increase due to shares issued in connection with the merger with Ojai Valley Bank, and 3) the $2.3 million received for the exercise of stock options. Partially offsetting these increases were; 1) $11.7 million in dividends paid out during 2003, 2) $16.2 million paid for the repurchase of common stock outstanding, and 3) a $1.0 million reduction in accumulated other comprehensive income.

        The table below illustrates net income by subsidiary unit.

Income (Loss) by subsidiary (000's)	2003	2002	2001
Bank only, pre-tax	$48,684	$44,292	$41,211
MSB Properties, pre-tax	2,376	2,142	844
Mid Coast Land Co., pre-tax	556	(153)	543
Parent only, pre-tax	(738)	(563)	(666)
Tax (expense)	(17,714)	(15,892)	(14,530)

Net Income—Mid-State Bancshares	$33,164	$29,855	$27,402

Executive Summary

        Management considers the following to be the most significant items affecting net income during 2003 compared to 2002.

  •
  The gain on sale of loans held for sale increased by $2.4 million owing to the low interest rate environment and the surge in refinance activity on single family residential mortgage loans. Management expects that the net gain on sale to be realized in 2004 will be lower than that achieved in 2003.

  •
  The Company took a benefit to provision for loan losses of $969 thousand in 2003 compared to a provision expense of $600 thousand in 2002 creating a positive pre-tax improvement to earnings of $1.6 million between the two years. The benefit taken to the provision for loan losses in 2003 reflected strong credit quality standards, consistent performance of the loan portfolio in recent years, improving trends in classified loans, improving trends in delinquencies and charge-offs, an improved outlook for the collection of the Company's non accrual loans, and an improved outlook for economic activity in general.

  •
  The impact of the lower interest rate environment in 2003 led to a decline in the Company's net interest margin to 5.54% (taxable equivalent) from 5.74% in 2002. This was offset by an increase in average earning assets of approximately $139 million, thereby allowing it to show a $2.6 million increase in net interest income from the prior year.

  •
  Various other non interest income and expense items showed variances which collectively reduced pre-tax income by $1.5 million. These are discussed in more detail in the Income Statement Analysis section below.

        Management considers the following to be the most significant items affecting net income during 2002 compared to 2001.

  •
  The impact of the lower interest rate environment in 2002 led to a decline in the Company's net interest margin to 5.74% (taxable equivalent) from 6.36% in 2001 which was offset by an increase in average earning assets of approximately $274 million, thereby allowing it to show a $5.4 million increase in net interest income from 2001 to 2002.

  •
  Because of concerns of a pending economic slowdown in 2001, the Company added to its loan loss allowance through a charge to provision for loan loss expense of $4.1 million. This provision was reduced in 2002 to just $600 thousand, thus contributing a $3.5 million improvement to earnings in 2002.

  •
  The Company recorded a non-recurring gain on sale of its credit card portfolio of $1.7 million in 2001.

  •
  Salaries and benefits during 2002 were $3.1 million above the 2001 levels reflecting especially the Company's merger with Americorp in September 2001 resulting in additional staff expense for 2001 involving 3 months of activity compared to 12 months in 2002.

  •
  Occupancy expense during 2002 was $1.6 million above the 2001 levels reflecting especially the Company's merger with Americorp in September 2001 resulting in additional occupancy expense for 2001 involving 3 months of activity compared to 12 months in 2002.

  •
  Various other non interest income and expense items showed variances which collectively increased pre-tax income by $1.3 million. These are discussed in more detail in the Income Statement Analysis section below.

        Management believes that the primary challenges and risks to the Company in 2004 are 1) the length of time that the continued low interest rate environment will last and the compression that environment is having on its net interest margin, 2) the ability of the economy to recover and enhance the Company's ability to grow its loan portfolio and the ability of the Company to develop and execute other means for increasing earning assets if the economy does not recover this year, 3) the ability of the Company to favorably resolve problem assets, and 4) the ability of the Company to contain salary and benefits costs . With these challenges and risks come opportunities. Management believes that some of the significant opportunities it has are 1) its ability to fund additional loans due to its liquidity at the present time, 2) its asset and liability maturity and rate structure are such that its net interest margin will improve in a rising rate environment, 3) its expanded presence in Ventura County will allow it to take advantage of the large and growing economic base in that part of the territory, and 4) as the Company is well capitalized and its stock price performed well, it is well positioned to continue to make strategic acquisitions in selected markets.

Other Events and Items of Note in 2003

        On June 30, 2003, the Company signed a definitive agreement ("the Agreement") to acquire Ojai Valley Bank (Ojai) through merger. The Agreement provided Ojai Valley Bank shareholders with an election to choose Mid-State Bancshares common stock, cash, or a combination of Mid-State Bancshares common stock and cash that was subject to potential adjustments. Adjustments were then made based on changes in the price of Mid-State Bancshares stock preceding the effective date of the transaction and the necessary pro ration of the stock selections made by Ojai shareholders. Half of the consideration provided was in the form of Mid-State Bancshares stock with the balance being in cash. The transaction closed on October 31, 2003 and is expected to be accretive to earnings in the year 2004. The total consideration was valued at approximately $23.7 million. The merger was structured to be tax-free for the stock portion of the consideration. It gave the Company two additional offices in Ventura County located in the communities of Ojai and Oak View. It added approximately $104.6 million in assets and $78.8 million in deposits to the Company's Consolidated Statement of Financial Position and enhances its position in the important Ventura County market place.

        Following the completion of the merger with Ojai, the Board of Directors appointed Mr. Alan Rains to a directorship with the Company and the Bank. Mr. Rains had served with Ojai as its Chairman of the Board since 1983 and had joined the Board in 1978. He also served as chairman of the loan committee and audit committee and is active in numerous civic organizations.

        Another significant accomplishment of the Company during 2003 was the successful implementation of a new check imaging system for its customers. The fronts and backs of the customers' original checks are scanned, creating a permanent digital document which is stored on optical disk, ready to be retrieved and printed at any time. Benefits to the customer include easier statement reconciliation, a ready-made filing system for statements and checks, easier income tax preparation, and enhanced research capabilities. The initial cost of implementing this system was approximately $1.3 million and has resulted in on-going savings to the Bank especially in the area of postage expense estimated at between $20 and $30 thousand per month. Additionally, the implementation of Check Imaging was an important step for the Bank to take in order to capture, archive and exchange images of checks to comply with the provisions of the new Check Truncation Act ("Check 21" as it has come to be known) which was passed by the federal legislature and signed into law by President Bush in October 2003.

        Along with the implementation of check imaging, the Company also invested $1.5 million in a new main-frame computer hardware configuration during 2003 to provide the necessary upgrade to its computing capacity. Its prior main-frame, installed in 1998 was fully depreciated in mid-year and was not projected to have sufficient capacity to handle the Bank's increasing requirements.

        Also during the year, the Bank undertook significant steps to improve its retail banking sales efforts. It developed an automated scorecard system for tracking on a monthly basis its various sales goals for deposit and loan products by office and by officer. The Bank also hired an experienced banking sales officer to manage the sales process. These actions will allow the Bank to track sales performance, more effectively reward high performance, and to motivate when performance is below expectations.

        The Company's stock repurchase program continued in 2003 with 800,006 shares repurchased, up from 477,264 and 454,126 shares repurchased in 2002 and 2001, respectively. The average price paid for the stock over this three year period was $20.27, $17.57 and $16.55, respectively. As of December 31, 2003, the Company had 872 shares remaining to repurchase on the original May 2002 authorization. At its regular Board meeting of January 21, 2004, the Board of Directors authorized the re-purchase of up to 1,178,352 additional shares.

        Other items to note include the remodeling of the Bank's offices on Santa Rosa Street in San Luis Obispo, on "A" Street in Oxnard and on Spring Street in Paso Robles. Construction of the Bank's new permanent facility in Cambria was completed towards the end of 2003 with the grand opening taking place on January 12, 2004.

EXTERNAL FACTORS IMPACTING THE BANK

Economic Conditions

        At the start of 2003, Management noted in last year's annual report that "While local conditions would appear to be relatively favorable in the near term, the effects of National and State conditions are likely to be negative. Management does not see a return of robust economic conditions until at least 2004 and that will be highly dependent on the outcome of events in the Middle East. Interest rates are not expected to rise until at least late 2003 and more than likely 2004. It is even possible that the Federal Reserve may, with no other effective tools available to it, lower rates again in their efforts to stimulate the economy." As the Company enters 2004, we note that our outlook for 2003 was reasonably accurate. While Gross Domestic Product did show larger increases in the third and fourth quarter than anticipated at 8.2% and 4.0%, respectively, concern over the viability of economic recovery and stubbornly high unemployment rates coupled with low inflation rates led the Federal Reserve to continue its accommodative stance throughout 2003. Indeed at the end of June 2003, the Federal Reserve actually lowered the target on the closely watched Federal Funds Rate by 0.25%.

        Entering 2004, Management believes that the economy is entering a sustained recovery which will lead to lower unemployment rates, increases in inflation and eventually, a need to raise interest rates to combat fears of excessive growth and inflationary pressures. Management further believes that increases in interest rates will likely take place in the fourth quarter of 2004 and/or first quarter of 2005 amounting to a roughly 50 basis point increase in short term interest rates. Long term interest rates will rise also, albeit at reduced levels compared to short term rates, reflecting a flatter yield curve.

        The most comprehensive review of local economic conditions known to Management comes from the University of California at Santa Barbara (UCSB) Economic Forecast Project. According to UCSB, Gross County Product in the tri-county area was estimated at $69.6 billion in 2003, up 3.3% from the $67.4 level in the prior year. Adjusted for real dollars, it was up 0.1% following a 2.0% growth rate in 2002 and 5.2% in 2001. While these rates of growth were down from the double digit increases witnessed in the late 1990's, they have been running better than those exhibited by the State as a whole. California's real State Product was -1.2% in 2001, -0.1% in 2002 and is estimated to have finally returned to a +0.2% in 2003. Expectations for 2004 are for further improvements with the real State Product growing 0.9% and the real Tri County Gross Product growing 1.9%. The difficulties experienced at the State level have certainly had a negative effect on the local tri-county area. It is estimated by UCSB that the public sector has lost some 1,660 jobs in the tri-county area, a 1.6% decline, clearly contributing to the slower growth rate in economic activity experienced locally compared to previous years. This notwithstanding, the tri counties continue to be fortunate in experiencing significantly lower unemployment rates compared to the near 6% level experienced nationally. The San Luis Obispo Metropolitan Statistical Area (MSA) had an unemployment rate of 3.1% at the end of December 2003 with the Santa Barbara MSA at 4.3% and the Ventura MSA at 5.3%. Management expects these levels to fall in 2004 as the pace of economic activity improves.

        Median home prices are at record highs in excess of $400 thousand in Santa Barbara and Ventura counties and just under that level in San Luis Obispo County. In spite of numerous residential building projects in the Bank's trade area and housing affordability indices in the 20% to 25% range, the local real estate market continues strong with a combination of favorable interest rate levels and demand far outpacing supply. The strong trends in both residential and non-residential real estate continue with no signs of abating. Lenders are more prudent in their lending practices having learned the lessons of the early 1990's and hence building is far less speculative. Management does not see significant risk of a slowdown in real estate in 2004.

        With positive indicators being revealed in the national economic statistics and a solid economic base locally, Management is encouraged that 2004 should be a very positive year for the economy in the Company's trade area. This optimism, however, must be tempered by the potential for disruption resulting from geopolitical issues surrounding homeland security and terrorism. As we learned from the 9/11 terrorist attacks, the wars in Afghanistan and Iraq, and the international tensions surrounding those episodes, the effects of these episodes on economic activity can be significant. In spite of this caveat, our local trade area appears to be in a better position at the start of 2004 than it was one year earlier.

Competitive Factors

        Competitive pressures from other financial institutions continue to be intense both in the Company's trade area and throughout the nation. Many banks are suffering from insufficient loan volumes and have become very aggressive on the pricing of those good credits available.

        It should also be noted that the trend toward consolidation of banking assets exhibited over the past few years in California continued in 2003. Statewide, through November 2003, 21 banks were merged out of existence or liquidated during the year and 14 new banks commenced operation.

ANALYSIS OF STATEMENT OF FINANCIAL POSITION

Loans

        The Bank experienced an increase in net loans from $1,070.2 million at the end of 2002, to $1,138.9 million at the end of 2003. This represents an increase in the loan portfolio of $68.7 million following the $46.8 million increase in 2002. Approximately $30.4 million of this increase is a result of the merger with Ojai Valley Bank. The loan portfolio represents approximately 52% of the Bank's assets. Additionally, loans held for sale (which are single family residential mortgages pending sale) total $13.4 million at the end of 2003, down from $22.6 million one year earlier.

        The graph below displays the trend over the past five years in the various components of the loan portfolio. Construction loans have risen from their level five years earlier—$117.3 million at December 31, 1999 compared to $239.3 million at year-end 2003. Real Estate loans generally trended up from $376.1 million at the end of 1999 to $565.4 million at the end of 2003. Home Equity Credit Lines have generally increased from $52.7 million at the end of 1999 compared to $91.0 million at the end of 2003. Consumer loans (installment and credit reserve) have decreased from $42.0 million at December 31, 1999 to $33.1 million at year-end 2003 which is due to the sale in December 2001 of the Company's Credit Card receivables. Commercial loans have grown in recent years through 2002, but fell to $191.9 million at December 31, 2003. Agricultural production loans decreased from $41.3 million at the end of 1999 to $33.3 million at the end of 2003. The Bank expects to continue to emphasize all types of lending activity in order to diversify the risk in its portfolio. Economic activity in the Central Coast will determine the types of credit the Bank will be able to extend and hence its ability to achieve this objective.

Mid-State Bancshares
Trends in Loan Categories

        The Bank's allowance for losses stands at $18.0 million, or 1.6% of gross loans, and represents losses not yet realized, but inherent in the loan portfolio and on unfunded commitments. Approximately $391 thousand of the allowance was acquired through the merger with Ojai Valley Bank. The allowance for losses is down from the $19.1 million at December 31, 2002. The year-end 2003 balance now represents 146% of non-performing loans which is up slightly from 114% at the end of

2002. A five-year review of activity in the allowance for losses and an allocation by loan type of the allowance is shown in the tables below.

Allowance for Losses (in 000's)	2003	2002	2001	2000	1999
Allowance for loan losses beginning of year	$17,370	$19,073	$10,920	$10,905	$14,122
Allowance for losses—unfunded commitments	1,771	1,586	2,360	2,200	319

Total allowance for losses	$19,141	$20,659	$13,280	$13,105	$14,441
Provision for loan losses charged to operating expense	(969)	600	4,100	700	50
Provision for losses—unfunded commitments charged to operating expense	170	—	—	—	—
Adjustments—acquisition through merger	391	—	5,464	—	—
Loans charged off:
Construction and development loans	—	—	—	—	(14)
Real estate loans	(1,106)	—	(3)	(93)	(15)
Home equity credit lines	—	—	(4)	(70)	(178)
Installment loans	(234)	(275)	(275)	(278)	(132)
Commercial loans	(488)	(2,475)	(2,377)	(512)	(1,852)
Credit cards and related loans	(66)	(88)	(255)	(239)	(331)
Recoveries of loans previously charged off:
Construction and development loans	—	2	2	2	198
Real estate loans	45	8	147	14	180
Home equity credit lines	—	14	—	86	111
Installment loans	96	196	186	134	115
Commercial loans	963	451	309	330	425
Credit cards and related loans	61	49	85	101	107

Total Allowance for Losses	$18,004	$19,141	$20,659	$13,280	$13,105

Allocation of Allowance for Losses (in 000's)
Allowance for loan losses	$16,063	$17,370	$19,073	$10,920	$10,905
Allowance for losses—unfunded commitments	1,941	1,771	1,586	2,360	2,200

Total Allowance for Losses	$18,004	$19,141	$20,659	$13,280	$13,105

Ratio of Net Loan Losses to Average Loans Outstanding	0.06%	0.19%	0.22%	0.06%	0.20%

        Allocation of the allowance for losses compared to loan category as a percent of total at December 31:

(dollars in 000's) Balance applicable to:	2003	Category as a % of Loans	2002	Category as a % of Loans	2001	Category as a % of Loans	2000	Category as a % of Loans	1999	Category as a % of Loans
Construction and Land	$2,680	20.8%	$2,636	19.7%	$1,969	18.8%	$2,095	18.3%	$1,979	15.3%
Real Estate	2,164	49.1%	4,047	48.4%	2,949	46.8%	3,993	48.4%	2,291	49.1%
H.E.C.L.	250	7.8%	295	6.8%	443	6.0%	390	6.0%	344	6.9%
Installment	244	2.2%	254	2.5%	780	3.1%	292	3.4%	283	3.9%
Credit Card and Related	229	0.6%	97	0.3%	393	0.3%	1,203	1.0%	770	1.6%
Commercial, Other	6,468	19.5%	6,296	22.3%	5,712	25.0%	2,247	22.9%	2,248	23.2%
Unfunded commitments	1,941	N/A	1,771	N/A	1,586	N/A	2,360	N/A	2,200	N/A
Unallocated	4,028	N/A	3,745	N/A	6,827	N/A	700	N/A	2,990	N/A

Balance at End of Year	$18,004	100.0%	$19,141	100.0%	$20,659	100.0%	$13,280	100.0%	$13,105	100.0%

        Non-accrual loans within the Bank's portfolio decreased from $16.7 million as of December 31, 2002, to $12.3 million, at the end of 2003. Loans 90 days or more past due remained the same at zero for the periods ending December 31, 2002 and December 31, 2003. Additional information on non-accrual loans, past due loans and troubled debt restructurings can be found in Footnote 5 to the financial statements. The level of non-accrual loans at the end of 2003 is centered primarily in two real estate secured loans (total $10.1 million). Management has established specific reserves that would offset potential losses, if any, arising from less than full recovery of the loans from the supporting collateral. Recoveries in 2003 of loans previously charged-off totaled $1.2 million compared to charge-offs of $1.9 million taken during the year resulting in net charge-offs of $0.7 million. This compares to net charge-offs incurred of $2.1 million and $2.2 million in 2002 and 2001, respectively. The Bank anticipates that charge-offs (actual losses) will continue during 2004. It is unlikely that recoveries would exceed charge-offs in the coming year.

        With the combination of the collateral securing the problem loans and the size of the allowance for losses, Management feels that the allowance is sufficient to cover inherent losses. Management reviews the adequacy of the allowance and also employs an independent third party loan review group to, among other things, review the reasonableness of individual asset classifications. Management, as necessary, adjusts the allowance on a regular basis. The allowance is also examined annually by one or more of the Bank's regulatory bodies including the FDIC and DFI. During the fourth quarter of 2003, based on its review of the allowance, Management took a benefit to the provision for loan losses of $1.2 million resulting in a net benefit to the provision for loan losses of just under $1.0 million for the full year. This action reflected strong credit quality standards, consistent performance of the loan portfolio in recent years, improving trends in classified loans, improving trends in delinquencies and charge-offs, an improved outlook for the collection of the Company's non accrual loans, and an improved outlook for economic activity in general. The need for additional provision for loan losses or for further benefit to the provision for loan losses in 2004 will be dependent upon Management's on-going analysis of the adequacy of the allowance for loan losses. While Management believes it to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

        The allowance for losses consists of a statistically allocated portion and a specifically allocated portion. The total of these components is considered adequate to provide for losses, which can be reasonably anticipated. However, since these amounts are based on estimates, ultimate losses relating to these loans may vary and Management believes that qualitative factors make it prudent to carry a reasonable level of an "unallocated portion" to absorb losses in excess of the allocated portion. Qualitative factors considered include, but are not limited to, portfolio composition, concentrations, off balance sheet risks, delinquencies and non-accruals, criticized and classified loans, non performing loans, gross and net loan losses, changes in lending function, changes in management, the Bank's organizational structure, the special assets group, lending and credit approval authorities, loan officer training, the credit review function, and real estate appraisal policies.

        A summary of maturities and sensitivities of loans to changes in interest rates at December 31, 2003 is shown in the table below. A more complete discussion of the Bank's exposure to changes in interest rates can be found in the MD&A under the section titled "Net Interest Income and Interest Rate Risk."

(dollars in 000's) December 31, 2003	3 Months or less	Over 3 Months through 12 Months	Due after one year to three years	Due after three years to five years	Due after five years	Total
Fixed rate loans	$28,163	$48,732	$59,832	$48,367	$189,693	$374,787
Floating rate loans	544,822	9,706	111,954	77,881	23,470	767,833

Sub-total	572,985	58,438	171,786	126,248	213,163	1,142,620
Non accrual loans						12,312

Total loans, net of net deferred loan fees						$1,154,932

Investment Portfolio

        The Bank's investment portfolio primarily consists of U.S. Treasury Notes and Bills, Federal Agency Notes, Mortgage Backed Securities and Municipal Bonds. See Footnote No. 4 to the consolidated financial statements for a detailed composition of the investment portfolio. The Treasury and Agency portion of the portfolio increased by $113.0 million from one year ago. The Bank increased its holdings in the Municipal Bond portfolio from $323.5 million at the end of 2002, to $377.1 million at the end of 2003. The U.S. Treasury portion of the portfolio increased as well by $57.0 million as did the Federal Agencies by $56.0 million from December 31, 2002 to December 31, 2003. Mortgage Back Securities increased $1.8 million. In total, the Bank increased its investment portfolio from $609.0 million at the end of 2002 to $775.0 million at the end of 2003, a $166.0 million increase. Approximately $33.4 million of this increase relates to the portfolio acquired through the merger with Ojai Valley Bank. The balance of the increase reflects the growth in deposits not being fully deployed into the loan portfolio.

        The Bank may segregate its portfolio into three categories—a "Trading Portfolio" (which is carried at market value, with changes in market value reflected in the income statement), a "Held to Maturity" portfolio (which is carried at amortized cost, with changes in market value having no impact on the financial statements) and an "Available for Sale" portfolio (which is carried at market value, with changes in market value reflected in comprehensive income). The Bank holds no securities that should be classified as Trading or Held to Maturity securities. The Bank has determined that since its securities may be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the re-pricing characteristics of funding sources, that the entire portfolio should be classified as Available for Sale.

        Adjustments to the Available for Sale portfolio for changes in market values resulted in an unrealized gain of $12.3 million included in accumulated other comprehensive income as of December 31, 2003 compared to an unrealized gain of $13.2 million at December 31, 2002, net of related taxes. Purchases exceeded maturities and sales over the full year and the total investment portfolio increased by $166.0 million from the end of 2002 to the end of 2003.

        Shown below is a summary maturity distribution of the investment portfolio, which is all classified as available for sale, by type and weighted taxable equivalent yield as of December 31, 2003. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturity information for Mortgage Backed securities shown below is based on contractual maturities.

(dollars in 000's)	One Year Or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years	Total
Maturity Distribution:
U.S. Treasury Securities	$17,895	$65,197	$510	$—	$83,602
U.S. Government Agencies	73,902	217,535	—	—	291,437
Mortgage Backed Securities	119	580	6,437	610	7,746
Municipal Bonds, Other	31,140	196,635	162,368	1,751	391,894

Total	$123,056	$479,947	$169,315	$2,361	$774,679

	One Year Or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years	Total
Weighted Average Yield:
U.S. Treasury Securities	3.05%	1.33%	4.22%	—	1.69%
U.S. Government Agencies	3.81%	3.04%	—	—	3.24%
Mortgage Backed Securities	6.32%	6.28%	6.08%	6.34%	6.12%
Municipal Bonds, Other	6.49%	5.88%	5.76%	6.00%	5.88%

Total	4.37%	3.98%	5.75%	6.09%	4.43%

Other Real Estate Owned ("OREO")

        The Company held $3.4 million at December 31, 2003 compared to none in recent years. The balance represents two properties, $3.3 million of which was a foreclosed commercial real estate loan on non accrual and the balance represents a property acquired in the recent Ojai Valley Bank acquisition. Future OREO activity will depend, among other things, on how many borrowers the Bank may need to foreclose upon, and the strength of the real estate market and general economic activity.

Goodwill and Core Deposit Intangibles

        Goodwill totaled $47.8 million at December 31, 2003 compared to $33.4 million one year earlier. The increase of $14.4 is a result of the acquisition of Ojai Valley Bank that was completed on October 31, 2003.

        On an annual basis, the Company tests its Goodwill for impairment. The Goodwill is entirely attributable to the Company's community banking segment. Results of this test have indicated that there was no impairment of Goodwill in any of the past two years, 2002 through 2003, in which the testing commenced.

        Core deposit intangibles total $9.1 million at December 31, 2003 compared to $7.5 million one year earlier. Of the year-end 2003 amounts, $6.4 million represents the amortized value of the core deposit intangible created with the American Commercial Bank acquisition and $2.7 million represents the core deposit intangible created upon the acquisition of Ojai Valley Bank. The core deposit intangibles represent the fair value of long-term deposit relationships acquired and is being amortized over expected useful economic lives of 8.25 and 9.00 years, respectively.

Deposits

        While the Bank is competitive with major institutions in terms of its structure of interest rates on deposit products offered, Management was not overly aggressive during 2003 in terms of pricing to attract additional deposits, a decision which reflects the Bank's strong liquidity at the present time.

        As discussed in the Income Statement Analysis, most of the Bank's deposit rates have fallen in concert with the general decline in rates. A comparison of the rates paid on the Bank's deposit products at December 31, 2003 and 2002 is as follows:

Selected Quoted Interest Rates	2003	2002	Change
Demand Deposits	0%	0%	0%
NOW Account (50 & Better—over $2,500)	0.05%	0.15%	-0.10%
Money Market Deposits (over $100,000)	0.75%	0.69%	0.06%
Passbook Savings Account	0.25%	0.50%	-0.25%
Individual Retirement Account (2 Year term)	1.75%	2.00%	-0.25%
Time Deposit ($100,000—6 month term)	1.05%	1.35%	-0.20%
Wall Street Journal Prime Rate	4.00%	4.25%	-0.25%

        Average deposits grew dramatically in 2003 reflecting growth at Mid-State Bank & Trusts' existing offices and the acquisition of Ojai Valley Bank on October 31, 2003 which had deposits of approximately $78.8 million at the time of the acquisition. Below is a summary of the average deposits outstanding and the average rate paid by category over the last three years.

(dollars in 000's)	Average Balance	2003 Interest	Rate	Average Balance	2002 Interest	Rate	Average Balance	2001 Interest	Rate
Interest Bearing Demand and Money Market Investment Accounts	$651,285	$1,527	0.23%	$581,439	$2,639	0.45%	$447,641	$3,829	0.83%
Savings Accounts	287,435	1,077	0.37%	245,615	2,255	0.92%	207,965	3,893	1.87%
Time Deposits	399,448	6,944	1.74%	418,536	11,275	2.69%	395,633	18,458	4.67%

Total Interest Bearing Deposits	1,338,168	9,548	0.71%	1,245,590	16,169	1.30%	1,051,239	26,180	2.45%
Non Interest Bearing Demand	425,047	—	—	377,920	—	—	300,017	—	—

Total Deposits	$1,763,215	$9,548	0.54%	$1,623,510	$16,169	0.99%	$1,351,256	$26,180	1.94%

        The majority of the Bank's time deposits (approximately 61%) have balances that are under $100,000 in size. While all time deposits are somewhat more rate sensitive than the Bank's other deposit categories, the smaller time deposit balances tend to be more stable and less sensitive to absolute rate levels than do time deposits of $100,000 or more. Approximately 88% of the Bank's time deposits mature within one year and would be potentially subject to a change in rate on their maturity date. The following table as of December 31, 2003, displays summary size and maturity information on the Bank's time deposits.

(dollars in 000's) Balance by Size	Three Months or Less	After Three Months to Six Months	After Six Months to One Year	After One Year	Total
Under $100,000	$91,818	$67,031	$47,905	$38,298	$245,052
$100,000 or More	81,166	41,003	22,158	11,221	155,548

Total Time Deposits	$172,984	$108,034	$70,063	$49,519	$400,600

Other Borrowings

        While not a significant component of the Bank's structure, other borrowings decreased from $11.0 million, at the end of 2002 to $7.6 million at the end of 2003. These consist primarily of borrowings under the U.S. Treasury Tax and Loan note account, Federal Home Loan Bank borrowings and mortgages payable. The Bank had outstanding borrowings of $5.6 million and $8.9 million at December 31, 2003 and 2002, respectively, under the U.S. Treasury Tax and Loan note account program. The Company had one borrowing from the Federal Home Loan Bank for $2.0 million at December 31, 2003 and 2002. Mortgages payable were $31 thousand and $70 thousand at year-end 2003 and 2002, respectively. There were no other borrowings that were acquired as part of the Ojai Valley Bank acquisition.

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

        The Leverage Ratio calculation simply divides common stockholders' equity (reduced by goodwill and certain other intangibles that a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total "risk-weighted assets" of the bank. Risk-weighted assets are determined by segregating all the assets and off-balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses "risk-weighted assets" in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the allowance for loan losses, long-term capital debt, preferred stock and other instruments. Summarized below are the capital ratios at December 31, 2003 and 2002, for both Mid-State Bancshares and Mid-State Bank & Trust. Additionally, the standards for a well-capitalized institution, as defined by the federal banking agencies, are displayed.

			Mid-State Bancshares		Mid-State Bank & Trust
	Minimum Regulatory Standard	Well-Capitalized Regulatory Standard
			2003	2002	2003	2002
Leverage Ratio	4.0%	5.0%	9.6%	10.6%	9.4%	10.4%
Tier One Risk Based Capital Ratio	4.0%	6.0%	13.8%	14.7%	13.5%	14.5%
Total Risk Based Capital Ratio	8.0%	10.0%	15.0%	16.0%	14.7%	15.7%

        While it is the intent of management to continue to maintain strong capital ratios, the Board of Directors has initiated a stock repurchase program and increased the quarterly dividend payments in an effort to further utilize its equity and enhance shareholder value.

        Without deducting for goodwill and other intangibles from equity, two other commonly followed ratios related to capital have trended as follows over the past three years.

	2003	2002	2001
Dividend Payout Ratio	35.3%	32.8%	30.3%
Average Common Equity to Average Assets	12.8%	12.9%	12.5%

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

        The Bank has adequate liquidity at the present time. Its loan to deposit ratio at year-end was 60.4% versus 65.8% one year earlier. The Bank normally strives for a loan to deposit ratio in the 65% to 75% range. The Bank's internally calculated liquidity ratio stands at 45.2% at December 31, 2003, which is above its minimum policy of 15%. With the weaker loan demand experienced in recent years coupled with continued strong growth in the Bank's deposit base, the Bank has a stronger liquidity position and lower loan to deposit ratio than it would normally target.

        Management is not aware of any trend, demand, commitment or event that would result in a material change in the Company's liquidity at the present time.

Capital Commitments

        As of December 31, 2003, the Company does not have any material commitment for capital expenditures.

Contractual Obligations

        As of December 31, 2003, the Company had the following contractual obligations.

	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Long Term Debt	$—	$—	$—	$2,000	$2,000
Mortgages Payable	31	—	—	—	31
Operating Leases	1,885	3,509	3,008	5,375	13,777

Total Contractual Obligations	$1,916	$3,509	$3,008	$7,375	$15,808

Off Balance Sheet and Other Related Party Transactions

        As noted in Footnote 12 to the financial statements, the Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $31.0 million at December 31, 2003, down from $39.4 million one year earlier. Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $523.4 million, which was up from the $436.7 million outstanding one year earlier. The Company has an allowance for losses-unfunded commitments totaling $1,941,000 and $1,771,000 at December 31, 2003 and 2002, respectively, to cover losses inherent in its letter of credit accommodations and undisbursed loan commitments.

        There are no Special Purpose Entity ("SPE") trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments.

        As noted in Footnote 5 to the financial statements, the Company does make loans and leases to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms. These loans and leases totaled $1.2 million at the end of 2003 and 2002.

INCOME STATEMENT ANALYSIS

Net Interest Income and Interest Rate Risk

        Net Interest Income is the difference between interest and fees earned on all earning assets and interest paid on interest bearing liabilities. Net Interest Income for 2003 was $95.5 million, up from $93.0 million recorded in 2002 and $87.5 million in 2001. The components of net interest income change in response to both changes in rate, average balance and mix of both earning assets and liabilities. The following tables present an analysis of yields/rates, interest income and expense, and average balances for 2003, 2002, and 2001.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

							2003 Compared to 2002 Composition of Change
	2003			2002
							Change Due To:
(dollars in 000's)	Average Balance	Interest Income/ Expense	Average Yield / Rate	Average Balance	Interest Income/ Expense	Average Yield / Rate			Total Change
							Volume	Rate
EARNING ASSETS:
Loans	$1,131,932	$80,372	7.10%	$1,109,245	$84,962	7.66%	$1,674	$(6,264)	$(4,590)
Investment Securities	640,888	24,040	3.75%	533,427	23,201	4.35%	4,352	(3,513)	839
Fed Funds, Other	84,421	828	0.98%	75,608	1,169	1.55%	111	(452)	(341)

TOTAL EARNING ASSETS	$1,857,241	$105,240	5.67%	$1,718,280	$109,332	6.36%	$6,138	$(10,230)	$(4,092)

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	$938,720	$2,604	0.28%	$827,054	$4,894	0.59%	$485	$(2,775)	$(2,290)
Time Deposits	399,448	6,944	1.74%	418,536	11,275	2.69%	(423)	(3,908)	(4,331)

Interest Bearing Deposits	1,338,168	9,548	0.71%	1,245,590	16,169	1.30%	62	(6,683)	(6,621)
Other Borrowings	4,423	151	3.41%	7,595	212	2.79%	(98)	37	(61)

TOTAL INTEREST BEARING LIABILITIES	1,342,591	9,699	0.72%	1,253,185	16,381	1.31%	(36)	(6,646)	(6,682)

NET INTEREST INCOME	$1,857,241	$95,541	5.14%	$1,718,280	$92,951	5.41%	$6,174	$(3,584)	$2,590

							2002 Compared to 2001 Composition of Change
	2002			2001
							Change Due To:
(dollars in 000's)	Average Balance	Interest Income/ Expense	Average Yield / Rate	Average Balance	Interest Income/ Expense	Average Yield / Rate			Total Change
							Volume	Rate
EARNING ASSETS:
Loans	$1,109,245	$84,962	7.66%	$999,501	$92,148	9.22%	$9,262	$(16,448)	$(7,186)
Investment Securities	533,427	23,201	4.35%	385,215	19,884	5.16%	7,048	(3,731)	3,317
Fed Funds, Other	75,608	1,169	1.55%	59,915	1,970	3.29%	379	(1,180)	(801)

TOTAL EARNING ASSETS	$1,718,280	$109,332	6.36%	$1,444,631	$114,002	7.89%	$16,689	$(21,359)	$(4,670)

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	$827,054	$4,894	0.59%	$655,606	$7,721	1.18%	$1,517	$(4,344)	$(2,827)
Time Deposits	418,536	11,275	2.69%	395,633	18,459	4.67%	843	(8,027)	(7,184)

Interest Bearing Deposits	1,245,590	16,169	1.30%	1,051,239	26,180	2.49%	2,360	(12,371)	(10,011)
Other Borrowings	7,595	212	2.79%	6,733	300	4.46%	31	(119)	(88)

TOTAL INTEREST BEARING LIABILITIES	1,253,185	16,381	1.31%	1,057,972	26,480	2.50%	2,391	(12,490)	(10,099)

NET INTEREST INCOME	$1,718,280	$92,951	5.41%	$1,444,631	$87,522	6.06%	$14,299	$(8,870)	$5,429

        During 2003 there was a $4.1 million decrease in interest income along with a decrease of $6.7 million in interest expense compared to 2002. The resulting $2.6 million increase in net interest income for 2003 is a result of a number of dynamics affecting both average balance and interest rate considerations. First, the Company experienced an increase in its average earning assets outstanding of $139.0 million. The increase was divided amongst a net increase in average loans of $22.7 million, an increase in average investments of $107.5 million and an increase in average federal funds sold of $8.8 million. Second, while the Company's average interest bearing liabilities increased by $89.4 million, earning assets increased by a larger $139.0 million. The increases in earning assets and interest bearing liabilities are partly attributable to the acquisition of Ojai Valley Bank on October 31, 2003 which affected the averages of these categories (through the influence of their balances for the last two months of the year) in 2003 with no corresponding influence in 2002. Third, interest rates were lower in 2003 compared to the average for 2002. For example, the Prime Rate averaged 4.12% in 2003 compared to 4.68% in 2002.

        During 2002 there was a $4.7 million decrease in interest income along with a decrease of $10.1 million in interest expense compared to 2001. The resulting $5.4 million increase in net interest income for 2002 was a result of a number of dynamics affecting both average balance and interest rate considerations. First, the Company experienced an increase in its average earning assets outstanding of $273.6 million. The increase was primarily attributable to the net increase in average loans, which were up by $109.7 million coupled with an increase in average investments of $148.2 million and an increase in average federal funds sold of $15.7 million. Second, while the Company's average interest bearing liabilities increased by $193.2 million, earning assets increased by a larger $273.6 million. Both increases in earning assets and interest bearing liabilities are largely attributable to the acquisition of American Commercial Bank on September 28, 2001 which had a larger affect on the averages of these categories in 2002 than it did in 2001. Third, interest rates were considerably lower in 2002 compared to the average for 2001. For example, the Prime Rate averaged 4.68% in 2002 compared to 6.91% in 2001. Fourth, there was a recovery of interest totaling $2.8 million in 2001 on a loan previously charged-off representing prior years interest which was recognized into interest income and unrelated to either volume or rate considerations for that year.

        The Bank expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges. A recent review as of the end of 2003 of the potential changes in the Bank's net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +3.3% and -8.5% of the base case (rates unchanged) of $96.3 million. The Bank's policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

        The following table presents a summary of the Bank's net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant (Prime down to 2.00% over 8 months)	-8.5%
Rates Down Significant (Prime down to 3.00% over 9 months)	-2.6%
Rates Down Modestly (Prime down to 3.25% over 9 months)	-1.7%
Base Case—Rates Unchanged (Prime unchanged at 4.00% over 12 months)	—
Rates Up Modestly (Prime up to 5.00% over 12 months)	+1.1%
Rates Up Aggressive (Prime up to 6.00% over 12 months)	+2.1%
Rates Up Very Aggressive (Prime up to 7.00% over 12 months)	+3.3%

        Net interest income under the above scenarios is influenced by the characteristics of the Bank's assets and liabilities. In the case of N.O.W., savings and money market deposits (total $1.024 billion) interest is based on rates set at the discretion of management ranging from 0.05% to 0.75%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

        It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors' behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management's responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Bank's net interest income. Therefore the results of this analysis should not be relied upon as indicative of actual future results. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank's relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, the Bank's net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 5.14% to a high of 6.44% (not taxable equivalent). The Bank's net interest margin in 2003 of 5.14% is at the low end of this range by historical standards, coming off the higher levels experienced in 2000 of 6.44%. This is a result of both the lower level of interest rates and the change in mix of earning assets (the Bank now has a smaller portion in loans vis-à-vis investment securities compared to 2000 when the margin was at its widest level). The net interest margin under the alternative scenarios ranges from 4.31% to 4.86%. Management feels this range of scenarios, while lower than historical standards, is consistent with current experience and interest rate levels, but no assurances can be given that actual future experience will fall within this range.

        The Bank's exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil. The Bank does not own any instruments within these markets.

Provision for Loan Losses

        The Company made provisions to the allowance for loan losses of $600 thousand and $4.1 million in 2002 and 2001, respectively. In 2003 however, it reduced the allowance for loan losses by $969 thousand through a benefit to the provision for loan losses. This action reflected strong credit quality standards, consistent performance of the loan portfolio in recent years, improving trends in classified loans, improving trends in delinquencies and charge-offs, an improved outlook for the collection of the Company's non accrual loans, and an improved outlook for economic activity in general. The need for additional provision for loan losses or for further benefit to the provision for loan losses in 2004 will be dependent upon Management's on-going analysis of the adequacy of the allowance for loan losses. While Management believes the allowance to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

Non-Interest Income

        Non-Interest Income for 2003 totaled $29.1 million compared to $24.3 million in 2002 and $23.3 million in 2001. Service charges on deposit accounts increased $0.3 million to $9.3 million in 2003 versus 2002. This followed an increase of $0.8 million in 2002 over 2001. The increase in 2003 over 2002 reflects an increase in accounts and the merger with Ojai Valley Bank, but no significant increases in service charge rates. The increase in 2002 over 2001 was mostly related to increases in service charge rates, coupled with an increase in the number of deposits accounts acquired in the American Commercial Bank merger.

        Commissions, fees and other service charges increased by $1.0 million in 2003 over 2002 after a $1.3 million increase in 2002. The increase in 2003 related to several items including a $285 thousand increase in income from the Trust and Investment Division, a $228 thousand increase in mortgage loan processing fees, a $182 thousand increase in real estate loan servicing fees, a $173 thousand increase in debit card fees and a $114 thousand increase in ATM fees and surcharges. The majority of the increase in 2002 was primarily related to increased fee income from its Debit Cards of $388 thousand along with increased fee income from its Trust and Investment Division activities of $311 thousand. In addition, approximately $451 thousand of the increase in 2002 was related to the Bank's MasterCard merchant fees. The balance is related to modest increases across several other fee areas and the fact that 2001 reflected three months of activity generated from the newly acquired American Commercial Bank, whereas in 2002, Mid-State benefited from their inclusion for the full year.

        All other sources of income increased to $6.7 million in 2003, up from $3.4 million in 2002 and $4.4 million in 2001. The increase in 2003 of $3.3 million is largely a result of the refinance boom which dramatically increased the Company's Mortgage Banking activity resulting in net gains on sale of loans held for sale of $3.4 million compared to $1.0 million in the prior year—a $2.4 million increase. Also contributing to the increase was a one-time gain on the sale of bank property of $273 thousand and $578 thousand realized from the on-going commissions on the sale of property formerly owned by Mid Coast Land Company. Results in 2001 reflect the gain on sale of the Bank's credit card portfolio in the amount of $1.7 million, thus providing the largest portion of the explanation for the decline from 2001 to 2002.

Non-Interest Expense

        Total non-interest expense for 2003 was $74.7 million, up from $70.9 million in 2002 and $64.7 million in 2001. In comparing results across the three year periods, it should be noted that 2001 reflects three months of activity generated by the overhead created from the acquisition of the former American Commercial Bank. Results for 2002 reflect a full year. Results in 2003 reflect two months of overhead created by the acquisition of Ojai Valley Bank which was not reflected in prior years. Economies of scale were realized from the mergers and it is estimated that the expenses of the combined Mid-State/Americorp are now approximately $2.9 million per year lower than the sum of the two institutions would have been on a stand alone basis. Similarly, for Mid-State/Ojai expenses are estimated to be approximately $0.7 million annually lower than the sum of the two institutions on a stand alone basis. In both mergers, savings have been realized due to reduced data processing costs, reduced salary and benefit costs, reduced directors fees, reduced insurance costs, and other similar savings.

        Salaries and employee benefits increased by $2.6 million in 2003 compared to 2002 after having increased by $3.1 million in 2002 over 2001. The increase in 2003 over 2002 reflected a $506 thousand increase in total salaries paid along with a $2.1 million increase in employee benefit incentive expense reflecting both the improved performance of the Bank and enhancements made to the plan to remain competitive in recruiting, hiring and retaining the most qualified staff possible. The increase in 2002 over 2001 related to an increase in salaries of approximately $2.7 million with the balance representing health benefits cost increases. Management considers containment of salaries and benefits costs in 2004 to be one of its top challenges. A number of factors are continuing to create unusually strong upward pressure on these costs, especially in the areas of medical benefits, workers compensation costs and competitive wages. The Company is addressing this by focusing on ways of becoming more efficient in its processes and using technology wherever possible to hold down staffing requirements.

        Occupancy expense increased to $11.6 million in 2003 from $11.0 million in 2002 and $9.3 million in 2001. The increase in 2002 over 2001 reflected increased rental payments on leased buildings, capital expenditures for computer equipment, ATM's and new signage due to the Bank's name change and the merger with American Commercial Bank. The new equipment and signage was placed into service in the middle of 2001 and occupancy expense increased as these items are depreciated over useful lives of between 5 and 7 years. The increase in 2003 reflects primarily increases in facilities maintenance of $375 thousand, increases in facilities rents of $84 thousand and increases in depreciation expense of $139 thousand. The purchase of a new mainframe computer system during the middle of 2003 did not have a significant impact on depreciation costs because of the parallel reduction in depreciation expense from the retirement of the old system. The purchase of new item imaging equipment which is improving checking account processing and research capabilities for customers, along with improving the efficiency of the Bank, did have a modest impact on depreciation expense for the year.

        Advertising and promotion expenditures were $2.9 million in 2003 following charges of $3.0 million in 2002 and $3.1 million in 2001. Expenditures in 2001 reflect the impact of the Company's name change to Mid-State Bank & Trust on its 40th anniversary celebration in mid 2001 and the merger with American Commercial Bank later that year. Expenditures in 2003 and 2002 were fairly constant. The Company is however planning expanded marketing campaigns during 2004 and expects this category to increase by approximately $1.3 million in 2004.

        General office expenditures were $3.8 million in 2003 compared to $4.1 million in 2002 and $3.5 million in 2001. This category includes primarily charges for stationery and supplies, telephone expenses, and postage. Mangement does not expect an increase in this expenditure area in 2004 as it has taken a number of steps to hold down costs related to telephone expenditures and expenditures on stationery and supplies. Moreover, the implementation in 2003 of item imaging will reduce postage costs.

        Merchant processing and data processing charges were $6.2 million in 2003 compared to $6.6 million in 2002 and $5.6 million in 2001. Management's expectation for 2004 is that merchant processing and data processing expense will increase due to additional activity and volume associated with an improving economy.

        Professional services were $4.3 million in 2003, $4.1 million in 2002 and $3.5 million in 2001. The increase in 2003 over 2002 relates primarily to the utilization of outside consultants to develop enhancements to the Company's retail banking sales efforts. The increase in 2002 compared to 2001 is primarily a result of a $366 thousand increase in outside legal expenses, an increase in messenger service cost of $117 thousand, and increases in audit, accounting and utilization of outside consultants amounting to $130 thousand.

        Regulatory assessments (charges for FDIC assessments and DFI fees) have grown with the size of the Bank over the past three years at $407, $368, and $326 thousand in 2003, 2002, and 2001, respectively. This trend is likely to continue as the Bank grows.

        Other operating expenses increased in 2003 to $6.2 million up from $5.3 million in 2002 and $6.0 million in 2001. The increase in 2003 compared to 2002 reflects an increase in the provision for losses on unfunded commitments, an increase in Other Real Estate Owned expense and an increase in interest charged off from prior periods on special assets.

Taxes

        Book tax expense amounted to $17.7 million in 2003, $15.9 million in 2002 and $14.5 million in 2001. While the statutory tax rate of the Company is 42.05%, the actual rate accrued was 34.8%, 34.7% and 34.7% in 2003, 2002, and 2001, respectively. The primary reason for the difference relates to the tax exempt income generated by the Company's Municipal bond portfolio.

        As described in Footnote No. 10 to the financial statements, the Company has deferred tax assets primarily related to the timing difference associated with charge-offs and provisions for losses on certain loans and with the timing difference on deferred compensation.

SUBSIDIARY ACTIVITY

Mid Coast Land Company

        Mid Coast Land Company recorded a profit of $322 thousand in 2003 compared to a loss during 2002 of $72 thousand and earnings during 2001 of $315 thousand. The gain in 2003 primarily relates to the on-going commissions on the sale of property formerly owned by Mid Coast Land Company. The loss in 2002 was related to the write-off of a note carried by the subsidiary to a developer for which no allowance had been provided based on the conditions of the loan prior to 2002. Mid Coast Land Company is no longer engaged in real estate development activity, having sold its final property which closed during the first quarter of 2003. It currently records residual activity resulting from prior years' operations.

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

        Earnings for MSB Properties have remained relatively unchanged over the years with net earnings after-tax of $1.4 million, $1.3 million, and $1.7 million, in 2003, 2002 and 2001, respectively. The subsidiary benefited from a one-time pre-tax gain of $273 thousand in 2003 from the sale of a property. The larger gain in 2001 reflects the net benefit to the Company (accounted for on the subsidiary's books) of the donation of the Cambria property to obtain a Natural Heritage State Tax Credit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as, disclosures included elsewhere in this Form 10-K, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. Management believes that the most significant subjective judgements that it is required to make include the following:

  •
  Allowance for losses.  Management reviews the adequacy of the allowance and also employs an independent third party loan review group to, among other things, review the adequacy of the allowance and make recommendations. Management, as necessary, adjusts the allowance for loan losses and the allowance for losses—unfunded commitments, on a regular basis. These adjustments are made through a charge to expense or a benefit in the provision for loan losses on the income statement. The allowance is also examined annually by one or more of the Bank's regulatory bodies including the FDIC and DFI. The need for additional provision for loan losses in 2004 will be dependent upon Management's on-going analysis of the adequacy of the allowance for losses. While Management believes it to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

  •
  Fair Value.  Where applicable, the Company is required by Generally Accepted Accounting Principles ("GAAP") to disclose the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. Also, the fair value calculated on collateral supporting the Bank's extensions of credit (e.g.—appraisals on the property securing real estate loans) can have a significant effect on the determination of the adequacy of the the allowance for losses noted above. Wherever possible, fair value used by the Company equals quoted market price, as for example with its investment securities portfolio, if available. If it is not available, fair value is estimated by the Company using quoted market prices for similar assets. Fair value of other instruments involves discounting future cash flows using current market rates for instruments with similar maturity and credit characteristics. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-then-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

  •
  Taxes.  The Company estimates its quarterly effective income tax rate based upon a variety of factors, including, but not limited to, the expected revenues for the year and the product mix of revenue, and the ratio of permanent differences to total revenue. Any changes to the estimated rate are made prospectively in accordance with APB 28 "Interim Financial Reporting." Additionally, a valuation allowance, which was zero at December 31, 2003 and 2002, provides for deferred taxes that are not anticipated to be offset by taxable income projected for the next 12 months. A valuation allowance is based on estimates by Management which can change over time.

  •
  Goodwill.  The Company is required by GAAP to perform an annual impairment analysis of the amount of Goodwill showing on its Consolidated Statement of Financial Position. The methodology utilized in this analysis is described under "Goodwill and Other Intangibles" earlier in this Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

Report of Independent Auditors

To the Board of Directors and Stockholders of Mid-State Bancshares:

        In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income, of comprehensive income, of changes in capital accounts, and of cash flows present fairly, in all material respects, the financial position of Mid-State Bancshares and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for the two years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As discussed in Note One to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142 and consequently changed its method of accounting for goodwill in 2002.

        The financial statements of Mid-State Bancshares for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 22, 2002.

PricewaterhouseCoopers LLP
Los Angeles, California
March 10, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

Report of Previous Independent Public Auditors

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

/s/ ARTHUR ANDERSEN LLP ARTHUR ANDERSEN LLP

Orange County, California January 22, 2002

Consolidated Statements of Financial Position

(amounts in 000's except share amounts)

	December 31,
Assets
	2003	2002
CASH AND DUE FROM BANKS	$123,763	$128,036
FEDERAL FUNDS SOLD	47,500	16,500
SECURITIES AVAILABLE FOR SALE	774,679	608,983
LOANS HELD FOR SALE	13,410	22,560
LOANS, net	1,138,869	1,070,181
PREMISES AND EQUIPMENT, net	26,325	25,581
ACCRUED INTEREST RECEIVABLE	12,174	11,689
OTHER REAL ESTATE OWNED	3,428	0
GOODWILL	47,840	33,448
CORE DEPOSIT INTANGIBLES, net	9,107	7,501
OTHER ASSETS	11,737	10,261

TOTAL ASSETS	$2,208,832	$1,934,740

Liabilities
DEPOSITS:
Demand deposits	$487,624	$390,212
Savings, money market and NOW accounts	1,024,207	863,142
Time deposits—$100,000 or more	155,548	149,801
Time deposits—Under $100,000	245,052	249,792

Total Deposits	1,912,431	1,652,947

OTHER BORROWINGS	7,627	10,973
ALLOWANCE FOR LOSSES—UNFUNDED COMMITMENTS	1,941	1,771
ACCRUED INTEREST PAYABLE & OTHER LIABILITIES	14,279	14,914

TOTAL LIABILITIES	1,936,278	1,680,605

Commitments and Contingencies (Note 12)
Capital Accounts
CAPITAL STOCK, NO PAR VALUE:
Authorized—100,000,000 shares
Outstanding—23,567,478 shares in 2003 and 23,697,235 in 2002	75,506	77,588
UNDIVIDED PROFITS	184,771	163,309
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES OF $8,200 IN 2003 AND $8,826 IN 2002	12,277	13,238

TOTAL CAPITAL ACCOUNTS	272,554	254,135

TOTAL LIABILITIES & CAPITAL ACCOUNTS	$2,208,832	$1,934,740

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Income

(amounts in 000's except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Interest Income:
Interest and fees on loans and leases	$80,372	$84,962	$92,148
Interest on securities:
U.S. Treasury securities	1,012	1,281	1,737
U.S. Government agencies and corporations	8,809	8,888	5,857
Obligations of states and political subdivisions, other	14,219	13,032	12,290
Interest on federal funds sold	828	1,169	1,970

TOTAL INTEREST INCOME	105,240	109,332	114,002

Interest Expense:
Interest on deposits	9,548	16,169	26,180
Interest on other borrowings	151	212	300

TOTAL INTEREST EXPENSE	9,699	16,381	26,480

Net Interest Income	95,541	92,951	87,522
(Benefit)/Provision for loan losses	(969)	600	4,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	96,510	92,351	83,422

Other Income:
Service charges on deposit accounts	9,254	8,909	8,122
Commissions, fees and other service charges	13,064	12,031	10,734
Gains on sale of securities	40	17	56
Gain on sale of loans held for sale	3,385	1,011	173
Other income	3,316	2,353	4,169

TOTAL OTHER INCOME	29,059	24,321	23,254

Other Expenses:
Salaries & employee benefits	39,156	36,537	33,417
Occupancy expenses	11,572	10,954	9,304
Advertising & promotion	2,938	2,989	3,057
General office	3,832	4,141	3,505
Merchant processing and data processing fees	6,207	6,554	5,636
Professional services	4,342	4,114	3,473
Regulatory assessments	407	368	326
Other operating expenses	6,237	5,268	6,026

TOTAL OTHER EXPENSES	74,691	70,925	64,744

Income before taxes	50,878	45,747	41,932
Tax expense	17,714	15,892	14,530

NET INCOME	$33,164	$29,855	$27,402

Earnings per share:
—Basic	$1.41	$1.25	$1.22
—Diluted	$1.40	$1.20	$1.18
Average shares used in earnings per share calculation:
—Basic	23,443	23,962	22,452
—Diluted	23,762	24,837	23,252

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Comprehensive Income

(amounts in 000's)

	Year Ended December 31,
	2003	2002	2001
NET INCOME	$33,164	$29,855	$27,402
Other Comprehensive Income Before Taxes:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during year	(1,547)	11,378	8,747
Reclassification adjustment for gains included in net income	(40)	(17)	(56)

Other comprehensive (loss) income, before tax	(1,587)	11,361	8,691
Income tax (benefit) expense	(626)	4,545	3,476

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES	(961)	6,816	5,215

TOTAL COMPREHENSIVE INCOME	$32,203	$36,671	$32,617

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of

Changes in Capital Accounts

(amounts in 000's except share amounts)

	Number of Shares	Capital Stock	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2000	22,018,582	51,772	124,163	1,207	177,142
Cash dividend	—	—	(8,308)	—	(8,308)
Exercise of stock options	73,446	714	—	—	714
Shares issued in connection with merger	2,450,731	39,178	—	—	39,178
Fair market value of stock options issued in connection with merger	—	722	—	—	722
Net income	—	—	27,402	—	27,402
Change in net unrealized gain on available for sale securities, net of taxes of $3,476	—	—	—	5,215	5,215
Stock repurchased	(454,126)	(7,514)	—	—	(7,514)

BALANCE, December 31, 2001	24,088,633	84,872	143,257	6,422	234,551
Cash dividend	—	—	(9,803)	—	(9,803)
Exercise of stock options	85,866	1,102	—	—	1,102
Net income	—	—	29,855	—	29,855
Change in net unrealized gain on available for sale securities, net of taxes of $4,545	—	—	—	6,816	6,816
Stock repurchased	(477,264)	(8,386)	—	—	(8,386)

BALANCE, December 31, 2002	23,697,235	$77,588	$163,309	$13,238	$254,135
Cash dividend	—	—	(11,702)	—	(11,702)
Exercise of stock options	172,096	2,284	—	—	2,284
Shares issued in connection with merger	498,153	11,846	—	—	11,846
Net income	—	—	33,164	—	33,164
Change in net unrealized gain on available for sale securities, net of taxes of $(626)	—	—	—	(961)	(961)
Stock repurchased	(800,006)	(16,212)	—	—	(16,212)

BALANCE, December 31, 2003	23,567,478	$75,506	$184,771	$12,277	$272,554

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

(amounts in 000's)

	Year Ended December 31,
	2003	2002	2001
Operating Activities:
Net Income	$33,164	$29,855	$27,402
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	4,511	4,372	4,396
Amortization of originated mortgage servicing rights	804	307	186
Amortization of investment security premiums, net	4,204	4,019	1,533
Amortization of deferred loan fees	687	(78)	(348)
Amortization of intangible assets	1,121	1,072	296
(Gain) loss on sale of investments	(40)	(17)	(56)
Originations of loans held for sale	(222,486)	(156,606)	(84,297)
Proceeds from sales of loans held for sale	235,021	148,661	70,866
Gain on sale of loans held for sale	(3,385)	(1,011)	(173)
(Benefit)/Provision for credit losses	(969)	600	4,100
Deferred tax (benefit) charge	1,814	(738)	1,389
Increase in other intangibles	—	(901)	(779)
Decrease (increase) in accrued interest	(485)	(636)	697
Decrease (increase) in other assets	(2,938)	3,845	(1,856)
(Decrease) increase in accrued interest payable and other liabilities	(1,257)	(1,307)	(2,103)

Net cash provided by operating activities	49,766	31,437	21,253

Investing Activities:
Proceeds from sales and maturities of securities	137,567	112,811	137,709
Purchases of securities	(275,591)	(263,089)	(159,772)
Net decrease (increase) in loans	(41,427)	46,323	(27,936)
Receipts from real estate investments, net of advances	—	(6)	(5)
Cash acquired in acquisition, net of cash used	9,959	—	45,222
Purchases of premises and equipment	(5,265)	(3,878)	(876)
Proceeds from sales of premises and equipment	10	15	15

Net cash used in investing activities	(174,747)	(107,824)	(5,643)

Financing Activities:
Net increase in deposits	180,684	68,781	99,006
Net (decrease) increase in other borrowings	(3,346)	(6,741)	(12,526)
Cash dividend paid	(11,702)	(9,803)	(8,308)
Proceeds from exercise of stock options	2,284	1,102	714
Purchase of bank stock for retirement	(16,212)	(8,386)	(7,514)

Net cash provided by financing activities	151,708	44,953	71,372

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	26,727	(31,434)	86,982
CASH AND CASH EQUIVALENTS, beginning of year	144,536	175,970	88,988

CASH AND CASH EQUIVALENTS, end of year	$171,263	$144,536	$175,970

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$9,424	$16,678	$26,724
Taxes on income, net	19,136	15,265	12,925
Transfers from loans to other real estate owned	3,279	—	—
ACQUISITIONS
Fair value of tangible assets acquired	$87,484	$—	$285,935
Fair value of core deposit intangible acquired	2,727	—	8,869
Goodwill created in acquisition	14,392	—	32,232
Liabilities assumed	(79,592)	—	(255,536)

Acquisition price, including direct costs	25,011	—	71,500
Less:
Common stock issued	(11,846)	—	(39,900)
Amounts payable to shareholders and other accruals	(203)	—	(416)

Cash paid	(12,962)	—	(31,184)
Cash acquired	22,921	—	76,406

Cash acquired, net of cash paid	$9,959	$—	$45,222

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

        Significant Group Concentrations of Credit Risk:    Most of the Company's activities are with customers located within the three counties of San Luis Obispo, Santa Barbara and Ventura in California. Note 4 below discusses the types of securities that the Company invests in. Note 5 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

        Cash and Cash Equivalents:    For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and securities purchased under agreements to resell, all of which mature within ninety days.

        Securities:    Securities for which the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity securities. Securities which are purchased principally for the purpose of selling them in the near term for a gain are classified as trading securities. Securities not classified as held-to-maturity or trading are classified as available for sale. The Company holds no securities that should be classified as trading securities or held-to-maturity securities. Securities classified as available for sale are reported on the consolidated statements of financial position as of December 31, 2003 and 2002, at their market value. The net unrealized gains or losses for these securities are reported, net of related taxes, in the statements of comprehensive income for the years ended December 31, 2003, 2002 and 2001 and as a separate component of the capital accounts for the years ended December 31, 2003 and 2002.

        In connection with the merger with Americorp (see Note 2 below), Mid-State Bancshares' classified approximately $3.7 million of securities as Available for Sale which were previously categorized as Held to Maturity on Americorp's Statement of Financial Position. In connection with the merger with Ojai Valley Bank (see Note 2 below), Mid-State Bancshares' classified approximately $28.7 million of securities as Available for Sale which were previously categorized as Held to Maturity on Ojai Valley Bank's Statement of Financial Position. These actions were taken in conformance with Mid-State Bancshares' overall asset/liability and investment management policy and are permitted under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        Interest income from the securities portfolio is accrued as earned including the accretion of discounts and the amortization of premiums based on the original cost of each security owned. The accretion of discounts and the amortization of premiums are on a straight-line basis to the expected maturity date of the bond. The gain or loss recognized on any security sold prior to maturity is based on the difference between principal proceeds and this amortized cost. Related income taxes are calculated at current federal and state statutory rates.

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

        Loans:    Loans are stated at face amount, less payments collected and net deferred loan fees. Income is accrued daily as earned. Loan origination costs are netted against loan fees collected and the net amount is deferred in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," and amortized into income over the expected life of the loan. The allowance for loan losses, which is based on estimates, is maintained at a level considered adequate to provide for losses that are considered to be inherent in the portfolio. Ultimate losses may vary from the current estimates. Management reviews these estimates periodically, considers the borrower's financial status, current economic conditions, historical loan loss experience and other factors. As adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

        In determining income recognition on loans, generally no interest is recognized with respect to loans on which a default of interest or principal has occurred for a period of 90 days or more. Consumer loans are typically charged-off when they are 90 days or more past due. Other types of loans are placed on non-accrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that the presumption of collectibility of interest no longer is prudent. When a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed from income. Loans on non-accrual are charged off, or partially charged off, when collection of all, or a portion of, principal is considered doubtful. Payments received on non accrual loans are applied to principal unless the loan has had a partial charge off in which case payment is applied as a recovery to the allowance for loan losses. Once a loan is on non-accrual, it is generally not returned to accrual status until 1) all past due principal and interest payments have been paid, 2) there has been a demonstrated ability to make payments for 6 to 12 months, and 3) there is sufficient collateral supporting the loan.

        Premises and Equipment:    Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the lesser of the estimated useful life of each type of asset or the lease term.

        Other Real Estate Owned:    Other Real Estate Owned (OREO) is comprised of real estate acquired through foreclosure. It is carried at the lower of cost or estimated fair value less estimated costs of disposal.

        Goodwill:    The amounts presented on the Company's consolidated statements of financial position represents the excess of acquisition prices paid over and above the fair market value of net assets acquired. The Company Adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with the terms of SFAS No. 142, on an annual basis, the Company tests its Goodwill for impairment. Goodwill is entirely attributable to the Company's community banking segment, and because the fair market value of Mid-State Bancshares' equity is a safe proxy for the fair market value of the community banking segment, the Company compares its fair market value of equity to its book value. This difference is compared to Goodwill. Provided the excess of fair market value to book value is above the Goodwill amount, there is no impairment of Goodwill.

        Core Deposit Intangible:    The fair market value of core deposits acquired are carried at cost, less accumulated amortization. The amounts carried are included in Core Deposit Intangibles, net, on the consolidated statements of financial position. The amortization of the Core Deposit Intangible (CDI) is computed principally on a straight-line basis over its expected useful life. On an annual basis, the Company tests it CDI for impairment. The amortized CDI is compared to the original amount of CDI booked at the time of the acquisition. This percentage is then compared to the percentage of customers acquired in the acquisition who are still banking with the Bank. Provided the percentage of the CDI does not exceed the percentage of customers who are still banking with the Bank, there is no impairment. The amortization of the CDI may be adjusted from time to time based on the results of this test.

        Accounting for Income Taxes:    Deferred income tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred asset or liability from period to period. The Company estimates its quarterly effective income tax rate based upon a variety of factors, including, but not limited to, the expected revenues for the year and the product mix of revenue, and the ratio of permanent differences to total revenue. Any changes to the estimated rate are made prospectively in accordance with APB 28 "Interim Financial Reporting." Additionally, Management makes estimates as to the amount of reserves, if any, that are necessary for known tax exposures.

        Stock Option Plan:    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for grants under the Plan. Consistent with the methods of SFAS No. 123, pro-forma compensation expense for the Plan is determined based on the fair value at the grant date. Fair values were estimated using the Black-Scholes option-pricing model and pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied, are disclosed in Note 15.

        Recent Accounting Pronouncements:    The Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April of 2002. SFAS No. 145 amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 was effective in fiscal years beginning after May 15, 2002, with certain provisions effective for financial statements issued on or after May 15, 2002, with early adoption permitted. The adoption of SFAS No. 145 did not have a material impact on its results of operations and financial position.

        The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June of 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early adoption permitted. The adoption of SFAS No. 146 did not have a material impact on the Company's results of operations and financial position.

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

        In November of 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 were effective for financial statements of periods that end after December 15, 2002, and the provisions for initial recognition and measurement were effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Adoption did not have a material impact on the Company's results of operations and financial position.

        The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" in December of 2002. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123. SFAS No. 148 was effective for fiscal years ending after December 15, 2002. The Company adopted SFAS No. 148 on December 15, 2002 and adoption did not have a material impact on its results of operations and financial position. The effect of SFAS No. 148 is displayed in Note 15 below.

        In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and ii) the equity investors lack an essential characteristic of a controlling financial interest. FIN No. 46 was initially effective for all financial statements issued on or after February 1, 2003, but subsequently the adoption date was deferred to January 1, 2004. Management believes that the adoption of FIN No. 46 will not have a material impact on the Company's results of operations and financial position.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's results of operations and financial position.

        The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" in May of 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations and financial position.

        The FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Postretirement Benefits" in December of 2003. SFAS No. 132 requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2003, the Company has disclosed the required elements related to its defined benefit pension plan in Note 16 to these consolidated financial statements.

        Reclassifications:    Certain items in the consolidated financial statements for 2002 and 2001 were reclassified to conform to the 2003 presentation.

2. Mergers

Ojai Valley Bank

        On October 31, 2003, Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust acquired 100 percent of the outstanding common stock of Ojai Valley Bank. The results of Ojai Valley Bank's operations have been included in the consolidated financial statements since that date. Ojai Valley Bank was a community bank that served the communities of Ojai and Oak View in Ventura County. The merger gives Mid-State Bank & Trust two new offices in Ventura County.

        The aggregate purchase price was $25.0 million, including $11.8 million in cash paid to Ojai Valley Bank shareholders, $11.8 million in Mid-State Bancshares' common stock issued and $1.3 million for other merger related expenses. The value of the 498,153 shares issued was determined based on the average closing market price of Mid-State Bancshares' common stock over the twenty consecutive trading days that Mid-State Bancshares' stock traded ending October 24, 2003. The average price of Mid-State Bancshares' stock over that period was $23.78. The merger was accounted for utilizing the purchase method of accounting.

        A pro forma summary of revenue, net income and earnings per share, as if the merger was in effect at the beginning of each period, is presented below. This summary specifically excludes any expense savings achieved as a result of the merger. Adjustments have been made to reflect the amortization of the core deposit intangible and the loss of interest on cash utilized to complete the merger. These results are not included in the financial statements included herein. Figures are in thousands.

	(unaudited) For the Year Ended December 31,
	2003	2002	2001
Pro Forma Interest and Non Interest Income:
Combined Mid-State Bancshares and Ojai Valley Bank	$138,789	$139,043	$143,012
Pro Forma Net Income:
Combined Mid-State Bancshares and Ojai Valley Bank	$32,728	$30,637	$27,993
Pro Forma Earnings Per Share—Basic	$1.37	$1.25	$1.22
Pro Forma Earnings Per Share—Diluted	$1.35	$1.21	$1.18

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, October 31, 2003 (in 000's).

Cash and Due From Banks	$4,731
Federal Funds Sold	18,190
Securities, net	33,423
Loans, Net	30,407
Goodwill (A)	14,392
Other Intangibles (B)	2,727
Other Assets	733

Total Assets Acquired	104,603

Total Deposits	(78,800)
Other Liabilities	(792)

Total Liabilities Assumed	(79,592)
Net Assets Acquired	$25,011

(A)
Goodwill is completely attributable to the Community Banking segment of the Company and is not deductible for tax purposes.

(B)
The entire amount displayed is attributable to a Core Deposit Intangible which is being amortized over its expected useful life of 9.00 years, i.e. through October 31, 2012.

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

        A pro forma summary of revenue, net income and earnings per share, as if the merger was in effect at the beginning of each period, is presented below. This summary specifically excludes any expense savings achieved as a result of the merger. Adjustments have been made to reflect the amortization of the core deposit intangible and the loss of interest on cash utilized to complete the merger. These results are not included in the financial statements included herein. Pro forma information for 2003 and 2002 are not presented since the merger was completed in 2001. Figures are in thousands.

(unaudited) For the Year Ended December 31, 2001
Pro Forma Interest and Non Interest Income:
Combined Mid-State Bancshares and Americorp	$154,174
Pro Forma Net Income:
Combined Mid-State Bancshares and Americorp	$26,312
Pro Forma Earnings Per Share—Basic	$1.08
Pro Forma Earnings Per Share—Diluted	$1.05

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

3. Cash Reserves

        The average reserve balances required to be maintained by the Federal Reserve Bank were approximately $13.1 million and $24.2 million at December 31, 2003 and 2002, respectively.

4. Securities

        A summary of investment securities owned is as follows:

December 31, 2003
(amounts in 000's) Securities Available For Sale	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$83,397	$289	$(84)	$83,602
Securities of U.S. government agencies and corporations	287,224	4,716	(503)	291,437
Mortgage backed securities	7,126	620	—	7,746
Obligations of states and political subdivisions	362,332	15,333	(559)	377,106
Other investments	14,123	665	—	14,788

TOTAL	$754,202	$21,623	$(1,146)	$774,679

December 31, 2002
(amounts in 000's) Securities Available For Sale	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$26,101	$497	$—	$26,598
Securities of U.S. government agencies and corporations	228,653	6,472	(23)	235,102
Mortgage backed securities	5,842	106	—	5,948
Obligations of states and political subdivisions	309,236	14,396	(175)	323,457
Other investments	17,087	793	(2)	17,878

TOTAL	$586,919	$22,264	$(200)	$608,983

        The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003.

	Less than 12 months		12 months or more		Total
(amounts in 000's)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury securities	$30,903	$(84)	$—	$—	$30,903	$(84)
Securities of U.S. government agencies and corporations	87,777	(503)	—	—	87,777	(503)
Mortgage backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	27,380	(559)	—	—	27,380	(559)
Other investments	—	—	—	—	—	—

TOTAL	$146,060	$(1,146)	$—	$—	$146,060	$(1,146)

        Securities having a fair value of $102,828,000 and $100,035,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes as required by law.

        Proceeds from maturities, calls, partial pay-downs and/or sales of securities were $137,567,000, $112,811,000, and $137,709,000 for the years ended 2003, 2002, and 2001, respectively. Gross gains of

$46,000, $27,000, and $155,000 and gross losses of $6,000, $10,000, and $99,000 were realized on that activity for the years ended 2003, 2002, and 2001, respectively.

        The amortized cost and market value of securities at December 31, 2003 and 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available For Sale
(dollars in 000's) December 31, 2003	Cost Basis	Market Value
Due in one year or less	$121,094	$123,056
Due after one year to five years	422,199	479,947
Due after five years to ten years	208,102	169,315
Due after ten years	2,807	2,361

Total	$754,202	$774,679

	Available For Sale
December 31, 2002	Cost Basis	Market Value
Due in one year or less	$135,112	$138,258
Due after one year to five years	300,702	311,289
Due after five years to ten years	144,681	153,023
Due after ten years	6,424	6,413

Total	$586,919	$608,983

5. Loans and Allowance for Loan Losses

The loan portfolio consists of the following:

	December 31,
(dollars in 000's)
	2003	2002
Construction and development loans	$241,238	$214,595
Real estate loans	568,486	528,238
Home equity credit lines	91,016	74,278
Installment loans	25,635	27,226
Cash reserve	7,492	3,511
Agricultural production	33,313	29,996
Commercial, other	191,907	213,175

	1,159,087	1,091,019

Less allowance for loan losses	(16,063)	(17,370)
Less deferred loan fees, net	(4,155)	(3,468)

TOTAL LOAN PORTFOLIO	$1,138,869	$1,070,181

        At December 31, 2003, $900,740,000 of the Bank's portfolio was collateralized by various forms of real estate. The Company attempts to reduce its concentration of credit risk by making loans, which are diversified by project type and geographic locations throughout the Central Coast of California. While management of the Company believes that the collateral presently securing this portfolio is adequate, there can be no assurances that a deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

        Loans on non-accrual status totaled $12,312,000 and $16,748,000 at December 31, 2003 and 2002, respectively. The bank had no loans past due 90 days or more and still accruing interest at December 31, 2003 and 2002. If interest income on non-accrual loans had been recorded as originally scheduled, approximately $1,731,761, $1,103,794, and $671,589 of additional interest income would have been recorded for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, there was no interest income which was recognized for loans on non-accrual during 2003, 2002, or 2001.

        A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on non-accrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest from other loans in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired. Certain impaired loans are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as non-accrual and $629,093, $401,277 and $774,251 in interest was recognized from these loans during 2003, 2002 and 2001, respectively.

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

	December 31,
(dollars in 000's)
	2003	2002
Loans identified as impaired at year end	$20,107	$18,689
Impaired loans for which a valuation allowance has been determined	10,490	2,592
Amount of valuation allowance	2,164	518
Impaired loans for which no valuation allowance was determined necessary	9,617	16,096

        The average amount of the recorded investment in impaired loans during the years ended December 31, 2003, 2002 and 2001 was approximately $19,304,000, $10,937,000 and $8,579,000, respectively.

        The valuation allowance reported above is determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

        The Company also provides an allowance for losses for (1) loans that while not individually identified as being currently impaired, are internally evaluated as having a relatively higher level of credit risk and (2) losses inherent in the balance of the loan portfolio which have not been specifically identified as of the year-end. The allowance is based on review of individual loans, historical trends, current economic conditions, and other factors. The allowance for loan losses consists of an amount allocated to loans which are impaired, a statistically allocated portion and an unallocated portion. The total of these components is considered adequate to provide for losses which can be reasonably anticipated.

        The allowance for loan losses is netted against loans on the Statements of Financial Position for December 31, 2003 and 2002. A summary of the changes in the allowance account is as follows:

	December 31,
(dollars in 000's)
	2003	2002	2001
Balance at beginning of year:
Allowance for loan losses	$17,370	$19,073	$10,920
Allowance for losses—unfunded commitments	1,771	1,586	2,360

Total allowance for losses at beginning of year	19,141	20,659	$13,280
(Reductions in) additions to the allowance for loan losses (credited to) charged to expense	(969)	600	4,100
Provision for losses—unfunded commitments charged to expense	170	—	—
Loans charged off	(1,894)	(2,838)	(2,914)
Recoveries of loans previously charged off	1,165	720	729
Adjustment—Acquired through Merger	391	—	5,464

TOTAL ALLOWANCE FOR LOSSES—END OF YEAR	$18,004	$19,141	$20,659

Allowance for loan losses	$16,063	$17,370	$19,073
Allowance for losses—unfunded commitments	1,941	1,771	1,586

TOTAL ALLOWANCE FOR LOSSES—END OF YEAR	$18,004	$19,141	$20,659

        An analysis of loans and leases to directors and executive officers is as follows:

	December 31,
(dollars in 000's)
	2003	2002
Balance, at beginning of year	$1,189	$14,082
Additional loans and leases made	180	587
Payments received and other adjustments	(123)	(13,480)

BALANCE AT END OF YEAR	$1,246	$1,189

        These loans were made in the ordinary course of the Bank's business and, in management's opinion, were made at prevailing rates and terms. In addition, there were un-funded commitments to loan up to an additional $2,252,000 in extensions of credit to directors and executive officers at year-end.

6. Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
(dollars in 000's)
	2003	2002
Land	$7,035	$7,170
Buildings	29,097	27,412
Furniture and equipment	24,877	22,581
Construction and equipment purchases in progress	2,560	2,097

	63,569	59,260
Less—Accumulated depreciation and amortization	(37,244)	(33,918)

TOTAL PREMISES AND EQUIPMENT	$26,325	$25,342

        Depreciation and amortization included in occupancy expenses was $4,511,000, $4,372,000, and $4,396,000 in 2003, 2002 and 2001, respectively, based on the following estimated useful lives:

Buildings	20-40 years
Furniture and equipment	3-20 years

        Total rental expense for banking premises was $1,573,000, $1,548,000, and $910,000, in 2003, 2002 and 2001, respectively. As of December 31, 2003 the approximate minimum future lease rentals payable under non-cancelable lease contracts for bank premises were as follows (dollars in 000's):

Year
2004	$1,885
2005	1,785
2006	1,724
2007	1,629
2008	1,379
Thereafter	5,375

TOTAL LEASE COMMITMENTS	$13,777

7. Goodwill and Core Deposit Intangible Assets

        In 2003, additional Goodwill in the amount of $14.4 million was created as a result of the merger with Ojai Valley Bank. Additional Goodwill in the amount of $32.2 million was created in 2001 as a result of the merger with Americorp.

        The following table presents net income and basic and diluted earnings per common share, adjusted to reflect results as if the non-amortization provisions of SFAS 142 had not been in effect for the periods presented (dollars in 000's).

	2003	2002	2001
Net Income:
Reported net income	$33,164	$29,855	$27,402
Less: Amortization of Goodwill, net of taxes	(2,390)	(2,279)	(537)

Adjusted Net Income	$30,774	$27,576	26,865

Basic earnings per share:
Reported basic earnings per share	$1.41	$1.25	$1.22
Less: Amortization of Goodwill, net of taxes	(0.10)	(0.10)	(0.02)

Adjusted basic earnings per share	$1.31	$1.15	$1.20

Diluted earnings per share:
Reported diluted earnings per share	$1.40	$1.20	$1.18
Less: Amortization of Goodwill, net of taxes	(0.10)	(0.09)	(0.02)

Adjusted diluted earnings per share	$1.30	$1.11	$1.16

        The following is a summary of the Company's core deposit intangible assets. Figures are in thousands.

	Dec. 31, 2003			Dec. 31, 2002
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangible	$11,596	($2,491)	$9,107	$8,870	($1,369)	$7,501

        The aggregate amount of amortization expense of the core deposit intangible assets is as follows ($ in 000's):

	2003	2002	2001
Amortization of Core Deposit Intangible	$1,122	$1,072	$297

        The projected amortization expense for the core deposit intangible assets, assuming no further acquisitions or dispositions, is approximately $1.4 million per year over the next five years.

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

  Loans Held for Sale and Loans, net

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

  Commitments to Extend Credit and Letters of Credit

  Commitments to extend credit and letters of credit are written at current market rates. The Company does not anticipate any interest rate or credit factors that would affect the fair value of commitments or letters of credit outstanding at December 31, 2003.

  Accrued Interest Payable

  For accrued interest payable, the carrying amount is a reasonable estimate of fair value.

  The estimated fair values of the Company's financial instruments are as follows:

	2003		2002
(dollars in 000's)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$123,763	$123,763	$128,036	$128,036
Fed funds sold	47,500	47,500	16,500	16,500
Investment securities	774,679	774,679	608,983	608,983
Loans held for sale	13,410	13,545	22,560	22,785
Loans, net	1,138,869	1,153,972	1,070,181	1,151,394
Accrued interest receivable	12,174	12,174	11,689	11,689
Financial liabilities:
Deposits	1,912,431	1,908,307	1,652,947	1,651,622
Other borrowings	7,627	7,627	10,973	10,973
Accrued interest payable	274	274	450	450

9. Deposits

        Deposits are insured up to $100,000 per member by the Federal Deposit Insurance Corporation (FDIC). The following is a breakdown by type and maturity at year-end of the Bank's deposits:

December 31, 2003
(dollars in 000's)	No Contractual Maturity	Three Months or Less	After 3 Months, to 12 Months	After One Year	Total
Demand Deposits	$487,624	$—	$—	$—	$487,624
Savings, Money Market and NOW Accounts	1,024,207	—	—	—	1,024,207
Time Deposits—$100,000 or more	—	81,167	63,161	11,220	155,548
Time Deposits—Under $100,000	—	91,818	114,936	38,298	245,052

Total	$1,511,831	$172,985	$178,097	$49,518	$1,912,431

December 31, 2002
(dollars in 000's)	No Contractual Maturity	Three Months or Less	After 3 Months, to 12 Months	After One Year	Total
Demand Deposits	$390,212	$—	$—	$—	$390,212
Savings, Money Market and NOW Accounts	863,142	—	—	—	863,142
Time Deposits—$100,000 or more	—	74,324	64,848	10,629	149,801
Time Deposits—Under $100,000	—	91,891	123,441	34,460	249,792

Total	$1,253,354	$166,215	$188,289	$45,089	$1,652,947

10. Income Taxes

        The current and deferred amounts of the provision for taxes in the years ended December 31, were:

(dollars in 000's)	2003	2002	2001
Federal:
Current	$10,942	$10,937	$9,753
Deferred	1,285	613	1,433

Total Federal Taxes	12,227	11,550	11,186

State:
Current	4,958	5,693	3,388
Deferred	529	(1,351)	(44)

Total State Taxes	5,487	4,342	3,344

TOTAL FEDERAL AND STATE TAX EXPENSE	$17,714	$15,892	$14,530

        The provision for taxes on income differed from the amounts computed using the federal statutory rate of 35 percent as follows:

(dollars in 000's)	2003	2002	2001
Tax expense at federal statutory tax rate	$17,807	$16,012	$14,676
State income tax expense, net of federal benefit	3,567	2,791	2,125
Tax savings from exempt investment and loan income	(3,880)	(3,030)	(2,245)
Other, net	220	119	(26)

TOTAL TAX EXPENSE	$17,714	$15,892	$14,530

        The principal items giving rise to deferred taxes were:

(dollars in 000's)	2003	2002	2001
Allowance for loan losses	$409	$86	$(1,142)
Gain on loan workouts	—	—	1,205
Real estate joint ventures	(53)	20	(21)
Deferred compensation	5	153	106
State income taxes	1,246	(283)	444
Capital loss carryforward	—	248	65
Reversal of valuation allowance	—	(248)	—
Depreciation	1,011	(611)	34
Securities—discount accretion	(153)	(136)	20
Accrued liabilities and other, net	279	1,063	189
Accrued compensation	(9)	125	489
Credit carryovers	(1,027)	(1,155)	—
Purchase accounting adjustments	2,077	—	—

TOTAL DEFERRED TAXES	$3,785	$(738)	$1,389

        As of December 31, the deferred tax assets and liabilities, which include the deferred tax asset acquired in the Americorp transaction, are as follows:

(dollars in 000's)	2003	2002	2001
Assets:
Allowance for loan losses	$7,444	$7,853	$7,939
Gain on loan workouts	167	167	167
Deferred compensation	2,253	2,257	2,410
Merger related expenses	226	226	226
State income taxes	1,357	1,449	1,166
Capital loss carryforward	—	—	248
Accrued liabilities and other, net	—	—	644
Securities—discount accretion	299	147	11
Accrued compensation	115	107	232
Credit carryovers	1,027	1,155	—

Total Assets	12,888	13,361	13,043

Liabilities:
Real estate joint ventures	(619)	(672)	(652)
Depreciation and amortization	(1,227)	(216)	(827)
Securities—discount accretion	—	—	—
Mark-to-market adjustment	(293)	(293)	(293)
Accrued liabilities and other, net	(696)	(419)	—
Purchase accounting adjustments	(2,077)	—	—

Total Liabilities	(4,912)	(1,600)	(1,772)

Valuation Allowance	—	—	(248)
Net deferred tax asset before tax effect of unrealized gain on securities available for sale	7,976	11,761	11,023
Tax effect of unrealized gain on securities available for sale	(8,200)	(8,826)	(4,280)

DEFERRED TAX ASSET, NET	$(224)	$2,935	$6,743

        The net deferred tax asset above is included in Other Assets on the Consolidated Statements of Financial Position. As of December 31, 2003, the Company has State tax credit carryforwards of $1,027,000 for financial reporting purposes. There are no alternative minimum tax credit carryforwards for tax purposes. A valuation allowance, which was zero at December 31, 2003, provides for deferred taxes that are not anticipated to be offset by taxable income projected for the next 12 months. A valuation allowance is based on estimates by Management that can change over time.

11. Other Borrowings

        The Company has obtained first trust deed mortgage financing for several of the properties and investments that they own. Mortgages payable totaled $31,000 and $70,000 at December 31, 2003 and 2002, respectively. Other borrowings also include borrowings under the Treasury Tax and Loan note account of $5,595,000 and $8,903,000 at December 31, 2003 and 2002, respectively. Federal Home Loan borrowings remained at $2,000,000 for both 2003 and 2002.

        The Company has unused commitments to borrow Federal Funds from certain correspondent banks and the Federal Home Loan Bank. As of December 31, 2003 and 2002, these unused lines amounted to $103,669,476 and $112,090,210, respectively. The Company has not had to borrow under any of these commitments in either 2002 or 2003.

12. Commitments and Contingencies

        At December 31, 2003 and 2002, the Company was contingently liable for letter of credit accommodations made to its customers totaling $31,022,000 and $39,431,000, respectively. At December 31, 2003 and 2002, the Company also had undisbursed loan commitments in the amount of $523,444,000 and $436,730,000, respectively.

        Letters of credit are issued in connection with agreements made by customers to counterparties. Terms of these letters of credit are generally for one year and may or may not be collateralized by receivables or other assets. If the customer fails to comply with the agreement, the counterparty may enforce the letter of credit as a remedy. Credit risk arises from the possibility that the customer may not be able to repay the Company. The notional amount of the letter of credit accommodations represents the maximum amount of future cash payments.

        Many of the commitments are expected to expire without being drawn upon. Accordingly, the total outstanding commitment amount does not necessarily represent future cash requirements. The Company does not anticipate any significant losses as a result of these transactions. Provision has been made for losses which may be sustained in the fulfillment of, or from an inability to fulfill, any commitments. This provision is included in the Allowance for Losses—Unfunded Commitments on the Consolidated Statements of Financial Position.

        The Company is involved in litigation of a routine nature which is being handled and defended in the ordinary course of the Company's business. In the opinion of management, based in part on the advice of legal counsel, the resolution of this litigation will not have a material impact on the Company's financial condition or results of operations.

13. Earnings Per Share

        Earnings per share (EPS) have been computed in 2003, 2002 and 2001, based on the weighted average number of shares outstanding each year of 23,443,000, 23,962,000, and 22,452,000, respectively. Average outstanding shares in 2001 reflect the fact that on January 26, 2001, the Company declared a 2 for 1 stock split. All EPS and share data have been retroactively restated taking into account this split.

        The following is a reconciliation of the numerators and denominators used in the calculation of basic EPS and diluted EPS for the years ended December 31.

(figures in 000's except per share data)	Earnings	Weighted Average Shares Outstanding	EPS
2003
Basic Earnings Per Share:
Net Income available to Common Stockholders	$33,164	23,443	$1.41
Effect of Dilutive Securities:
Stock Options		319
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$33,164	23,762	$1.40
2002
Basic Earnings Per Share:
Net Income available to Common Stockholders	$29,855	23,962	$1.25
Effect of Dilutive Securities:
Stock Options		875
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$29,855	24,837	$1.20
2001
Basic Earnings Per Share:
Net Income available to Common Stockholders	$27,402	22,452	$1.22
Effect of Dilutive Securities:
Stock Options		800
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$27,402	23,252	$1.18

14. Capital Accounts

        The Company declared cash dividends during 2003 of $11,702,000. The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of (1) the bank's undivided profits or (2) the bank's net income for its last three fiscal years less the amount of any distributions made by the bank during such period. The Bank paid cash dividends to the Holding Company in 2003, 2002 and 2001 of $89,813,000 which the Company needed to pay its regular cash dividends, as well as, to execute the Company's common stock repurchase plan and to complete the merger with Americorp in 2001. Due to the technical restriction in the California Financial Code, the Bank could have made additional cash dividends totaling $1,764,000 at December 31, 2003. The Bank has requested, and the Federal Deposit Insurance Corporation and State Department of Financial Institutions have both agreed, to allow the Bank to pay dividends in 2004 of up to $20,500,000 to the Holding Company.

15. Stock Options

        Options are granted at a price not less than the fair market value of the stock at the grant date. Options are exercisable and expire as determined by the Board of Directors. However, options expire no later than ten years from the date of grant. The Plan provides for issuance of up to 3,000,000 shares of common stock and is subject to termination as determined by the Board of Directors. As of December 31, 2003, 1,900,267 shares are currently under option. The shares are exercisable at prices ranging from $5.38 to $25.79. There were 172,096 shares exercised during 2003 and 85,866 and 73,446 shares exercised in 2002 and 2001, respectively.

        The Bank applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for grants under the Plan. Consistent with the methods of SFAS No. 123, pro-forma compensation expense for the Plan is determined based on the fair value at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yields ranging from 2.02% to 2.84%, expected volatility of 25%, risk-free interest rates ranging from 2.34% to 4.81% and expected lives of five years. The Bank's net income and earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been reduced to pro forma amounts indicated below:

(dollars in 000's except per share data)	2003	2002	2001
Net income to common shareholders:
As reported	$33,164	$29,855	$27,402
Pro forma	$31,546	$28,432	$26,115
Net income per common and common share equivalent:
Basic earnings per share:
As reported	$1.41	$1.25	$1.22
Pro forma	$1.35	$1.19	$1.16
Diluted earnings per share:
As reported	$1.40	$1.20	$1.18
Pro forma	$1.33	$1.14	$1.12

        A summary of the Company's stock options as of December 31, 2003, 2002 and 2001, and changes during the periods then ended, is presented below:

	Options	Weighted Average Exercise Price	Per Share Price Ranges
2003
Outstanding at Beginning of Year	1,877,866	$15.03	$5.375-$20.05
Granted during Year	257,413	$18.61	$16.90-$25.79
Exercised/Forfeited during Year	(235,012)	$13.94	$5.375-$18.21

Outstanding at End of Year	1,900,267	$15.65	$5.375-$25.79
Exercisable at End of Year	1,120,705	$14.82	$5.375-$20.05
Range of Expiration Dates	7/10/2008 to 12/17/2013
Shares Available for Future Grant	584,941
2002
Outstanding at Beginning of Year	1,871,514	$14.69	$5.375-$18.00
Granted during Year	238,529	$17.19	$14.50-$20.05
Exercised/Forfeited during Year	(232,177)	$14.53	$5.375-$18.00

Outstanding at End of Year	1,877,866	$15.03	$5.375-$20.05
Exercisable at End of Year	982,570	$14.31	$5.375-$18.00
2001
Outstanding at Beginning of Year	1,627,526	$14.61	$5.375-$18.00
Granted during Year	420,644	$14.06	$6.870-$17.50
Exercised/Forfeited during Year	(176,656)	$12.45	$5.375-$16.25

Outstanding at End of Year	1,871,514	$14.69	$5.375-$18.00
Exercisable at End of Year	789,569	$13.79	$5.375-$18.00

        A summary of the Company's stock options outstanding and exercisable as of December 31, 2003 by price range is presented below:

Range of Exercise Prices	Total Amount Outstanding	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$5.1581 - $7.7370	57,144	2.5	$5.39	57,144	$5.39
$7.7371 - $10.3160	—	—	—	—	—
$10.3161 - $12.8950	75,542	3.6	$11.60	64,342	$11.48
$12.8951 - $15.4740	729,039	5.7	$14.58	544,514	$14.68
$15.4741 - $18.0530	944,542	7.0	$16.81	448,305	$16.62
$18.0531 - $20.6320	43,000	8.7	$19.11	6,400	$18.90
$20.6321 - $23.2110	18,000	9.7	$22.26	—	—
$23.2111 - $25.790	33,000	9.9	$25.27	—	—
Total	1,900,267	6.3	$15.65	1,120,705	$14.82

16. Employee Benefits

        The Company offers a combination qualified profit sharing plan (the "Profit Sharing Plan") and a savings and retirement plan designed to comply with Internal Revenue Service Code Section 401(k) (the "401(k) Plan") to substantially all employees. The Company's contributions to the Profit Sharing and 401(k) Plans for the years ended December 31, 2003, 2002, and 2001 were $2,665,000, $2,291,000, and $2,064,000, respectively.

        A bonus is paid to selected employees who exceed certain goals under formulas established at the start of the year. Included in employee benefits expense for 2003, 2002 and 2001 was a charge of $3,400,000, $1,772,000, and $1,621,000, respectively, which was accrued during those years and paid in the following year under the Incentive Reward System. Employees receiving bonuses under this program in 2003 ranged from 2.60% of their salary to as much as 79.0% of their salary.

        The Company has postretirement obligations to certain of the former employees of acquired institutions. The liability for these obligations is included within Other Liabilities on the consolidated statement of financial position and amounted to $1,318,816 and $1,167,104 at December 31, 2003 and 2002, respectively. The amount of employee benefit expense accrued under these obligations amounted to $60,530, $43,675 and $26,164 in 2003, 2002, and 2001, respectively. Generally, these obligations amount to a fixed payment to these individuals for 10 to 15 years upon reaching their defined retirement age.

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

        As of December 31, 2003, the latest regulatory examinations indicated that, Mid-State Bancshares and Mid-State Bank & Trust were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Mid-State Bancshares and Mid-State Bank & Trust must maintain minimum total risk-based, Tier One risk-based and Tier One Leverage ratios as set forth in the following table. There are no conditions or events that Management believes have changed Mid-State Bancshares' and Mid-State Bank & Trust's category. The actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the following table:

					To be Considered Well Capitalized For Capital Adequacy Purposes
			For Capital Adequacy Purposes
	Actual
(dollars in 000's)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid-State Bancshares—Consolidated:
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$221,118	15.0%	$118,119	8.0%	$147,648	10.0%
Tier One Capital (to Risk Weighted Assets)	$203,114	13.8%	$59,059	4.0%	$88,589	6.0%
Tier One Capital (to Average Assets)	$203,114	9.6%	$84,562	4.0%	$105,702	5.0%
As of December 31, 2002:
Total Capital (To Risk Weighted Assets)	$216,820	16.0%	$108,661	8.0%	$135,826	10.0%
Tier One Capital (to Risk Weighted Assets)	$199,815	14.7%	$54,330	4.0%	$81,496	6.0%
Tier One Capital (to Average Assets)	$199,815	10.6%	$75,702	4.0%	$94,628	5.0%
Mid-State Bank & Trust—Only:
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$217,268	14.7%	$118,119	8.0%	$147,648	10.0%
Tier One Capital (to Risk Weighted Assets)	$199,264	13.5%	$59,059	4.0%	$88,589	6.0%
Tier One Capital (to Average Assets)	$199,264	9.4%	$84,578	4.0%	$105,723	5.0%
As of December 31, 2002:
Total Capital (To Risk Weighted Assets)	$213,614	15.7%	$108,661	8.0%	$135,826	10.0%
Tier One Capital (to Risk Weighted Assets)	$196,609	14.5%	$54,330	4.0%	$81,496	6.0%
Tier One Capital (to Average Assets)	$196,609	10.4%	$75,784	4.0%	$94,730	5.0%

18. Reportable Business Segments

        Reportable business segments are determined using the "management approach" and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. Presently, the Company is segregated into three reportable business segments, Community Banking, Mid Coast Land Company, and Trust Services.

        The Community Banking business segment consists of commercial and retail banking. This segment is managed as a single strategic unit that derives its revenues from a wide range of banking services, including lending and investing activities, acceptance of demand, savings, and time deposits, and mortgage servicing. As previously noted, Mid Coast Land Company engages in real estate investment activities. Trust Services commenced operations on January 2, 2001. The operation provides custody services, investment management and trust-related services such as trustee for trust accounts, estate settlement services, guardianships and conservatorships.

        Below is a summary statement of income and certain selected financial data for each of the three years ended December 31, 2003. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments which may influence relative results, most notably, allocations of various types of overhead and administrative costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

	Community Banking			Mid Coast Land Company			Trust Services
(dollars in 000's)
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Interest Income	$105,239	$109,318	$113,988	$1	$14	$14	$—	$—	$—
Interest Expense	9,699	16,381	26,480	—	—	—	—	—	—

Net Interest Income	95,540	92,937	87,508	1	14	14	—	—	—
Provision	(969)	600	4,100	—	—	—	—	—	—
Non Interest Income	27,715	23,872	22,603	678	68	581	666	381	70
Non Interest Expense	73,735	70,110	64,238	123	206	52	833	609	454

Pre-Tax Income	$50,489	$46,099	$41,773	$556	$(124)	$543	$(167)	$(228)	$(384)

Ending Total Assets (in millions)	$2,199	$1,925	$1,844	$10	$10	$10	$—	$—	$—

	Mid-State Bancshares
	2003	2002	2001
Interest Income	$105,240	$109,332	$114,002
Interest Expense	9,699	16,381	26,480

Net Interest Income	95,541	92,951	87,522
Provision	(969)	600	4,100
Non Interest Income	29,059	24,321	23,254

Non Interest Expense	74,691	70,925	64,744

Pre-Tax Income	$50,878	$45,747	$41,932

Ending Assets (in millions)	$2,209	$1,935	$1,854

19. Quarterly Financial Data

       The following table presents condensed consolidated statements of income for each of the quarters covering the past two years (unaudited—in 000's):

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Interest Income	$25,865	$26,207	$26,643	$26,525	$105,240
Interest Expense	2,834	2,568	2,157	2,140	9,699

Net Interest Income	23,031	23,639	24,486	24,385	95,541
Provision for loan losses	110	150	—	(1,229)	(969)
Non-interest income	6,914	7,484	7,838	6,823	29,059
Non-interest expense	18,375	18,026	18,589	19,701	74,691

Income before taxes	11,460	12,947	13,735	12,736	50,878
Taxes	4,017	4,587	4,760	4,350	17,714

Net Income	$7,443	$8,360	$8,975	$8,386	$33,164

Earnings Per Share:
—Basic	$0.32	$0.36	$0.39	$0.36	$1.41
—Diluted	$0.30	$0.34	$0.37	$0.35	$1.40

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Interest Income	$27,856	$27,205	$27,164	$27,107	$109,332
Interest Expense	4,790	4,167	4,020	3,404	16,381

Net Interest Income	23,066	23,038	23,144	23,703	92,951
Provision for loan losses	300	300	—	—	600
Non-interest income	5,983	5,744	6,175	6,419	24,321
Non-interest expense	17,887	17,330	18,267	17,441	70,925

Income before taxes	10,862	11,152	11,052	12,681	45,747
Taxes	3,962	3,998	3,966	3,966	15,892

Net Income	$6,900	$7,154	$7,086	$8,715	$29,855

Earnings Per Share:
—Basic	$0.29	$0.30	$0.29	$0.37	$1.25
—Diluted	$0.28	$0.29	$0.28	$0.35	$1.20

20. Parent Company Financial Information

        Condensed financial information of Mid-State Bancshares (parent only) follows:

Condensed Balance Sheets

	December 31,
(dollars in 000's)
	2003	2002
ASSETS
Cash	$3,317	$2,985
Investment in Mid-State Bank & Trust	271,767	253,534
Other Assets	—	—

Total Assets	$275,084	$256,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividend Payable	$3,062	$2,606
Accrued Liabilities	(532)	(222)

Total Liabilities	2,530	2,384
Stockholders' Equity	272,554	254,135

Total Liabilities and Stockholders' Equity	$275,084	$256,519

Condensed Income Statements

	December 31,
	2003	2002	2001
Equity in earnings of subsidiaries:
Undistributed	$7,348	$13,589	$(18,092)
Dividends	26,245	16,607	45,880
Operating Expenses	(739)	(563)	(666)
Income Tax Benefit	310	222	280

Net Income	$33,164	$29,855	$27,402

Condensed Statements of Cash Flows

	December 31,
	2003	2002	2001
Cash flows from operation activities:
Net Income	$33,164	$29,855	$27,402
Adjustments to reconcile net income to net cash provided by operating activities:
Net undistributed earnings of Bank	(7,348)	(13,589)	18,092
Net change in accrued liabilities	(310)	(48)	(2,595)
Net change in other assets	—	5	20

Net cash provided by operating activities	25,506	16,223	42,919

Net Cash Flow from Investing Activities	—	—	—

Net Cash Flows from Financing Activities:
Proceeds from stock options	2,284	1,102	714
Payment to purchase common stock	(16,212)	(8,386)	(7,514)
Dividends paid by parent	(11,246)	(9,607)	(7,880)
Other	—	—	(26,737)
Net cash used in financing activities	(25,174)	(16,891)	(41,417)

Net Increase (Decrease) in Cash	332	(668)	1,502
Cash, beginning of year	2,985	3,653	2,151

Cash, at end of year	$3,317	$2,985	$3,653

Management Statement

        Mid-State Bancshares is responsible for the preparation, integrity, and fair presentation of its published consolidated financial statements as of December 31, 2003 and the year then ended. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts, some of which are based on judgments and estimates of management.

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

        Management assessed its internal control structure over financial reporting as of December 31, 2003. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, management believes that Mid-State Bancshares maintained an effective internal control structure over financial reporting as of December 31, 2003.

Compliance With Laws and Regulations

        Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

        Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Mid-State Bancshares complied, in all significant aspects, with the designated laws and regulations relating to safety and soundness for the year ended December 31, 2003.

/s/ JAMES W. LOKEY James W. Lokey President	/s/ JAMES G. STATHOS James G. Stathos Executive Vice President Chief Financial Officer

Report of Independent Public Accountants
On Management's Report on Internal Control Structure

To the Board of Directors and Shareholders of Mid-State Bancshares:

        We have examined management's assertion included in the accompanying Management Statement, that mid-state bancshares and its subsidiary maintained effective internal control over financial reporting as of December 31, 2003, based on criteria established in Internal Control—Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO). Mid-State Bancshares and its subsidiary's management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

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

        In our opinion, management's assertion that Mid-State Bancshares and its subsidiary maintained effective internal control over financial reporting as of December 31, 2003 is fairly stated, in all material respects, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 10, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On May 14, 2002, the Company terminated the engagement with Arthur Andersen, LLP ("Andersen") as its independent auditor. The decision to terminate the engagement with Andersen was made by the Audit Committee of the Company. Andersen's report on the financial statements of the Company for the year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

        During the year ended December 31, 2001 and the interim period between December 31, 2001 and May 14, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the same periods, there were no reportable events as defined in Item 304(a) (1) (v) of Regulation S-K promulgated by the Securities and Exchange Commission.

        On July 12, 2002, the Company announced that it had appointed PricewaterhouseCoopers LLP as the Company's independent accounting firm to replace Arthur Andersen LLP. During the year ended December 31, 2001 and the interim period between December 31, 2001 and July 15, 2002, the Company did not consult with PricewaterhouseCoopers regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

        In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the year ended December 31, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 (e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

        During the quarter ended December 31, 2003, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Bank's Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Exhibits:

Exhibit Number	Index to Exhibits	Sequentially Numbered Pages
3.1	Articles of Incorporation, as amended[1]
3.2	Bylaws of Registrant[2]
4.1	Specimen Certificate evidencing shares of Mid-State Bancshares Common Stock[3]
10.1	Mid-State Bancshares 1996 Stock Option Plan, form of Stock Option Agreement and form of Substitute Stock Option Agreement, as amended[4]
10.2	Deferred Compensation Plan, and as further amended on January 9, 2002[6]
10.3	Profit Sharing and Salary Deferral 401(K) Plan[5]
10.4	Change in Control Agreement for Carrol R. Pruett, as amended[6]
10.5	Change in Control Agreement for James G. Stathos[6]
10.6	Change in Control Agreement for James W. Lokey[6]
10.7	2001 Deferred Compensation Plan[6]
10.8	Change in Control Agreement for Harry Sackrider[7]
21	Subsidiary of Mid-State Bancshares—Mid-State Bank & Trust is the only subsidiary
23.1	Consent of Accountants—PricewaterhouseCoopers LLP
23.2	Consent of Accountants—Arthur Andersen LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

1
Filed as part of the Registrant's Form 10-K for the year ended December 31, 1998.

2
Filed as an exhibit to Registrant's Registration Statement (File No. 333-16952) filed on November 27, 1996.

3
Filed as part of the Registrant's Registration Statement on Form S-4 (File No. 333-48181) filed on March 18, 1998.

4
As filed by Registrant on Form S-8 (File No. 333-38584) on June 5, 2000.

6
Filed as part of the Registrant's Form 10-K for the year ended December 31, 2001.

5
Filed as part of the Registrant's Form 10-K for the year ended December 31, 1998.

6
Filed as part of the Registrant's Form 10-K for the year ended December 31, 2001.

7
Filed as part of the Registrant's Form 10-K for the year ended December 31, 2002.

(b)
Schedules:

        Not Applicable

(c)
Reports on Form 8-K

        During the fourth quarter of 2003, the Company filed three reports on Form 8-K. The first report, filed on October 28, 2003, reported that the Company on October 23, 2003 reported net income of $9.0 million for the three months ended September 30, 2003, a 26.6% increase over third quarter 2002 earnings of $7.1 million. Diluted earnings per share were $0.37 in the third quarter of 2003 compared to $0.29 in the like 2002 period. For the nine months year-to-date, net income was up 17.2% to $24.8 million in 2003 from $21.1 million in 2002, representing diluted earnings per share of $1.01 and $0.85, respectively.

        The second report, filed on November 7, 2003, reported that, in accordance with the terms of the Agreement to Merge and Plan of Reorganization between the Company and Ojai Valley Bank, entered into on June 30, 2003 and amended on August 27, 2003, the merger was completed on October 31, 2003. The shareholders of Ojai Valley Bank who elected cash received cash for their shares based on a value of $80.16 per share; those that elected stock received 3.371 shares of Mid-State Bancshares common stock for each share of Ojai Valley Bank common stock, and those that elected for a combination of the two received the appropriate allocations for the elections made. The amount of cash and Mid-State Bancshares common stock was subject to certain allocation procedures designed to ensure that 50% of the total consideration paid to holders of Ojai Valley Bank common stock was paid in Mid-State Bancshares common stock.

        The third report, filed on December 24, 2003, reported that, on December 17, 2003, at its regular meeting of the Board of Directors of Mid-State Bancshares, the Board declared a thirteen cents per-share quarterly cash dividend for all shareholders of record on December 31, 2003, payable on January 15, 2004.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-STATE BANCHSARES
By:	/s/ JAMES W. LOKEY JAMES W. LOKEY President and Chief Executive Officer
Dated: March 10, 2004

/S/ JAMES G. STATHOS JAMES G. STATHOS Executive Vice President and Chief Financial Officer
Dated: March 10, 2004

SIGNATURES

        In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Bank and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CARROL R. PRUETT CARROL R. PRUETT	Chairman of the Board	March 10, 2004
/s/ JAMES W. LOKEY JAMES W. LOKEY	Director	March 10, 2004
/s/ GRACIA B. BELLO GRACIA B. BELLO	Director	March 10, 2004
/s/ DARYL L. FLOOD DARYL L. FLOOD	Director	March 10, 2004
/s/ TRUDI CAREY TRUDI CAREY	Director	March 10, 2004
/s/ H. EDWARD HERON H. EDWARD HERON	Director	March 10, 2004
/s/ STEPHEN P. MAGUIRE STEPHEN P. MAGUIRE	Director	March 10, 2004
/s/ GREGORY R. MORRIS GREGORY R. MORRIS	Director	March 10, 2004
/s/ WILLIAM L. SNELLING WILLIAM L. SNELLING	Director	March 10, 2004
/s/ ROBERT J. LAGOMARSINO ROBERT J. LAGOMARSINO	Director	March 10, 2004
/s/ ALAN RAINS ALAN RAINS	Director	March 10, 2004

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Accountants—PricewaterhouseCoopers LLP
23.2	Consent of Accountants—Arthur Andersen LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Financial Position (amounts in 000's except share amounts)
Consolidated Statements of Income (amounts in 000's except per share amounts)
Consolidated Statements of Comprehensive Income (amounts in 000's)
Consolidated Statements of Changes in Capital Accounts (amounts in 000's except share amounts)
Consolidated Statements of Cash Flows (amounts in 000's)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003
Report of Independent Public Accountants On Management's Report on Internal Control Structure
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
SIGNATURES