Form 10-Q
period 2004-03-31
MID-STATE BANCSHARES
filed 2004-05-07
CIK 1027324

United States
Securities and Exchange Commission

Washington, D.C. 20429

FORM 10-Q

☒        Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2004.

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

As of May 3, 2004, the aggregate market value of the common stock held by non-affiliates of the Company was: $500,396,904.

Number of shares of common stock of the Company outstanding as of May 3, 2004:  23,580,840 shares.

Mid-State Bancshares

March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Mid-State Bancshares

Consolidated Statements of Financial Position

(Unaudited - figures in 000’s)

	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003
ASSETS
Cash and Due From Banks	$123,672	$123,763	$113,257
Fed Funds Sold	—	47,500	69,500
Securities Available For Sale	749,708	774,679	600,490
Loans Held for Sale	10,712	13,410	26,794
Loans, net of unearned income	1,240,325	1,154,932	1,095,355
Allowance for Loan Losses	(16,584)	(16,063)	(17,576)
Net Loans	1,223,741	1,138,869	1,077,779

Premises and Equipment, Net	25,733	26,325	25,181
Accrued Interest Receivable	13,649	12,174	12,789
Other Real Estate Owned	3,428	3,428	—
Goodwill	47,840	47,840	33,448
Core Deposit Intangibles, net	8,763	9,107	7,234
Other Assets	11,421	11,737	11,409
Total Assets	$2,218,667	$2,208,832	$1,977,881

LIABILITIES AND EQUITY
Non Interest Bearing Demand	$480,652	$487,624	$397,622
NOW Accounts, Money Market and Savings Deposits	1,031,023	1,024,207	903,892
Time Deposits Under $100	240,423	245,052	247,971
Time Deposits $100 or more	164,462	155,548	152,662
Total Deposits	1,916,560	1,912,431	1,702,147

Other Borrowings	4,886	7,627	2,382
Allowance for Losses – Unfunded Commitments	1,867	1,941	1,811
Accrued Interest Payable and Other Liabilities	17,072	14,279	15,777
Total Liabilities	1,940,385	1,936,278	1,722,117

Shareholders’ Equity:
Common Stock and Surplus (Shares Outstanding of 23,586, 23,567 and 23,488, respectively)	75,673	75,506	73,978
Retained Earnings	189,135	184,771	168,168
Accumulated Other Comprehensive Income net of taxes of $8,983, $8,200 and $9,077	13,474	12,277	13,618
Total Equity	278,282	272,554	255,764
Total Liabilities and Equity	$2,218,667	$2,208,832	$1,977,881

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Income

(Unaudited - figures in 000’s except earnings per share data)

	Three Month Period Ended March 31,
	2004	2003
Interest Income:
Interest and fees on loans	$19,718	$19,753
Interest on investment securities -
U.S. Treasury securities	416	205
U.S. Government agencies and corporations	2,331	2,315
Obligations of states and political Subdivisions and other securities	3,686	3,470
Interest on fed funds sold and other	86	122
Total Interest Income	26,237	25,865
Interest Expense:
Interest on NOW, money market and savings	592	762
Interest on time deposits less than $100	899	1,344
Interest on time deposits of $100 or more	504	690
Interest other	81	38
Total Interest Expense	2,076	2,834
Net Interest Income before provision	24,161	23,031
Less: Provision for loan losses	—	110
Net Interest Income after provision	24,161	22,921
Other Operating Income:
Service charges and fees	2,553	2,253
Commissions, fees and other service charges	3,150	3,023
Gains on sale of securities	373	2
Gain on sale of loans held for sale	145	973
Other non-interest income	779	663
Total Other Operating Income	7,000	6,914
Other Operating Expense:
Salaries and employee benefits	10,717	9,649
Occupancy and furniture	3,112	2,772
Other operating expenses	5,865	5,954
Total Other Operating Expense	19,694	18,375
Income Before Taxes	11,467	11,460
Provision for income taxes	3,802	4,017
Net Income	$7,665	$7,443
Earnings per share:
– basic	$0.33	$0.32
– diluted	$0.32	$0.30
Dividends per share	$0.14	$0.11
Average shares used in earnings per share calculations:
– basic	23,570	23,598
– diluted	24,045	24,638

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Comprehensive Income

(Unaudited - figures in 000’s)

	Three Month Period Ended March 31,
	2004	2003
Net Income	$7,665	$7,443

Other Comprehensive Income Before Taxes:
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during period	2,353	635
Reclassification adjustment for (gains) included in net income	(373)	(2)
Other comprehensive income, before tax	1,980	633
Income tax expense related to items in comprehensive income	783	253
Other Comprehensive Income, Net of Taxes	1,197	380
Comprehensive Income	$8,862	$7,823

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Cash Flows

(Unaudited - figures in 000’s)

	Three Month Period Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net Income	$7,665	$7,443
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	150
Depreciation and amortization	1,159	1,081
Net amortization of prem./discounts-investments	1,046	1,038
Gain on sale of loans held for sale	(145)	(973)
Net decrease (increase) in loans held for sale	2,843	(3,261)
Change in deferred loan fees	(381)	158
Changes in assets and liabilities:
Accrued interest receivable	(1,475)	(1,100)
Core deposit intangible	344	267
Other assets, net	(482)	(1,310)
Other liabilities	2,719	903
Net cash provided by operating activities	13,293	4,396
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments	27,136	53,285
Purchases of investments	(1,216)	(45,197)
(Increase) Decrease in loans	(84,491)	(7,906)
Receipt from investments in real estate	—	148
Purchases of premises and equipment, net	(567)	(920)
Net cash (used in) investing activities	(59,138)	(590)
FINANCING ACTIVITIES
Increase in deposits	4,129	49,200
Decrease in short-term borrowings	(2,741)	(8,591)
Exercise of stock options	190	302
Cash dividends paid	(3,301)	(2,584)
Retirement of company stock	(23)	(3,912)
Net cash (used in) provided by financing activities	(1,746)	34,415

(Decrease) increase in cash and cash equivalents	(47,591)	38,221
Cash and cash equivalents, beginning of period	171,263	144,536

Cash and cash equivalents, end of period	$123,672	$182,757

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,355	$2,798
Cash paid during the period for taxes on income	—	7,036

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Notes to Consolidated Financial Statements

(Information with respect to interim periods is unaudited)

NOTE A - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

The accompanying consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust and the Bank’s subsidiaries, MSB Properties and Mid Coast Land Company (collectively the “Company,” “Bank” or “Mid-State”).  All significant inter-company transactions have been eliminated in consolidation.  These consolidated financial statements should be read in conjunction with the Form 10-K Annual Report for the year ended December 31, 2003 of Mid-State Bancshares.  A summary of the Company’s significant accounting policies is set forth in the Notes to Consolidated Financial Statements contained therein.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with the accounting policies reflected in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003.  They do not, however, include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

NOTE B - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute Earnings Per Share (“EPS”).  Figures are in thousands, except earnings per share data.

	Three Month Period Ended March 31, 2004			Three Month Period Ended March 31, 2003
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$7,665			$7,443

Basic Earnings Per Share:
Income available to Common Shareholders	$7,665	23,570	$0.33	$7,443	23,598	$0.32

Effect of dilutive securities:
Stock Options		475			1,040

Diluted Earnings Per Share:
Income available to Common Shareholders	$7,665	24,045	$0.32	$7,443	24,638	$0.30

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

The FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Postretirement Benefits” in December of 2003.  SFAS No. 132 requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans.  As of December 31, 2003, the Company has disclosed the required elements related to its defined benefit pension plan in Note 16 to those consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged.  The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an Investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality.  The adoption of SOP 03-3 is not expected to have a material impact on the Company’s results of operations and financial position.

NOTE D – CORE DEPOSIT INTANGIBLES, NET

The following is a summary of the Company’s core deposit intangibles.  Figures are in thousands (unaudited).

	March 31, 2004			March 31, 2003
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Core Deposit Intangible	$11,596	$(2,833)	$8,763	$8,870	$(1,636)	$7,234

	Dec. 31, 2003
	Gross Amount	Accumulated Amortization	Net Carrying Amount

Core Deposit Intangible	$11,596	$(2,489)	$9,107

Aggregate Amortization Expense of Core Deposit Intangibles ($ in 000’s):

	Three Month Period Ended March 31,
	2004	2003
Amortization of Core Deposit Intangible	$344	$268

The amortization expense for core deposit intangibles is included within other operating expenses on the consolidated statements of income.  The projected  amortization  expense  for  core deposit intangibles,  assuming no further  acquisitions or dispositions,  is approximately $1.4 million per year over the next five years.

NOTE E – STOCK OPTIONS

At March 31, 2004, the Company had one stock option plan which is described more fully in Note 15 in the Company’s 2003 Annual Report on Form 10-K.  The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months ended March 31:

(dollars in 000’s except per share amounts)	2004	2003
Net income, as reported	$7,665	$7,443
Deduct: Total stock-based compensation expense determined under the intrinsic value based method for all awards, net of related taxes of 329 and 282	(454)	(389)

Proforma net income	$7,211	$7,054

Basic income per share, as reported	$0.33	$0.32
Proforma basic income per share	$0.31	$0.30

Diluted income per share, as reported	$0.32	$0.30
Proforma diluted income per share	$0.30	$0.29

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Factors Relating to Forward-Looking Statements.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements.  All of the statements contained in this Quarterly Report on Form 10-Q, including those in Items 2 and 3, which are not identified as historical should be considered forward-looking.  In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, which usually contain the words “estimate,” “project,” “objective,” “goal” or similar expressions, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state banking laws or regulations; (v) competitive pressure in the banking industry; (vi) changes in governmental fiscal or monetary policies; (vii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (viii) dividend restrictions; (ix) asset/liability pricing risks and liquidity risks; (x) changes in the securities markets; (xi) certain operational risks involving data processing systems or fraud; (xii) the State of California’s fiscal difficulties; and (xiii) other external developments which could materially impact the Company’s operational and financial performance.  Additional information on these and other factors that could affect financial results are included in the Company’s Securities  and Exchange Commission filings.  Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be realized or that actual results will not be significantly higher or lower.  The forward-looking statements have not been audited by, examined by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements.  Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information contained herein.  The inclusion of the forward-looking statements contained in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report on Form 10-Q will be achieved.  In light of the foregoing, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Selected Financial Data - Summary.    The following table provides certain selected consolidated financial data as of and for the three months ended March 31, 2004 and 2003 (unaudited).

	Year-to-Date
(In thousands)	Mar. 31, 2004	Mar. 31, 2003

Interest Income (not taxable equivalent)	$26,237	$25,865
Interest Expense	2,076	2,834
Net Interest Income	24,161	23,031
Provision for Loan Losses	—	110
Net Interest Income after provision for loan losses	24,161	22,921
Non-interest income	7,000	6,914
Non-interest expense	19,694	18,375
Income before income taxes	11,467	11,460
Provision for income taxes	3,802	4,017
Net Income	$7,665	$7,443

	Year-to-Date and at
(In thousands, except per share data)	Mar. 31, 2004	Mar. 31, 2003
Per share:
Net Income - basic	$0.33	$0.32
Net Income - diluted	$0.32	$0.30
Weighted average shares used in Basic E.P.S. calculation	23,570	23,598
Weighted average shares used in Diluted E.P.S. calculation	24,045	24,638
Cash dividends	$0.14	$0.11
Book value at period-end	$11.80	$10.89
Tangible book value at period end	$9.40	$9.16
Ending Shares	23,586	23,488

Financial Ratios
Return on assets	1.40%	1.55%
Return on tangible assets	1.44%	1.58%
Return on equity	11.09%	11.84%
Return on tangible equity	13.93%	14.10%
Net interest margin (not taxable equivalent)	4.88%	5.29%
Net interest margin (taxable equivalent yield)	5.30%	5.69%
Net loan (recoveries) losses to avg. loans	(0.04)%	(0.03)%
Efficiency ratio	63.2%	61.4%

Period Averages
Total Assets	$2,199,365	$1,947,332
Total Tangible Assets	2,142,613	1,906,534
Total Loans (includes loans held for sale)	1,189,945	1,115,920
Total Earning Assets	1,993,070	1,764,490
Total Deposits	1,899,475	1,672,208
Common Equity	278,047	254,950
Common Tangible Equity	221,295	214,152

Balance Sheet - At Period-End
Cash and due from banks	$123,672	$113,257
Investments and Fed Funds Sold	749,708	669,990
Loans held for sale	10,712	26,794
Loans, net of deferred fees, before allowance for loan losses	1,240,325	1,095,355
Allowance for Loan Losses	(16,584)	(17,576)
Goodwill and other intangibles	56,603	40,682
Other assets	54,231	49,379
Total Assets	$2,218,667	$1,977,881

	March 31, 2004	March 31, 2003
Non-interest bearing deposits	$480,652	$397,622
Interest bearing deposits	1,435,908	1,304,525
Other borrowings	4,886	2,382
Allowance for losses - unfunded commitments	1,867	1,811
Other liabilities	17,072	15,777
Shareholders’ equity	278,282	255,764
Total Liabilities and Shareholders’ equity	$2,218,667	$1,977,881

Asset Quality & Capital - At Period-End
Non-accrual loans	$12,220	$16,799
Loans past due 90 days or more	—	—
Other real estate owned	3,428	—
Total non performing assets	$15,648	$16,799

Allowance for losses to loans, gross (1)	1.5%	1.8%
Non-accrual loans to total loans, gross	1.0%	1.5%
Non performing assets to total assets	0.7%	0.8%
Allowance for losses to non performing loans (1)	151.0%	115.4%

Equity to average assets (leverage ratio)	9.7%	10.6%
Tier One capital to risk-adjusted assets	13.6%	14.6%
Total capital to risk-adjusted assets	14.8%	15.9%

(1) Includes allowance for loan losses and allowance for losses - unfunded commitments

Performance Summary.  The Company posted net income of $7.7 million for the three months ended March 31, 2004 compared to $7.4 million in the like 2003 period.  On a per share basis, diluted earnings per share were $0.32 in the 2004 period compared to $0.30 in the like quarter of 2003.These earnings represent an annualized return on assets of 1.40% and 1.55%, respectively.  The annualized return on equity was 11.09% for the first quarter of 2004 compared to 11.84% in the first quarter of 2003.  The decline in the Company’s return on assets and return on equity in the comparable periods is primarily attributable to a decline in its net interest margin (the ratio of its net interest income to average earning assets).  Interest rates have generally declined over the last three years with the Prime Rate (to which many of the Bank’s loans are tied) averaging 4.00% in the first quarter of 2004 compared to 4.25% in the like period of 2003.  While the Bank has also lowered deposit rates, it was unable to lower them to the same magnitude that earning asset rates have declined.  Moreover, a larger percentage of the earning asset base (40.3% in Q1-04 compared to 36.8% in Q1-03) includes lower yielding investment securities (compared to loans) which further exacerbates the decline in the net interest margin.  Management believes that given the structure of the Company’s assets and liabilities, the Company’s net interest margin will benefit from an economic environment in which interest rates are rising.

Comparing results across the two time periods is affected by the Company’s acquisition of Ojai Valley Bank, completed on October 31, 2003.  Ojai Valley Bank, which was not part of the Company’s first quarter 2003 results, earned $254 thousand in the year ago period.  The former Ojai Valley Bank’s assets, deposits and certain of its staff members were fully part of the Company throughout the first quarter of 2004.

 Net Interest Income.  The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest bearing liabilities, and changes in interest rates on net interest income for the three month periods ended March 31, 2004 and 2003.

	3 Months Ended March 31, 2004			3 Months Ended March 31, 2003			2004 Compared to 2003 Composition of Change
	Average	Interest Income /	Average Yield /	Average	Interest Income /	Average Yield /
							Change Due To:		Total
dollars in 000’s	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	1,189,945	19,718	6.66%	1,115,920	19,753	7.18%	1,263	(1,298)	(35)
Investment Securities	765,112	6,433	3.38%	605,007	5,990	4.02%	1,460	(1,017)	443
Fed Funds, Other	38,013	86	0.91%	43,563	122	1.14%	(14)	(22)	(36)
TOTAL EARNING ASSETS	1,993,070	26,237	5.29%	1,764,490	25,865	5.94%	2,709	(2,337)	372

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	1,022,716	592	0.23%	883,747	762	0.35%	100	(270)	(170)
Time Deposits	399,276	1,403	1.41%	400,305	2,034	2.06%	(4)	(627)	(631)
Interest Bearing Deposits	1,421,992	1,995	0.56%	1,284,052	2,796	0.88%	96	(897)	(801)

Other Borrowings	5,274	81	6.18%	3,677	38	4.19%	20	23	43

TOTAL INTEREST BEARING LIABILITIES	1,427,266	2,076	0.59%	1,287,729	2,834	0.89%	116	(874)	(758)

NET INTEREST INCOME	1,993,070	24,161	4.88%	1,764,490	23,031	5.29%	2,593	(1,463)	1,130

Mid-State’s year-to-date annualized yield on interest earning assets was 5.29% for the first three months of 2004 (5.72% on a taxable equivalent basis) compared to 5.94% in the like 2003 period (6.34% on a taxable equivalent basis).  The decrease in yield is related to the general decline in interest rates.  The Prime Rate, to which many of the Bank’s loans are tied, averaged 4.00% in the first quarter of 2004 compared to 4.25% in 2003.  Annualized interest expense as a percent of earning assets also decreased from 0.89% in the first three months of 2003 to 0.59% in this year’s first three months.  Overall, Mid-State’s annualized Net Interest Income, expressed as a percent of earning assets, decreased from 5.29% for the three month period of 2003 (5.69% on a taxable equivalent basis) to 4.88% in the comparable 2004 period (5.30% on a taxable equivalent basis).  Annualized Net Interest Income as a percent of average total assets declined from 4.80% in the first three months of 2003 (5.15% taxable equivalent) to 4.42% in the comparable 2004 period (4.80% taxable equivalent).  The impact of the decline in net interest margin by itself would have caused net interest income to decline, however, as noted in the table above, the increase in volume of loans and investment securities tended to increase net interest income.  The combination of the volume and rate considerations resulted in net interest income increasing across the comparable periods ($24.2 million in the first three months of 2004 compared to $23.0 million in the like 2003 period).  The Company is endeavoring to improve its net interest margin (and consequently its return on assets and return on equity) by altering the mix of its earning asset base in favor of more loans and fewer investment securities and lower fed funds sold.  At the end of March, the Company purchased $44.1 million of local, high-grade adjustable rate mortgages (“hybrid ARM’s”) and lowered its Fed Funds Sold position.

Average earnings assets for the three months ended March 31, 2004 increased $228.6 million from the like 2003 period ($1,993.1 million compared to $1,764.5 million).  Approximately $82.0 million of this increase relates to the acquisition completed October 31, 2003 of Ojai Valley Bank.  Average deposits in this same time-frame were up $227.8 million, ($1,899.5 million compared to $1,672.2 million) of which  approximately $79.0 million can be traced to that merger.

Provision and Allowance for Loan Losses.  Mid-State did not make any provisions for loan losses in the first quarter of 2004 as allowance for loan losses was deemed to be adequate at the present time.  This is a decline from the $110 thousand provided in the first quarter of 2003.

Management continues to believe that the allowances for loan losses and unfunded commitments, which collectively stand at 1.5% of total loans at March 31, 2004, are adequate to cover inherent losses.  The $18.5 million total allowance for credit losses is approximately 151% of the level of non performing loans compared to 115% one year earlier.  Non performing loans were $12.2 million at March 31, 2004 compared to $16.8 million one year earlier.  The decrease in non performing loans is due primarily to the transfer of one real estate loan to other real estate owned totaling $3.3 million.  Management has determined that its standard reserve requirement allocated to its non performing loans, and held in the general loan loss reserve, are sufficient to offset potential losses, if any, arising from less than full recovery of the loans from the supporting collateral.  Non performing loans consist of loans on non-accrual and accruing loans 90 days or more past due.  While continuing efforts are made to improve overall asset quality, Management is unable to estimate with certainty, how and under what terms, problem assets will be resolved.  It does however anticipate a large reduction in non performing loans (and other real estate owned) during the second quarter of 2004.  This, coupled with a large recovery received in the first quarter, was part of the basis for no provision for loan losses in the quarter.

Changes in the allowance for loan losses (in thousands) for the periods ended March 31, 2004 and 2003 are as follows:

	March 31,
	2004	2003
Balance at beginning of period:
Allowance for loan losses	$16,063	$17,370
Allowance for losses-unfunded commitments	1,941	1,771
Total allowances for losses at beginning of period	18,004	19,141

(Reductions) additions to the allowances (credited) charged to expense	(74)	40
Additions to the allowances charged to provision	—	110
Loans charged off	(343)	(69)
Recoveries of loans previously charged-off	864	165
Total allowances for losses-end of quarter	$18,451	$19,387

Allowance for loan losses	$16,584	$17,576
Allowance for losses-unfunded commitments	1,867	1,811
Total allowances for losses-end of quarter	$18,451	$19,387

At March 31, 2004, the recorded investments in loans, which have been identified as impaired totaled $12,306,000.   Of this amount, $2,223,000 related to loans with no valuation allowance and $10,083,000 related to loans with a corresponding valuation allowance of $2,340,000.  Impaired loans totaled $18,390,000 at March 31, 2003, all of which were tied to corresponding valuation allowances totaling $16,234,000.  The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position.  For the quarter ended March 31, 2004, the average recorded investment in impaired loans was $17,369,000 compared to $18,524,000 in the 2003 period.  A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

Non-interest Income.  Non-interest income for the first three months of 2004 was $7.0 million, up modestly from the $6.9 million earned in the 2003 period.  On the positive side, there was an increase in service charges and fees of approximately $300 thousand over the comparable periods, primarily as a result of the implementation of a new decision plan module for handling non sufficient fund and overdraft accounts.  Pre-tax securities gain of $373 thousand were recognized in the first quarter of 2004 compared to less than two thousand in the comparable 2003 period.  The majority of this increase was due to accepting a tender offer for a $1.0 million block of corporate bonds held by the Bank which resulted in a $352 thousand gain.  A non recurring gain occurred in March when the Company received a payment totaling approximately $915 thousand related to a loan previously charged off.  While $616 thousand represented a recovery to the Allowance for Loan Losses, the remaining $299 thousand represented the recovery of expenses incurred and prior period’s interest earned which increased non interest income.

Offsetting the positive increases noted above, was a decrease in the Company’s gain on sale of loans held for sale in its mortgage banking operation of $828 thousand.  The decrease relates to increases in mortgage rates and the related decline in refinance activity.

Non-interest Expense.  Non-interest expense for the first three months of 2004 was $19.7 million.  This compares to $18.4 million in the comparable 2003 period.  This increase was the result of increases in salaries and benefits of approximately $1.1 million and an increase in occupancy and furniture expense of $340 thousand coupled with declines in various other operating expenses of $89 thousand.

The increase in salaries and benefits was comprised of $458 thousand in salary increases ($168 thousand of which were the new employees from the former Ojai Valley Bank) and $610 thousand in benefit cost increases ($55 thousand of which were former Ojai employees).  In its on-going efforts to retain, attract and hire qualified employees, the Company expects that current year incentive compensation will approximate the prior year amount.   Therefore, it has increased its accrual for incentive compensation by $300 thousand in the first quarter of 2004 compared to the 2003 like period, thus accounting for half of the actual benefit cost increases.

Increases in Occupancy expense were partly attributable to increased rental expenses for the new Ojai facilities and partly due to increases in maintenance and utility expenses.

Provision for Income Taxes.  The year-to-date provision for income taxes was $3.8 million, which is down slightly from the $4.0 million in the same period in 2002.  The effective tax rate in 2004 was 33.2% compared to 35.1% in 2003.   While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax-exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.  An increase in this tax-exempt income of $560 thousand across the two accounting periods is the reason for the drop in the effective tax rate from the 2003 period to the 2004 period.

Balance Sheet.  Total assets at March 31, 2004 totaled $2.219 billion, up 12.2% from the level one year earlier of  $1.978 billion.  This growth was fueled primarily by an increase in deposits of 12.6% to $1.917 billion, up from $1.702 billion one year earlier.  Part of the growth in deposits (approximately $79.0 million) was due to the merger with Ojai Valley Bank on October 31, 2003.  While Time Deposits under $100 thousand decreased from $248.0 million one year earlier to $240.4 million at period end, the Time Deposits over $100 thousand increased by $11.8 million. All other core deposit categories of Demand, NOW, Money Market and Savings increased to $1.512 billion from $1.302 billion one year earlier.  In an ongoing effort to improve earnings, the Company continues to focus its attention on attracting lower cost core deposits and has consciously chosen not to pay the higher rates on certain more expensive Time Deposits.  Loan activity over the last year has increased, with net loans increasing by $146 million from $1.078 billion to $1.224 billion at period-end.  Approximately $30 million of this growth was due to the merger with Ojai Valley Bank and $44.1 million of the increase in the first quarter came through the purchase of local, high-grade adjustable rate mortgages.  Loans held for sale (single family, mortgage originations) decreased by $16.1 million to $10.7 million from one year earlier, reflecting the slow-down in refinance activity.  Stockholders’ equity increased by $22.5 million when comparing March, 2004 over March, 2003 (see below under Capital Resources for a recap of the components of this change).

Mid-State Bank’s loan to deposit ratio of 64.7% at March 31, 2004 is up slightly from the 64.4% ratio one year earlier.  There is ample internal liquidity to fund increases in this ratio through liquidation of Mid-State’s investment portfolio which is categorized as available for sale.

Investment Securities and Fed Funds Sold.  Of the $750.0 million portfolio at March 31, 2004, 9% is invested in U.S. treasury securities, 38% is invested in U.S. government agency obligations, 52% is invested in municipal and corporate securities and 1% is invested in mortgage-backed securities.  Sixty-seven percent of all investment securities and fed funds sold combined mature within five years.  Approximately 17% of the total portfolio matures in less than one year.  The Bank’s investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 15 years.  The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

A summary of investment securities owned is as follows:

March 31, 2004

(amounts in 000’s) Securities Available For Sale	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$68,305	$516	$—	$68,821
Securities of U.S. government agencies and corporations	280,315	4,853	(35)	285,133
Mortgage backed securities	8,310	646	—	8,956
Obligations of states and political subdivisions	358,188	16,133	(352)	373,969
Other investments	12,133	696	—	12,829
TOTAL	$727,251	$22,844	$(387)	$749,708

March 31, 2003

(amounts in 000’s) Securities Available For Sale	Gross Cost Basis	Gross Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury securities	$25,742	$393	$—	$26,135
Securities of U.S. government agencies and corporations	206,097	6,877	—	212,974
Mortgage backed securities	5,812	270	—	6,082
Obligations of states and political subdivisions	321,058	14,543	(263)	335,338
Other investments	19,085	961	(85)	19,961
TOTAL	$577,794	$23,044	$(348)	$600,490

The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2004.

	Less than 12 months		12 months or more		Total
(amounts in 000’s)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Securities of U.S. government agencies and corporations	16,105	(35)	—	—	16,105	(35)
Mortgage backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	18,682	(352)	—	—	18,682	(352)
Other investments	—	—	—	—	—	—
TOTAL	$34,787	$(387)	$—	$—	$34,787	$(387)

Capital Resources.  During the first quarter of 2004, the Company virtually completed its May 2002 stock repurchase program, repurchasing 862 of the remaining 872 shares during the quarter.  In the comparable 2003 period, the Company repurchased 232,590 shares.  The Board of Directors has authorized the purchase of up to 1,178,352 additional shares as of January 21, 2004.  The new authorization does not have an expiration date.  The intended effect of the repurchase program is to improve earnings per share and the return on equity of the Company.

The Company declared a dividend during the first quarter of $0.14 per share compared to $0.11 per share one year earlier.

Total stockholders’ equity increased from $255.8 million at March 31, 2003 to $278.3 million at March 31, 2004.  Changes in stockholders’ equity over this 12 month period includes activity outlined in the following table:

	Common Stock & Surplus	Retained Earnings	Accumulated Comp. Income	Total
Ending Equity at March 31, 2003	$73,978	$168,168	$13,618	$255,764
Net Income 9 Months 2003 (Apr. - Dec.)		25,721		25,721

Common Stock Repurchased	(12,300)			(12,300)
9 Months 2003 (Apr. - Dec.)

Stock Options Exercised -
9 Months 2003 (Apr. – Dec.)	1,982			1,982

Regular Dividends
9 Months 2003 (Apr. – Dec.)		(9,118)		(9,118)

Change in Accumulated Other Comprehensive Income			(1,341)	(1,341)

Shares issued in connection with merger	11,846			11,846

Ending Equity at December 31, 2003	75,506	184,771	12,277	272,554

Net Income 3 Months Y-T-D 2004		7,665		7,665

Common Stock Repurchased	(23)			(23)
3 Months Y-T-D 2004

Stock Options Exercised 3 Months Y-T-D	190			190

Regular Dividend – March 31, 2004		(3,301)		(3,301)

Change in Accumulated Other Comprehensive Income			1,197	1,197

Ending Equity at March 31, 2004	$75,673	$189,135	$13,474	$278,282

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

The Bank has adequate liquidity at the present time.  Its loan to deposit ratio at March 31, 2004 was 64.7% versus 64.4% one year earlier.  The Bank normally strives for a loan to deposit ratio in the 65% to 75% range.  The Bank’s internally calculated liquidity ratio stands at 41.6% at March 31, 2003, which is above its minimum policy of 15% and slightly lower than the 42.2% level of March 31, 2003.  With the weaker loan demand experienced in recent years coupled with continued strong growth in the Bank’s deposit base, the Bank has a stronger liquidity position and lower loan to deposit ratio than it would normally target.  Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

Off Balance Sheet Transactions and Other Related Transactions.   Off-balance sheet arrangements are any contractual arrangement to which an unconsolidated entity is a party, under which the Company has: 1) any obligation under a guarantee contract; 2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; 3) any obligation under certain derivative instruments; or 4) any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.  In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit.

The Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $27.9 million at March 31, 2004, down from $36.9 million one year earlier.  Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $558.9 million, which was up from the $438.3 million outstanding one year earlier.  The Company has an allowance for losses-unfunded commitments totaling $1,867,000 and $1,811,000 at March 31, 2004 and 2003, respectively, to cover losses inherent in its letter of credit accommodations and undisbursed loan commitments.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

The Company does make loans and leases to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms.  These loans and leases totaled $2.6 million and $1.9 million at March 31, 2004 and 2003, respectively.

In the ordinary course of business, the Bank is a party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 6 of the Company’s consolidated financial statements contained in Item 8 of Part II of the Company’s December 31, 2003 Form 10K.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

The Bank expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges.  A recent review as of March 31, 2004 of the potential changes in the Bank’s net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +3.5% and -9.6% of the base case (rates unchanged) of $96.5 million.  The Bank’s policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months.  Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Bank’s net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant	-9.6%
(Prime down to 2.00% over 6 months)
Rates Down Significant	-3.4%
(Prime down to 3.00% over 7 months)
Rates Down Modestly	-2.2%
(Prime down to 3.25% over 7 months)
Base Case - Rates Unchanged	—
(Prime unchanged at 4.00% over 12 months)
Rates Up Modestly	+1.1%
(Prime up to 5.00% over 10 months)
Rates Up Aggressive	+2.1%
(Prime up to 6.00% over 10 months)
Rates Up Very Aggressive	+3.5%
(Prime up to 7.00% over 10 months)

Net interest income under the above scenarios is influenced by the characteristics of the Bank’s assets and liabilities.  In the case of N.O.W., savings and money market deposits (total $1.03 billion) interest is based on rates set at the discretion of management ranging from 0.05% to 0.75%.  In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments.  In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

It is important to note that the above table is a summary of several forecasts and actual results may vary.  The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time.  Factors affecting these estimates and assumptions include, but are not limited to - competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses.  Changes that vary significantly from the assumptions and estimates may have significant effects on the Bank’s net interest income.  Therefore the results of this analysis should not be relied upon as indicative of actual future results.  Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank’s relative insensitivity to interest rate changes.  The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis.  Over the last 5 calendar years (1999 – 2003), the Bank’s net interest margin (which is net interest income divided by average earning assets of the Bank) had ranged from a low of 5.14% to a high of 6.44% (not taxable equivalent).  The Bank’s net interest margin in 2003 of 5.14% was at the low end of this range by historical standards, coming off the higher levels experienced in 2000 of 6.44%.  In the first quarter of 2004, the net interest margin fell further to 4.88%.  This is a result of both the lower level of interest rates and the change in mix of earning assets (the Bank now has a smaller portion in loans vis-à-vis investment securities compared to 2000 when the margin was at its widest level).  The net interest margin under the forecasted alternative scenarios ranges from 4.25% to 4.81%.  Management believes this range of scenarios, while lower than historical standards, is consistent with current experience and interest rate levels, but no assurances can be given that actual future experience will fall within this range.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2 - Changes in Securities and Use of Proceeds

There were no material changes in securities and uses of proceeds during the period covered by this report.  Shown below are details for the current period of the Company’s stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Remaining Shares That May be Purchased Under the Authorization	Dollar Value of Shares That May be Purchased Under the Authorization(3)

May 1, 2002 Authorization (1)

January 2004	842	$26.51	30	$733
February 2004	20	$26.75	10	$238
March 2004	0	0	10	$240

January 21, 2004 Authorization (2)

January 2004	0	0	1,178,352	$28,775,356
February 2004	0	0	1,178,352	$28,103,695
March 2004	0	0	1,178,352	$28,280,448

Totals	862	$26.52	1,178,362	$28,280,688

(1)               The May 2002 authorization provided for the repurchase of up to 1,203,580 shares of stock.  There was no expiration date associated with the authorization.

(2)               On January 21, 2004, the Board of Directors authorized the repurchase of an additional 1,178,352 shares of stock.  There was no expiration date associated with the authorization.

(3)               Value is based on the closing price of the Company’s stock multiplied by the number of shares that may be purchased under the authorization.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to the Shareholders for a vote during the first quarter of 2004.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

A)           Exhibits

Exhibit No.	Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B)            Reports on Form 8-K

The Company filed its first report on Form 8-K during the first three months of 2004.  Filed on February 2, 2004, it announced the Company’s financial results for 2003.  The Press Release dated January 28, 2004 was attached.

The Company filed its second report on Form 8-K on March 22, 2004 to report that on March 17, 2004 at its regular meeting of the Board of Directors of Mid-State Bancshares, the Board declared a fourteen cents per-share quarterly cash dividend for all shareholders of record on March 31, 2004, payable on April 15, 2004.  The Press Release dated March 18, 2004 was attached.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid-State Bancshares

Date: May 5, 2004	By:	/s/ JAMES W. LOKEY
JAMES W. LOKEY
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2004	By:	/s/ JAMES G. STATHOS
JAMES G. STATHOS
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.