Form 10-Q
period 2004-06-30
MID-STATE BANCSHARES
filed 2004-08-05
CIK 1027324

United States
Securities and Exchange Commission

Washington, D.C. 20429

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No  ☐

As of July 27, 2004, the aggregate market value of the common stock held by non-affiliates of the Company was:  $546,130,652.

Number of shares of common stock of the Company outstanding as of July 27, 2004:  23,408,096 shares.

Mid-State Bancshares

June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Mid-State Bancshares

Consolidated Statements of Financial Position

(Unaudited - figures in 000’s)

	June 30, 2004	Dec. 31, 2003	June 30, 2003
ASSETS
Cash and Due From Banks	$128,141	$123,763	$124,176
Fed Funds Sold	23,000	47,500	79,200
Securities Available For Sale	674,431	774,679	601,120
Loans Held for Sale	12,789	13,410	49,875
Loans, net of unearned income	1,316,135	1,154,932	1,102,210
Allowance for Loan Losses	(13,895)	(16,063)	(17,963)
Net Loans	1,302,240	1,138,869	1,084,247

Premises and Equipment, Net	25,335	26,325	25,570
Accrued Interest Receivable	11,678	12,174	10,764
Other Real Estate Owned	—	3,428	—
Goodwill	47,840	47,840	33,448
Core Deposit Intangibles, net	8,419	9,107	6,966
Other Assets	18,142	11,737	8,888
Total Assets	$2,252,015	$2,208,832	$2,024,254

LIABILITIES AND EQUITY
Non Interest Bearing Demand	$498,754	$487,624	$422,732
NOW Accounts, Money Market and Savings Deposits	1,054,520	1,024,207	919,768
Time Deposits Under $100	236,410	245,052	241,002
Time Deposits $100 or more	164,761	155,548	156,632
Total Deposits	1,954,445	1,912,431	1,740,134

Other Borrowings	4,964	7,627	6,354
Allowance for Losses – Unfunded Commitments	1,570	1,941	1,812
Accrued Interest Payable and Other Liabilities	19,074	14,279	13,594
Total Liabilities	1,980,053	1,936,278	1,761,894

Commitments and Contingencies

Shareholders’ Equity:
Common Stock and Surplus (Shares Outstanding of 23,454, 23,567 and 23,384, respectively)	72,476	75,506	71,566
Retained Earnings	195,215	184,771	173,489
Accumulated Other Comprehensive Income net of taxes of $2,847, $8,200 and $11,537	4,271	12,277	17,305
Total Equity	271,962	272,554	262,360
Total Liabilities and Equity	$2,252,015	$2,208,832	$2,024,254

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Income

(Unaudited - figures in 000’s except earnings per share data)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$20,519	$20,134	$40,237	$39,887
Interest on investment securities -
U.S. Treasury securities	226	154	642	359
U.S. Government agencies and corporations	2,169	2,076	4,500	4,391
Obligations of states and political sub-divisions and other securities	3,635	3,624	7,321	7,094
Interest on fed funds sold and other	71	219	157	341
Total Interest Income	26,620	26,207	52,857	52,072
Interest Expense:
Interest on NOW, money market and savings	609	738	1,201	1,500
Interest on time deposits less than $100	847	1,162	1,746	2,506
Interest on time deposits of $100 or more	498	633	1,002	1,323
Interest other	36	35	117	73
Total Interest Expense	1,990	2,568	4,066	5,402
Net Interest Income before provision	24,630	23,639	48,791	46,670
(Benefit) Provision for loan losses	(2,700)	150	(2,700)	260
Net Interest Income after provision	27,330	23,489	51,491	46,410
Other Operating Income:
Service charges and fees	2,519	2,311	5,072	4,564
Commissions, fees and other service charges	3,451	3,462	6,601	6,485
Gains on sale of securities	9	27	382	29
Gain on sale of loans held for sale	229	987	374	1,960
Other non-interest income	1,702	697	2,481	1,360
Total Other Operating Income	7,910	7,484	14,910	14,398
Other Operating Expense:
Salaries and employee benefits	11,182	9,210	21,899	18,859
Occupancy and furniture	3,096	2,860	6,208	5,632
Other operating expenses	6,599	5,956	12,464	11,910
Total Other Operating Expense	20,877	18,026	40,571	36,401
Income Before Taxes	14,363	12,947	25,830	24,407
Provision for income taxes	4,990	4,587	8,792	8,604
Net Income	$9,373	$8,360	$17,038	$15,803
Earnings per share:
– basic	$0.40	$0.36	$0.72	$0.67
– diluted	$0.39	$0.34	$0.71	$0.64
Dividends per share	$0.14	$0.13	$0.28	$0.24
Average shares used in earnings per share calculations:
– basic	23,550	23,442	23,560	23,520
– diluted	23,962	24,477	24,003	24,557

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Comprehensive Income

(Unaudited - figures in 000’s)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2004	2003	2004	2003
Net Income	$9,373	$8,360	$17,038	$15,803
Other Comprehensive Income Before Taxes:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during period	(15,329)	6,173	(12,976)	6,807
Reclassification adjustment for (gains) included in net income	(9)	(27)	(382)	(29)
Other comprehensive (loss) income, before tax	(15,338)	6,146	(13,358)	6,778
Income tax (credit) expense related to items in comprehensive income	(6,135)	2,459	(5,352)	2,711
Other Comprehensive (Loss) Income, Net of Taxes	(9,203)	3,687	(8,006)	4,067
Comprehensive Income	$170	$12,047	$9,032	$19,870

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Cash Flows

(Unaudited - figures in 000’s)

	Six Month Period Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net Income	$17,038	$15,803
Adjustments to reconcile net income to net cash(used in) provided by operating activities:
(Benefit) provision for credit losses	(2,700)	260
Depreciation and amortization	3,034	2,785
Net amortization of prem./discounts-investments	2,763	1,945
Gain on sale of loans held for sale	(374)	(1,960)
Gain on sale of other real estate owned	(1,078)	—
Gain on sale of securities, net	(382)	(29)
Net decrease (increase) in loans held for sale	995	(25,355)
Change in deferred loan fees	(309)	389
Changes in assets and liabilities:
Accrued interest receivable	496	925
Other assets, net	(1,052)	(1,248)
Other liabilities	4,424	(1,279)
Net cash provided by (used in) operating activities	22,855	(7,764)
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments	97,620	107,925
Purchases of investments	(13,112)	(95,200)
Increase in loans	(160,362)	(14,715)
Proceeds from investments in real estate	—	148
Proceeds from sale of other real estate owned	4,506	—
Purchases of premises and equipment, net	(1,356)	(2,477)
Net cash used in investing activities	(72,704)	(4,319)
FINANCING ACTIVITIES
Increase in deposits	42,014	87,187
Decrease in short-term borrowings	(2,663)	(4,619)
Exercise of stock options	532	1,480
Cash dividends paid	(6,594)	(5,623)
Repurchase of company stock	(3,562)	(7,502)
Net cash provided by financing activities	29,727	70,923
(Decrease) increase in cash and cash equivalents	(20,122)	58,840
Cash and cash equivalents, beginning of period	171,263	144,536
Cash and cash equivalents, end of period	$151,141	$203,376

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,291	$5,514
Cash paid during the period for taxes on income	4,806	10,536

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Notes to Consolidated Financial Statements

(Information with respect to interim periods is unaudited)

NOTE A - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

The accompanying consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust and the Bank’s subsidiaries, MSB Properties and Mid-Coast Land Company (collectively the “Company,” “Bank” or “Mid-State”).  All significant inter-company transactions have been eliminated in consolidation.  These consolidated financial statements should be read in conjunction with the Form 10-K Annual Report for the year ended December 31, 2003 of Mid-State Bancshares.  A summary of the Company’s significant accounting policies is set forth in the Notes to Consolidated Financial Statements contained therein.

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

	Three Month Period Ended June 30, 2004			Three Month Period Ended June 30, 2003
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$9,373			$8,360

Basic Earnings Per Share:
Income available to Common Shareholders	$9,373	23,550	$0.40	$8,360	23,442	$0.36

Effect of dilutive securities:
Stock Options		412			1,035

Diluted Earnings Per Share:
Income available to Common Shareholders	$9,373	23,962	$0.39	$8,360	24,477	$0.34

	Six Month Period Ended June 30, 2004			Six Month Period Ended June 30, 2003
	Earnings	Shares	EPS	Earnings	Shares	EPS
Net Income as reported	$17,038			$15,803

Basic Earnings Per Share:
Income available to Common Shareholders	$17,038	23,560	$0.72	$15,803	23,520	$0.67

Effect of dilutive securities:
Stock Options		443			1,037

Diluted Earnings Per Share:
Income available to Common Shareholders	$17,038	24,003	$0.71	$15,803	24,557	$0.64

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

In June 2004, the Emerging Issues Task Force of the FASB issued final guidance on its Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.”  The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124.  For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004.  The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.

NOTE D – CORE DEPOSIT INTANGIBLES, NET

The following is a summary of the Company’s core deposit intangibles.  Figures are in thousands (unaudited).

	Gross Amount	June 30, 2004 Accumulated Amortization	Net Carrying Amount	Gross Amount	June 30, 2003 Accumulated Amortization	Net Carrying Amount

Core Deposit Intangible	$11,596	$(3,177)	$8,419	$8,870	$(1,904)	$6,966

	Gross Amount	Dec. 31, 2003 Accumulated Amortization	Net Carrying Amount

Core Deposit Intangible	$11,596	$(2,489)	$9,107

Aggregate Amortization Expense of Core Deposit Intangibles ($ in 000’s):

	Six Month Period Ended June 30,
	2004	2003
Amortization of Core Deposit Intangible	$687	$536

The amortization expense for core deposit intangibles is included within other operating expenses on the consolidated statements of income.  The projected amortization expense for core deposit intangibles, assuming no further acquisitions or dispositions, is approximately $1.4 million per year over the next five years.

NOTE E – STOCK OPTIONS

At June 30, 2004, the Company had one stock option plan which is described more fully in Note 15 in the Company’s 2003 Annual Report on Form 10-K.  The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three and six month periods ended June 30:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
(dollars in 000’s except per share amounts)	2004	2003	2004	2003
Net income, as reported	$9,373	$8,360	$17,038	$15,803
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related taxes	(470)	(392)	(924)	(781)

Proforma net income	$8,903	$7,968	$16,114	$15,022

Basic income per share, as reported	$0.40	$0.36	$0.72	$0.67
Proforma basic income per share	$0.38	$0.34	$0.68	$0.64

Diluted income per share, as reported	$0.39	$0.34	$0.71	$0.64
Proforma diluted income per share	$0.37	$0.33	$0.67	$0.61

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

Selected Financial Data - Summary.  The following table provides certain selected consolidated financial data as of and for the three months and six months ending June 30, 2004 and 2003 (unaudited).

	Quarter Ended		At or for the 6 months ended
(In 000’s, except per share data)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Interest Income	$26,620	$26,207	$52,857	$52,072
Interest Expense	1,990	2,568	4,066	5,402
Net Interest Income	24,630	23,639	48,791	46,670
(Benefit)/Provision for Loan Losses	(2,700)	150	(2,700)	260
Net Interest Income after provision for loan losses	27,330	23,489	51,491	46,410
Non-interest income	7,910	7,484	14,910	14,398
Non-interest expense	20,877	18,026	40,571	36,401
Income before income taxes	14,363	12,947	25,830	24,407
Provision for income taxes	4,990	4,587	8,792	8,604
Net Income	$9,373	$8,360	$17,038	$15,803

Per share:
Net Income - basic	$0.40	$0.36	$0.72	$0.67
Net Income - diluted	$0.39	$0.34	$0.71	$0.64
Weighted average shares used in Basic E.P.S. calculation	23,550	23,442	23,560	23,520
Weighted average shares used in Diluted E.P.S. calculation	23,962	24,477	24,003	24,557
Cash dividends	$0.14	$0.13	$0.28	$0.24
Book value at period-end			$11.60	$11.22
Tangible book value at period end			$9.20	$9.41
Ending Shares			23,454	23,384

Financial Ratios
Return on assets (annualized)	1.68%	1.68%	1.54%	1.62%
Return on tangible assets (annualized)	1.72%	1.72%	1.58%	1.65%
Return on equity (annualized)	13.73%	12.82%	12.40%	12.34%
Return on tangible equity (annualized)	17.28%	15.17%	15.59%	14.65%
Net interest margin	4.90%	5.26%	4.89%	5.28%
Net interest margin (taxable equivalent yield)	5.31%	5.67%	5.30%	5.68%
Net loan (recoveries) losses to avg. loans	0.00%	(0.08)%	(0.09)%	(0.06)%
Efficiency ratio	64.2%	57.9%	63.7%	59.6%

Period Averages
Total Assets	$2,242,379	$1,990,671	$2,220,872	$1,969,121
Total Tangible Assets	2,185,971	1,950,141	2,164,292	1,928,458
Total Loans (includes loans held for sale)	1,289,633	1,132,369	1,239,789	1,124,190
Total Earning Assets	2,022,516	1,801,275	2,007,793	1,782,984
Total Deposits	1,947,865	1,711,342	1,923,670	1,691,883
Common Equity	274,577	261,509	276,312	258,248
Common Tangible Equity	218,169	220,980	219,732	217,585

	June 30, 2004	June 30, 2003
Balance Sheet - At Period-End
Cash and due from banks	$128,141	$124,176
Investments and Fed Funds Sold	697,431	680,320
Loans held for sale	12,789	49,875
Loans, net of deferred fees, before allowance for loan losses	1,316,135	1,102,210
Allowance for Loan Losses	(13,895)	(17,963)
Goodwill and core deposit intangibles	56,259	42,292
Other assets	55,155	43,344
Total Assets	$2,252,015	$2,024,254

Non-interest bearing deposits	$498,754	$422,732
Interest bearing deposits	1,455,691	1,317,402
Other borrowings	4,964	6,354
Allowance for losses - unfunded commitments	1,570	1,812
Other liabilities	19,074	13,594
Shareholders’ equity	271,962	262,360
Total Liabilities and Shareholders’ equity	$2,252,015	$2,024,254

Asset Quality & Capital - At Period-End
Non-accrual loans	$11,758	$16,436
Loans past due 90 days or more	2	1
Other real estate owned	—	—
Total non performing assets	$11,760	$16,437

Allowance for losses to loans, gross (1)	1.2%	1.8%
Non-accrual loans to total loans, gross	0.9%	1.5%
Non performing assets to total assets	0.5%	0.8%
Allowance for losses to non performing loans (1)	131.5%	120.3%

Equity to average assets (leverage ratio)	9.7%	10.5%
Tier One capital to risk-adjusted assets	13.0%	14.6%
Total capital to risk-adjusted assets	13.9%	15.8%

(1) Includes allowance for loan losses and allowance for losses - unfunded commitments

Performance Summary.  The Company posted net income of $9.4 million for the three months ended June 30, 2004 compared to $8.4 million in the like 2003 period.  On a per share basis, diluted earnings per share were $0.39 in the 2004 period compared to $0.34 in the same quarter of 2003.  The annualized return on assets was the same for both periods at 1.68%.  The annualized return on equity was 13.73% for the second quarter of 2004 compared to 12.82% in the second quarter of 2003.  The improvement in the return on equity in the face of identical return on assets ratios is attributable to the increased leverage of the Company, primarily due to 1) the payment of half of the acquisition cost of Ojai Valley Bank in cash on October 31, 2003 and 2) the Company’s on-going stock repurchase program (see the section on Capital Resources below).  The Company’s leverage ratio was 9.7% at June 30, 2004 compared to 10.5% one year earlier reflecting the increased leverage.  Positively affecting earnings were: 1) increases in net interest income despite a drop in the net interest margin (owing to volume improvements in earning assets), 2) a benefit to the provision for loan losses because of improved asset quality, and 3) improvements in non-interest income, especially because of gains on sale of Other Real Estate

Owned (OREO).  These positive affects more than offset the increases experienced in non-interest expense, thereby leading to an increase in earnings commensurate with the growth in assets of the Company across the two quarters.

Comparing results across the two time periods is affected by the Company’s acquisition of Ojai Valley Bank, completed on October 31, 2003.  Ojai Valley Bank, which was not part of the Company’s second quarter 2003 results, earned $236 thousand in the year ago period.  Six months year-to-date in 2003, they earned $490 thousand.  The former Ojai Valley Bank’s assets, deposits and certain of its staff members were fully part of the Company throughout the second quarter of 2004.

For the six months year-to-date, the Company posted net income of $17.0 million compared to $15.8 million earned in the like 2003 period.  Diluted earnings per share were $0.71 in the first half of 2004 compared to $0.64 in the like period one year earlier.  These earnings represent an annualized return on assets of 1.54% and 1.62%, respectively, for the comparable 2004 and 2003 periods.  The annualized return on equity was 12.40% for the first six months of 2004 compared to 12.34% in the first six months of 2003.  The slightly improved return on equity in the face of a lower return on assets again reflects the increased leverage of the Company in the first half of 2004 compared to the like 2003 period.  The same factors identified above for the improvements in earnings in the second quarter apply to the year-to-date results with the additional benefit of $373 thousand in securities gains realized during the first quarter of the year.  However, the increase in earnings did not quite keep pace with the increase in the size of the Company thereby leading to the modest 8 basis point decline in Return on Assets.

Net Interest Income.  The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest bearing liabilities, and changes in interest rates on net interest income for the three month periods ended June 30, 2004 and 2003.

	3 Months Ended June 30, 2004			3 Months Ended June 30, 2003			2004 Compared to 2003
Dollars in 000’s	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Composition of Change		Total Change
							Change Due To:
							Volume	Rate
EARNING ASSETS:
Loans	$1,289,633	$20,519	6.40%	$1,132,369	$20,134	7.13%	$2,645	$(2,260)	$385
Investment Securities	701,396	6,030	3.46%	593,674	5,854	3.96%	993	(817)	176
Fed Funds, Other	31,487	71	0.91%	75,232	219	1.17%	(113)	(35)	(148)
TOTAL EARNING ASSETS	2,022,516	26,620	5.29%	1,801,275	26,207	5.84%	3,525	(3,112)	413

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	1,055,338	609	0.23%	909,564	738	0.33%	101	(230)	(129)
Time Deposits	401,236	1,345	1.35%	398,664	1,795	1.81%	10	(460)	(450)
Interest Bearing Deposits	1,456,574	1,954	0.54%	1,308,228	2,533	0.78%	111	(690)	(579)

Other Borrowings	4,638	36	3.12%	3,927	35	3.57%	6	(5)	1

TOTAL INTEREST BEARING LIABILITIES	1,461,212	1,990	0.55%	1,312,155	2,568	0.78%	117	(695)	(578)

NET INTEREST INCOME	$2,022,516	$24,630	4.90%	$1,801,275	$23,639	5.26%	$3,408	$(2,417)	$991

Mid-State’s year-to-date annualized yield on interest earning assets was 5.29% for the second quarter of 2004 (5.71% on a taxable equivalent basis) compared to 5.84% in the like 2003 period (6.24% on a taxable equivalent basis).  The decrease in yield is related to the general decline in interest rates.  The Prime Rate, to which many of the Bank’s loans are tied, averaged 4.00% in the second quarter of 2004 compared to 4.25% in 2003.  Annualized interest expense as a percent of earning assets also decreased from 0.78% in the three months ended June 2003 to

0.54% in the comparable 2004 period.  Overall, Mid-State’s annualized Net Interest Income, expressed as a percent of earning assets, decreased from 5.26% for the three month period of 2003 (5.67% on a taxable equivalent basis) to 4.90% in the comparable 2004 period (5.31% on a taxable equivalent basis).  Annualized Net Interest Income as a percent of average total assets declined from 4.76% in the second quarter of 2003 (5.13% taxable equivalent) to 4.42% in the comparable 2004 period (4.79% taxable equivalent).  The impact of the decline in net interest margin by itself would have caused net interest income to decline, however, as noted in the table above, the increase in volume of loans and investment securities increased net interest income.  The combination of the volume and rate considerations resulted in net interest income increasing across the comparable periods ($24.6 million in the second quarter of 2004 compared to $23.6 million in the like 2003 period).  The Company is endeavoring to improve its net interest margin (and consequently its return on assets and return on equity) by altering the mix of its earning asset base in favor of more loans and fewer investment securities and lower fed funds sold.  The mix did improve modestly across the two quarters with loans averaging 63.8% of earning assets in the 2004 period compared to 62.9% in the 2003 period.

Average earnings assets for the three months ended June 30, 2004 increased $221.2 million from the like 2003 period ($2,022.5 million compared to $1,801.3 million).  Approximately $82.0 million of this increase relates to the acquisition completed October 31, 2003 of Ojai Valley Bank.  Average interest bearing deposits in this same time-frame were up $148.4 million, ($1,456.6 million compared to $1,308.2 million) of which approximately $79.0 million can be traced to that merger.

The following table presents a similar analysis of changes in interest income and expense for the six month period ended June 30, 2004 and 2003.

	6 months ended June 30, 2004			6 months ended June 30, 2003			2004 Compared to 2003
Dollars in 000’s	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Composition of Change		Total Change
							Change Due To:
							Volume	Rate
EARNING ASSETS:
Loans	$1,239,789	$40,237	6.53%	$1,124,190	$39,887	7.15%	$3,911	$(3,561)	$350
Investment Securities	733,254	12,463	3.42%	599,309	11,844	3.99%	2,452	(1,833)	619
Fed Funds, Other	34,750	157	0.91%	59,485	341	1.16%	(126)	(58)	(184)
TOTAL EARNING ASSETS	2,007,793	52,857	5.29%	1,782,984	52,072	5.89%	6,236	(5,451)	785

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	1,039,027	1,201	0.23%	896,727	1,500	0.34%	200	(499)	(299)
Time Deposits	400,256	2,748	1.38%	399,480	3,829	1.93%	6	(1,087)	(1,081)
Interest Bearing Deposits	1,439,283	3,949	0.55%	1,296,207	5,329	0.83%	206	(1,586)	(1,380)

Other Borrowings	4,956	117	4.75%	3,803	73	3.87%	25	19	44

TOTAL INTEREST BEARING LIABILITIES	1,444,239	4,066	0.57%	1,300,010	5,402	0.84%	231	(1,567)	(1,336)

NET INTEREST INCOME	$2,007,793	$48,791	4.89%	$1,782,984	$46,670	5.28%	$6,005	$(3,884)	$2,121

Mid-State’s year-to-date annualized yield on interest earning assets was 5.29% for the first six months of 2004 (5.71% on a taxable equivalent basis) compared to 5.89% in the like 2003 period (6.29% on a taxable equivalent basis).  The decrease in yield is related to the general decline in interest rates.  The Prime Rate, to which many of the Bank’s loans are tied, averaged 4.00% in the first six months of 2004 compared to 4.25% in the like period of 2003.  Annualized interest expense as a percent of earning assets also decreased from 0.84% in the first six months of 2003 to 0.57% in the comparable 2004 period.

Overall, Mid-State’s annualized Net Interest Income, expressed as a percent of earning assets, decreased from 5.28% for the first six month period of 2003 (5.68% on a taxable equivalent basis) to 4.89% in the comparable 2004 period (5.30% on a taxable equivalent basis).  Annualized Net Interest Income as a percent of average total assets (not shown in the table above) declined from 4.78% in the first six months of 2003 (5.14% taxable equivalent) to 4.42% in the comparable 2004 period (4.80% taxable equivalent).  As with the quarterly comparison, the impact of the decline in net interest margin by itself would have caused net interest income to decline, however, as noted in the table above, the increase in volume of loans and investment securities increased net interest income.  The combination of the volume and rate considerations resulted in net interest income increasing across the comparable periods ($48.8 million in the first half of 2004 compared to $46.7 million in the like 2003 period).  Average earnings assets for the six months ended June 30, 2004 increased from the like 2003 period ($2,007.8 million compared to $1,783.0 million).

Provision and Allowance for Loan Losses.  Mid-State took a benefit to the provision for loan losses of $2.7 million for the six months and three months ended June 30, 2004.  This compares to a provision for loan losses of $150 thousand in the second quarter of 2003 and $260 thousand for the six month period ended June 30, 2003.

Management believes that the allowances for loan losses and unfunded commitments, which collectively stand at 1.2% of total loans at June 30, 2004, are adequate to cover inherent losses.  Management has determined that the combination of the required standard reserve requirement allocated to its non performing loans, and the general loan loss reserve, are sufficient to offset potential losses, if any, arising from less than full recovery of the loans from the supporting collateral.  Non performing loans consist of loans on non-accrual and accruing loans 90 days or more past due.  The $15.5 million of collective allowances for credit losses is approximately 131% of the level of non performing loans compared to 120% one year earlier.  Non performing loans were $11.8 million at June 30, 2004 compared to $16.4 million one year earlier.  A combination of loan payoffs and improvements in the underlying credit quality of certain borrowers led to a dramatic drop in internally classified assets during the second quarter.

Non performing loans also dropped in the second quarter, albeit not as dramatically as the decline in internally classified assets, and the totals were further reduced on July 2 with the payoff of a $1.6 million non accrual loan.  The improving trend in non performing loans, continued improvements in the level of internally classified assets, net recoveries from the Company’s on-going collection efforts and continuing improvement in local economic conditions have significantly improved the Company’s asset quality.  These factors led to Management’s decision to take the aforementioned $2.7 million benefit to the provision for loan losses.

The unallocated portion of the allowance for loan losses was reduced from the level of approximately $6.7 million to approximately $4.0 million by virtue of the benefit to the provision for loan losses. The major factor driving the reduction was the payoffs of selected “problematic” borrowers along with the upgrade in credit quality of selected borrowers.  The unallocated portion of the allowance which stood at $4.7 million at the end of June 2003, then fell to $4.0 million by December 2003, and then started to rise at the very end of the first quarter to $5.5 million in March 2004.  During the first quarter review of the allowance, it was decided not to reduce the allowance as there was continuing uncertainty surrounding the loss potential in two of the Company’s problem credits and there was still some uncertainty surrounding general economic conditions.  During Management’s review of the allowance in June, circumstances had changed dramatically with respect to two significant problem credits with much of the uncertainty of loss lifted.  Moreover, further evidence suggested improving trends in the overall economy.  Less significantly, but a factor nonetheless, there has also been a very modest change in portfolio mix over the last twelve months with real estate secured loans (excluding Construction and Land Development) now accounting for 62.4% of the portfolio compared to 54.4% one year earlier which carries general reserves in the allowance for loan loss calculation at a lower rate (due to historically lower loss rates) than other categories of loans.  This had a minor effect on the size of the unallocated portion of the allowance.  Terms offered on most categories of loans have remained substantially similar over this period of time and did not have a bearing on the change in the allowance for loan losses.

Changes in the allowance for loan losses (in thousands) for the periods ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period:
Allowance for loan losses	$16,584	$17,576	$16,063	$17,370
Allowance for losses-unfunded commitments	1,867	1,811	1,941	1,771
Total allowances for losses at beginning of period	18,451	19,387	18,004	19,141

(Reductions) additions to the allowance for losses – unfunded commitments (credited) charged to expense	(297)	1	(371)	41
(Reductions) additions to the allowance for loan losses (credited) charged to provision	(2,700)	150	(2,700)	260
Loans charged off	(204)	(172)	(547)	(241)
Recoveries of loans previously charged-off	215	409	1,079	574
Total allowances for losses-end of quarter	$15,465	$19,775	$15,465	$19,775

Allowance for loan losses	$13,895	$17,963	$13,895	$17,963
Allowance for losses-unfunded commitments	1,570	1,812	1,570	1,812
Total allowances for losses-end of quarter	$15,465	$19,775	$15,465	$19,775

At June 30, 2004, the recorded investments in loans, which have been identified as impaired totaled $11,844,000.  Of this amount, $2,118,000 related to loans with no valuation allowance and $9,725,000 related to loans with a corresponding valuation allowance of $2,949,000.  Impaired loans totaled $17,504,000 at June 30, 2003. Of this amount, $2,684,000 related to loans with no valuation allowance and $14,820,000 related to loans with a corresponding valuation allowance of $2,366,000.  For the quarter ended June 30, 2004, the average recorded investment in impaired loans was $12,137,000 compared to $17,545,000 in the 2003 period.  A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

Non-interest Income.  Non-interest income for the second quarter of 2004 was $7.9 million, up modestly from the $7.5 million earned in the 2003 period.  There was an increase in service charges and fees of approximately $208 thousand over the comparable periods, primarily as a result of the implementation of a new decision plan module for handling non-sufficient fund and overdraft accounts. The slowdown in refinance activity caused the net gain on sale of mortgage loans held for sale to decline to $229 thousand in the second quarter of 2004 compared to $987 thousand in the comparable quarter of 2003.  Other non interest income rose from $0.7 million in the second quarter of 2003 to $1.7 million in the comparable 2004 period.  The increase was primarily due to a gain on the sale of other real estate of approximately $1.1 million.

For the six months ended June 30, 2004, non interest income rose slightly, to $14.9 million from $14.4 million in the comparable 2003 period.  There was an increase in service charges and fees of approximately $508 thousand over the comparable periods, primarily as a result of the implementation of a new decision plan module for handling nonsufficient fund and overdraft accounts.  Pre-tax securities gains increased by $353 thousand across the comparable periods.  The majority of this was due to accepting a tender offer for a $1.0 million block of corporate bonds held by the Bank resulting in a $352 thousand gain in the first quarter of 2004.  Other non interest income rose from $1.4 million in the first half of 2003 to $2.5 million in the comparable 2004 period.  The increase was primarily due to a gain on the sale of other real estate of approximately $1.1 million.  Offsetting these increases in non interest income across the comparable six month periods was a decline in the net gain on sale of mortgage loans held for sale of $1.6 million.  This was because of the dramatic slowdown in refinance activity currently being experienced by the mortgage industry.  Management fully expects this source of income to be lower in the balance of 2004 as well compared to 2003 levels.

Non-interest Expense.  Non-interest expense for the second quarter of 2004 was $20.9 million.  This compares to $18.0 million in the like 2003 period.  This increase was the result of increases in salaries and benefits of approximately $2.0 million, an increase in occupancy and furniture expense of $236 thousand and an increase in other operating expenses of $643 thousand.

The increase in salaries and benefits in the comparable quarters was comprised of $1.0 million in salary increases and $1.0 million in benefit cost increases.  The amount of increase was influenced by several factors, including: 1) the addition of employees from the acquisition of Ojai Valley Bank resulting in approximately $283 thousand more salaries and benefits expense, 2) increases in accrual rates for incentive compensation of $300 thousand, 3) increases in the Company cost of health care coverage for employees of approximately $164 thousand, 4) increases in workers compensation premiums of approximately $52 thousand, 5) increases in payroll tax rates for California’s Family Leave Act estimated at approximately $59 thousand, 6) one-time severance costs for terminated employees of approximately $25 thousand, and 7) regular salary increases representing the majority of the balance of the increase.

The increases in Occupancy expense across the comparable quarters noted above was primarily attributable to increased rental expenses for the new Ojai facilities and partly to increases in maintenance expenses. The increase in other operating expenses is due primarily to an increase in advertising and promotion expense of $228 thousand across the two quarters and a $270 thousand increase in professional expense.

Non-interest expense for the first six months of 2004 was $40.6 million.  This compares to $36.4 million in the comparable 2003 period.  This increase was the result of increases in salaries and benefits of approximately $3.0 million, an increase in occupancy and furniture expense of $0.6 million and an increase in other operating expenses of $0.6 million.

The increase in salaries and benefits in the comparable six month periods was comprised of $1.4 million in salary increases and $1.6 million in benefit cost increases.  As with the quarterly comparison above, the amount of increase was influenced by several factors, including: 1) the addition of employees from the acquisition of Ojai Valley Bank resulting in approximately $565 thousand more salaries and benefits expense, 2) increases in accrual rates for incentive compensation of $600 thousand, 3) increases in the Company cost of health care coverage for employees of approximately $328 thousand, 4) increases in workers compensation premiums of $105 thousand, 5) increases in payroll tax rates for California’s Family Leave Act totaling approximately $118 thousand, 6) one-time severance costs for terminated employees of approximately $135 thousand, and 7) regular salary increases representing the majority of the balance of the increase.

The increases in Occupancy expense across the comparable six month periods noted above was primarily attributable to increased rental expenses for the new Ojai facilities and partly to increases in maintenance expenses. The increase in other operating expenses is due primarily to increases in advertising and promotion expense of $461 thousand.

Provision for Income Taxes.  The year-to-date provision for income taxes was $8.8 million, which is up slightly from the $8.6 million in the same period in 2003.  For the second quarter of 2004 the provision for income taxes rose $403 thousand, up from the $4.6 million in the 2003 period to $5.0 million.  The effective tax rate in 2004 was 34.0% compared to 35.3% in 2003.  While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax-exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.  Higher levels of tax exempt interest income in 2004 is the primary contributing factor to the slightly lower effective tax rates in 2004 compared to 2003.

Balance Sheet.  Total assets at June 30, 2004 totaled $2.252 billion, up 11.3% from the level one year earlier of $2.024 billion.  This growth was fueled primarily by an increase in deposits of 12.3% to $1.954 billion, up from $1.740 billion one year earlier.  Part of the growth in deposits (approximately $79.0 million) was due to the merger with Ojai Valley Bank on October 31, 2003.  While Time Deposits under $100 thousand decreased from $241.0 million one year earlier to $236.4 million at period end, the Time Deposits over $100 thousand increased by $8.1 million. All other core deposit categories of Demand, NOW, Money Market and Savings increased to $1.553 billion from $1.343 billion one year earlier.  In an ongoing effort to improve earnings, the Company continues to focus its attention on attracting lower cost core deposits and has consciously chosen not to pay the higher rates on certain more expensive Time Deposits.  Loan activity over the last year has increased, with net loans increasing by $218 million from $1.084 billion to $1.302 billion at period-end.  Only approximately $30 million of this growth was due to the merger with Ojai Valley Bank.  Loans held for sale (single family, mortgage originations) decreased by $37.1 million to $12.8 million from one year earlier, reflecting the slow-down in refinance activity.  Stockholders’ equity increased by $9.6 million when comparing June, 2004 over June, 2003 (see below under Capital Resources for a recap of the components of this change).

Mid-State Bank & Trust’s loan to deposit ratio of 67.3% at June 30, 2004 is up from the 63.3% ratio one year earlier.  There is ample internal liquidity to fund increases in this ratio through liquidation of Mid-State’s investment portfolio which is categorized as available for sale.

Investment Securities and Fed Funds Sold.  Of the $674.4 million portfolio at June 30, 2004, 5% is invested in U.S. treasury securities, 38% is invested in U.S. government agency obligations, 56% is invested in municipal and corporate securities and 1% is invested in mortgage-backed securities.  Sixty-four percent of all investment securities and fed funds sold combined mature within five years.  Approximately 22% of the total portfolio matures in less than one year.  The Bank’s investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 15 years.  The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

A summary of investment securities owned is as follows:

June 30, 2004

(amounts in 000’s) Securities Available For Sale	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$32,786	$32	$(187)	$32,631
Securities of U.S. government agencies and corporations	253,466	1,900	(1,448)	253,918
Mortgage backed securities	8,275	593	(69)	8,799
Obligations of states and political subdivisions	354,848	8,422	(2,404)	360,866
Other investments	17,938	304	(25)	18,217
TOTAL	$667,313	$11,251	$(4,133)	$674,431

June 30, 2003

(amounts in 000’s) Securities Available For Sale	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$15,684	$334	$—	$16,018
Securities of U.S. government agencies and corporations	212,753	7,464	(37)	220,180
Mortgage backed securities	5,787	299	—	6,086
Obligations of states and political subdivisions	321,934	19,533	(65)	341,402
Other investments	16,120	1,314	—	17,434
TOTAL	$572,278	$28,944	$(102)	$601,120

The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2004.

	Less than 12 months		12 months or more		Total
(amounts in 000’s)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury securities	$27,554	$(187)	$—	$—	$27,554	$(187)

Securities of U.S. government agencies and corporations	122,753	(1,322)	4,927	(126)	127,680	(1,448)
Mortgage backed securities	1,140	(69)	—	—	1,140	(69)
Obligations of states and political subdivisions	115,976	(2,271)	2,020	(133)	117,996	(2,404)
Other investments	2,291	(25)	—	—	2,291	(25)
TOTAL	$269,714	$(3,874)	$6,947	$(259)	$276,661	$(4,133)

All of the unrealized losses identified in the table above are primarily attributable to changes in general interest rate levels and are not considered to be other than temporary impairment.  The unrealized losses are not the result of any deteriorating financial conditions or near term prospects of the underlying issuers and Management believes that it has the intent and ability to retain these investment securities to allow for the eventual recovery in market value.

Capital Resources.  At the start of 2004, there were 872 shares of the Company’s common stock remaining for repurchase under the Board of Directors May 2002 stock repurchase program authorization.  At its regular Board meeting of January 21, 2004, the Board authorized the repurchase of up to 1,178,352 additional shares.  The new authorization does not have an expiration date.  There were 157,350 shares repurchased in the second quarter of 2004 at an average price of $22.48 per share compared to 185,699 shares repurchased in the second quarter of 2003 at an average price of $19.06 per share.  Year-to-date, the Company has repurchased 158,212 shares at an average price of $22.51 per share compared to 418,289 repurchased in the like 2003 period at an average price of $17.93 per share.  As of June 30, 2004, the Company is continuing the program and can repurchase up to 1,021,012 additional shares under this authorization.

In other matters concerning capital, the Board of Directors increased its first and second quarter 2004 dividends to $0.14 per share, or $0.28 for the six months, representing a 17% increase over the $0.24 declared in the first half of 2003.  The Company paid a dividend of $0.13 in the second quarter of 2003.

Total stockholders’ equity increased from $262.4 million at June 30, 2003 to $272.0 million at June 30, 2004.  Changes in stockholders’ equity over this 12 month period includes activity outlined in the following table (in 000’s):

	Common Stock & Surplus	Retained Earnings	Accumulated Comp. Income	Total
Ending Equity at June 30, 2003	$71,566	$173,489	$17,305	$262,360
Net Income 6 Months 2003 (July - Dec.)		17,361		17,361

Common Stock Repurchased 6 Months 2003 (July - Dec.)	(8,710)			(8,710)

Stock Options Exercised - 6 Months 2003 (July – Dec.)	804			804

Regular Dividends 6 Months 2003 (July – Dec.)		(6,079)		(6,079)

Change in Accumulated Other Comprehensive Income			(5,028)	(5,028)

Shares issued in connection with merger	11,846			11,846

Ending Equity at December 31, 2003	75,506	184,771	12,277	272,554

Net Income 6 Months Y-T-D 2004		17,038		17,038

Common Stock Repurchased 6 Months Y-T-D 2004	(3,562)			(3,562)

Stock Options Exercised 6 Months Y-T-D	532			532

Regular Dividends – 6 Months Y-T-D 2004		(6,594)		(6,594)

Change in Accumulated Other Comprehensive Income			(8,006)	(8,006)

Ending Equity at June 30, 2004	$72,476	$195,215	$4,271	$271,962

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

The Bank has adequate liquidity at the present time.  Its loan to deposit ratio at June 30, 2004 was 67.3% versus 63.3% one year earlier.  The Bank normally strives for a loan to deposit ratio in the 65% to 75% range.  The Bank’s internally calculated liquidity ratio stands at 37.3% at June 30, 2004, which is above its minimum policy of 15% and slightly lower than the 42.2% level of June 30, 2003.  With the weaker loan demand experienced in recent years coupled with continued strong growth in the Bank’s deposit base, the Bank has a stronger liquidity position and lower loan to deposit ratio than it would normally target.  Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

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

The Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $29.2 million at June 30, 2004, down from $35.9 million one year earlier.  Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $565.4 million, which was up from the $474.8 million outstanding one year earlier.  The Company has an allowance for losses-unfunded commitments totaling $1,570,000 and $1,812,000 at June 30, 2004 and 2003, respectively, to cover losses inherent in its letter of credit accommodations and undisbursed loan commitments.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

The Company does make loans and leases to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms.  These loans and leases totaled $5.7 million and $2.0 million at June 30, 2004 and 2003, respectively.

In the ordinary course of business, the Bank is a party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 6 of the Company’s consolidated financial statements contained in Item 8 of Part II of the Company’s December 31, 2003 Form 10K.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

The Bank expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges.  A recent review as of June 30, 2004 of the potential changes in the Bank’s net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +3.0% and –9.3% of the base case (rates unchanged) of $97.1 million.  The Bank’s policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months.  Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Bank’s net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant	-9.3%
(Prime down to 2.00% over 6 months)

Rates Down Significant	-3.0%
(Prime down to 3.00% over 7 months)

Rates Down Modestly	-2.0%
(Prime down to 3.25% over 7 months)

Base Case - Rates Unchanged	—
(Prime unchanged at 4.00% over 12 months)

Rates Up Modestly	+0.9%
(Prime up to 5.00% over 10 months)

Rates Up Aggressive	+1.8%
(Prime up to 6.00% over 10 months)

Rates Up Very Aggressive	+3.0%
(Prime up to 7.00% over 10 months)

Net interest income under the above scenarios is influenced by the characteristics of the Bank’s assets and liabilities.  In the case of N.O.W., savings and money market deposits (total $1.055 billion) interest is based on rates set at the discretion of management ranging from 0.05% to 0.75%.  In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments.  In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

It is important to note that the above table is a summary of several forecasts and actual results may vary.  The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time.  Factors affecting these estimates and assumptions include, but are not limited to - competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses.  Changes that vary significantly from the assumptions and estimates may have significant effects on the Bank’s net interest income.  Therefore the results of this analysis should not be relied upon as indicative of actual future results.  Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank’s relative insensitivity to interest rate changes.  The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis.  Over the last 5 calendar years (1999 – 2003), the Bank’s net interest margin (which is net interest income divided by average earning assets of the Bank) had ranged from a low of 5.14% to a high of 6.44% (not taxable equivalent).  The Bank’s net interest margin in 2003 of 5.14% was at the low end of this range by historical standards, coming off the higher levels experienced in 2000 of 6.44%.  In the first half of 2004, the net interest margin fell further to 4.89% and for the second quarter the net interest margin was 4.90%.  This is a result of both the lower level of interest rates and the change in mix of earning assets (the Bank now has a smaller portion in loans vis-à-vis investment securities compared to 2000 when the margin was at its widest level).  The net interest margin under the forecasted alternative scenarios ranges from 4.25% to 4.82%.  Management believes this range of scenarios, while lower than historical standards, is consistent with current experience and interest rate levels, but no assurances can be given that actual future experience will fall within this range.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Remaining Shares That May be Purchased Under the Authorization	Dollar Value of Shares That May be Purchased Under the Authorization (3)

May 1, 2002 Authorization (1)

January 2004	842	$26.51	30	$733
February 2004	20	$26.75	10	$238
March 2004	0	0	10	$240
April 2004	10	$23.61	0	—

January 21, 2004 Authorization (2)

January 2004	0	0	1,178,352	$28,775,356
February 2004	0	0	1,178,352	$28,103,695
March 2004	0	0	1,178,352	$28,280,448
April 2004	11,990	$23.11	1,166,362	$26,231,481
May 2004	60,200	$22.11	1,106,162	$24,822,275
June 2004	85,150	$22.66	1,021,012	$24,003,992

Totals	158,212	$22.51	1,021,012	$24,003,992

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

Item 4 - Submission of Matters to a Vote of Security Holders

The following items were submitted to the security holders for approval at the annual meeting held on May 18, 2004:

                1.   Election of the following three persons for a term of three years to the Board of Directors of the Company.

                The results of the vote were as follows:

NAME	FOR	WITHHELD

Daryl Flood	17,336,381	2,310,330
Michael Miner	19,492,966	153,745
Alan Raines	19,500,585	146,126

There were no other items presented to the security holders during the second quarter of 2004.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

A)           Exhibits

Exhibit No.	Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B)            Reports on Form 8-K

The Company filed its first report on Form 8-K during the second quarter of 2004 on April 19, 2004, it announced the Company’s financial results for the first quarter of 2004.  The Press Release dated April 19, 2004 was attached.

The Company filed its second report on Form 8-K during the second quarter of 2004 on May 24, 2004 to announce that on May 18, 2004, Gracia Bello retired from the Board of Directors and that Michael Miner was elected by the Shareholders to fill the vacated position on the Board.  The Press Release dated May 20, 2004 was attached.

The Company filed its third report on Form 8-K on June 17, 2004 to report that on June 16, 2004 at its regular meeting of the Board of Directors of Mid-State Bancshares, the Board declared a fourteen cents per-share quarterly cash dividend for all shareholders of record on June 30, 2004, payable on July 15, 2004.  The Press Release dated June 17, 2004 was attached.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid-State Bancshares

Date: July 30, 2004	By:	/s/ JAMES W. LOKEY
JAMES W. LOKEY
President and
Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2004	By:	/s/ JAMES G. STATHOS
JAMES G. STATHOS
Executive Vice President and
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.