Form 10-Q
period 2004-09-30
MID-STATE BANCSHARES
filed 2004-11-09
CIK 1027324

United States

Securities and Exchange Commission

Washington, D.C. 20429

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2004
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 000-23925

MID-STATE BANCSHARES

(Exact name of registrant as specified in its charter)

California	77-0442667
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1026 Grand Ave. Arroyo Grande, CA	93420-0580
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares of common stock of the Company outstanding as of October 29, 2004:  23,247,339 shares.

Mid-State Bancshares

September 30, 2004

Index

PART I - FINANCIAL INFORMATION

Item 1 —Financial Statements (Unaudited)

Consolidated Statements of Financial Position

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 —Quantitative and Qualitative Disclosure About Market Risk

Item 4 —Controls and Procedures

PART II - OTHER INFORMATION

Item 1 —Legal Proceedings

Item 2 —Changes in Securities and Use of Proceeds

Item 3 —Defaults Upon Senior Securities

Item 4 —Submission of Matters to a Vote of Security Holders

Item 5 —Other Information

Item 6 —Exhibits and Reports on Form 8-K

Signatures

Certifications

EX-32 Certification Pursuant to 18 U.S.C. Sec. 1350

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Mid-State Bancshares

Consolidated Statements of Financial Position

(Unaudited - figures in 000’s)

ASSETS	Sept. 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Cash and Due From Banks	$119,104	$123,763	$109,469
Fed Funds Sold	—	47,500	85,300
Securities Available For Sale	688,923	774,679	682,441
Loans Held for Sale	10,001	13,410	42,075
Loans, Net of Unearned Income	1,394,478	1,154,932	1,091,113
Allowance for Loan Losses	(13,912)	(16,063)	(16,871)
Net Loans	1,380,566	1,138,869	1,074,242
Premises and Equipment, Net	25,213	26,325	25,709
Accrued Interest Receivable	13,099	12,174	12,254
Other Real Estate Owned	—	3,428	3,279
Goodwill	47,840	47,840	33,448
Core Deposit Intangibles, net	8,076	9,107	6,698
Other Assets	16,721	11,737	11,234
Total Assets	$2,309,543	$2,208,832	$2,086,149
LIABILITIES AND EQUITY
Non Interest Bearing Demand	$524,785	$487,624	$436,565
NOW Accounts, Money Market and Savings Deposits	1,075,583	1,024,207	965,821
Time Deposits Under $100	231,147	245,052	236,275
Time Deposits $100 or more	168,052	155,548	156,131
Total Deposits	1,999,567	1,912,431	1,794,792
Other Borrowings	5,843	7,627	7,907
Allowance for Losses — Unfunded Commitments	1,682	1,941	1,862
Accrued Interest Payable and Other Liabilities	23,989	14,279	20,767
Total Liabilities	2,031,081	1,936,278	1,825,328
Commitments and Contingencies
Shareholders’ Equity: Common Stock and Surplus (Shares Outstanding of 23,323, 23,567 and 23,191, respectively)	68,348	75,506	67,424
Retained Earnings	200,626	184,771	179,448
Accumulated Other Comprehensive Income net of taxes of $6,326, $8,200 and $9,299	9,488	12,277	13,949
Total Equity	278,462	272,554	260,821
Total Liabilities and Equity	$2,309,543	$2,208,832	$2,086,149

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Income

(Unaudited - figures in 000’s except earnings per share data)

	Three Month Period Ended Sept. 30,		Nine Month Period Ended Sept. 30,
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$22,106	$20,574	$62,343	$60,461
Interest on investment securities - U.S. Treasury securities	178	253	820	612
U.S. Government agencies and corporations	2,095	2,062	6,595	6,453
Obligations of states and political sub-divisions and other securities	3,708	3,491	11,029	10,585
Interest on fed funds sold and other	149	263	306	604
Total Interest Income	28,236	26,643	81,093	78,715
Interest Expense:
Interest on NOW, money market and savings	654	497	1,855	1,997
Interest on time deposits less than $100	849	1,034	2,595	3,540
Interest on time deposits of $100 or more	546	585	1,548	1,908
Interest other	34	41	151	114
Total Interest Expense	2,083	2,157	6,149	7,559
Net Interest Income before provision	26,153	24,486	74,944	71,156
(Benefit) Provision for loan losses	—	—	(2,700)	260
Net Interest Income after provision	26,153	24,486	77,644	70,896
Other Operating Income:
Service charges and fees	2,574	2,271	7,646	6,835
Commissions, fees and other service charges	3,545	3,511	10,146	9,996
Gains on sale of securities	93	14	475	43
Gain on sale of loans held for sale	40	1,032	414	2,992
Other non-interest income	998	1,010	3,479	2,370
Total Other Operating Income	7,250	7,838	22,160	22,236
Other Operating Expense:
Salaries and employee benefits	10,579	9,606	32,478	28,465
Occupancy and furniture	3,153	3,017	9,361	8,649
Other operating expenses	6,533	5,966	18,997	17,876
Total Other Operating Expense	20,265	18,589	60,836	54,990
Income Before Taxes	13,138	13,735	38,968	38,142
Provision for income taxes	4,465	4,760	13,257	13,364
Net Income	$8,673	$8,975	$25,711	$24,778
Earnings per share:
— basic	$0.37	$0.39	$1.09	$1.06
— diluted	$0.36	$0.37	$1.07	$1.01
Dividends per share	$0.14	$0.13	$0.42	$0.37
Average shares used in earnings per share calculations:
— basic	23,369	23,287	23,496	23,411
— diluted	23,842	24,350	23,949	24,487

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Comprehensive Income

(Unaudited - figures in 000’s)

	Three Month Period		Nine Month Period
	Ended Sept. 30,		Ended Sept. 30,
	2004	2003	2004	2003
Net Income	$8,673	$8,975	$25,711	$24,778
Other Comprehensive Income Before Taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	8,788	(5,579)	(4,188)	1,228
Reclassification adjustment for (gains) included in net income	(93)	(14)	(475)	(43)
Other comprehensive income (loss), before taxes	8,695	(5,593)	(4,663)	1,185
Income tax expense (credit) related to items in comprehensive income	3,478	(2,237)	(1,874)	474
Other Comprehensive Income (Loss), Net of Taxes	5,217	(3,356)	(2,789)	711
Comprehensive Income	$13,890	$5,619	$22,922	$25,489

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Cash Flows

(Unaudited - figures in 000’s)

	Nine Month Period
	Ended Sept. 30,
	2004	2003
OPERATING ACTIVITIES
Net Income	$25,711	$24,778
Adjustments to reconcile net income to net cash(used in) provided by operating activities:
(Benefit) provision for credit losses	(2,700)	260
Depreciation and amortization	4,669	3,376
Net amortization of prem./discounts-investments	3,987	2,934
Impairment of Investment in real estate	—	91
Gain on sale of loans held for sale	(447)	(2,992)
Gain on sale of other real estate owned	(1,084)	—
Gain on sale of securities, net	(470)	(43)
Net decrease (increase) in loans held for sale	3,856	(16,523)
Change in deferred loan fees	(146)	197
Changes in assets and liabilities:
Accrued interest receivable	(925)	(565)
Other assets, net	(3,110)	(644)
Other liabilities	9,451	5,944
Net cash provided by operating activities	38,792	16,813
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments	117,536	128,074
Purchases of investments	(39,960)	(203,238)
Increase in loans, net	(238,851)	(7,797)
Proceeds from investments in real estate	—	148
Proceeds from sale of other real estate owned	4,512	—
Purchases of premises and equipment, net	(2,526)	(3,743)
Net cash used in investing activities	(159,289)	(86,556)
FINANCING ACTIVITIES
Increase in deposits	87,136	141,845
Decrease in short-term borrowings	(1,784)	(3,066)
Exercise of stock options	1,659	1,686
Cash dividends paid	(9,856)	(8,639)
Repurchase of company stock	(8,817)	(11,850)
Net cash provided by financing activities	68,338	119,976
(Decrease) increase in cash and cash equivalents	(52,159)	50,233
Cash and cash equivalents, beginning of period	171,263	144,536
Cash and cash equivalents, end of period	$119,104	$194,769
The accompanying notes are an integral part of these consolidated statements.
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,138	$7,671
Cash paid during the period for taxes	9,306	13,636
Transfer of Loans to Other Real Estate Owned	—	3,279

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

	Three Month Period Ended			Three Month Period Ended
	Sept. 30, 2004			Sept. 30, 2003
	Net Income	Shares	EPS	Net Income	Shares	EPS
Net Income as reported	$8,673			$8,975

Basic Earnings Per Share:
Income available to Common Shareholders	$8,673	23,369	$0.37	$8,975	23,287	$0.39

Effect of dilutive securities:
Stock Options		473			1,063

Diluted Earnings Per Share:
Income available to Common Shareholders	$8,673	23,842	$0.36	$8,975	24,350	$0.37

	Nine Month Period Ended Sept. 30, 2004			Nine Month Period Ended Sept. 30, 2003
	Net Income	Shares	EPS	Net Income	Shares	EPS
Net Income as reported	$25,711			$24,778

Basic Earnings Per Share:
Income available to Common Shareholders	$25,711	23,496	$1.09	$24,778	23,441	$1.06

Effect of dilutive securities:
Stock Options		453			1,046

Diluted Earnings Per Share:
Income available to Common Shareholders	$25,711	23,949	$1.07	$24,778	24,487	$1.01

NOTE C — RECENT ACCOUNTING PRONOUNCEMENTS

In January of 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”.  FIN No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and ii) the equity investors lack an essential characteristic of a controlling financial interest.  FIN No. 46 was initially effective for all financial statements issued on or after February 1, 2003, but subsequently the adoption date was deferred to January 1, 2004.  The adoption of FIN No. 46 did not have a material impact on the Company’s results of operations and financial position.

The FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in May of 2003.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations and financial position.

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

On March 31, 2004, the FASB issued an Exposure Draft, Share-Based Payment (an amendment of SFAS No. 123 and 95) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method.  The proposed Statement would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value-based method of accounting.   A final Statement is expected to be issued in the fourth quarter of 2004.  The adoption of the new accounting for share-based payment transactions is not expected to have a material impact on the Company’s results of operations and financial position.

In June 2004, the Emerging Issues Task Force of the FASB issued guidance on its Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The guidance made recommendations regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”   The guidance for evaluating whether an investment is other-than-temporarily impaired was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  The disclosures were effective in annual financial statements for fiscal years ending after December 15, 2003.  On September 30, 2004, the FASB Board directed the issuance of FASB Staff Position (FSP) EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.”  The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1.  The FASB also asked constituents to comment on whether the application guidance with respect to “minor impairments” should also be applied to securities analyzed for impairment under paragraphs 10-15 of Issue 03-1.  Based on comment letters received, the FASB decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1 as it further considers whether application guidance is necessary for all securities analyzed for impairment.  The delay of the effective date for paragraphs 10 — 20 of Issue 03-1 will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a.  The adoption of EITF Issue No. 03-1 is not expected to have a material impact on the Company’s results of operations and financial position.

NOTE D — CORE DEPOSIT INTANGIBLES, NET

The following is a summary of the Company’s core deposit intangibles.  Figures are in thousands (unaudited).

	Sept. 30, 2004			Sept. 30, 2003
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core Deposit Intangible	$11,596	$(3,520)	$8,076	$8,870	$(2,172)	$6,698

	Dec. 31, 2003
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core Deposit Intangible	$11,596	$(2,489)	$9,107

Aggregate Amortization Expense of Core Deposit Intangibles ($ in 000’s):

	Nine Month Period Ended Sept. 30,
	2004	2003

Amortization of Core Deposit Intangible	$1,031	$804

The amortization expense for core deposit intangibles is included within other operating expenses on the consolidated statements of income.  The projected  amortization  expense  for  core deposit intangibles,  assuming no further  acquisitions or dispositions,  is approximately $1.4 million per year over the next five years.

NOTE E — STOCK OPTIONS

At September 30, 2004, the Company had one stock option plan which is described more fully in Note 15 in the Company’s 2003 Annual Report on Form 10-K.  The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three and nine month periods ended September 30:

	Three Month Period Ended Sept. 30,		Nine Month Period Ended Sept. 30,
(dollars in 000’s except per share amounts)	2004	2003	2004	2003
Net income, as reported	$8,673	$8,975	$25,711	$24,778
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related taxes	(484)	(395)	(1,408)	(1,186)

Pro-forma net income	$8,189	$8,580	$24,303	$23,592

Basic income per share, as reported	$0.37	$0.39	$1.09	$1.06
Pro-forma basic income per share	$0.35	$0.37	$1.03	$1.01

Diluted income per share, as reported	$0.36	$0.37	$1.07	$1.01
Pro-forma diluted income per share	$0.34	$0.35	$1.01	$0.96

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months and nine months ended September 30, 2004.  This analysis should be read in conjunction with our 2003 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Mid-State Bancshares on a consolidated basis.

    Certain statements contained in this Quarterly Report of Form 10-Q (“Report”), including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expreseed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in our 2003 Annual Report as filed on form 10-K, including in “Item 1. Business — Factors That May Affect Future Results of Operations.”  When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties.  We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                This discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

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

                Selected Financial Data Summary The following table provides certain selected consolidated financial data as of and for the three months and nine months ending September 30, 2004 and 2003 (unaudited in 000’s, except per share data).

	Quarter Ended		Year-to-Date
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30 ,2003
Interest Income	$28,236	$26,643	$81,093	$78,715
Interest Expense	2,083	2,157	6,149	7,559
Net Interest Income	26,153	24,486	74,944	71,156
(Benefit)/Provision for Loan Losses	—	—	(2,700)	260
Net Interest Income after provision for loan losses	26,153	24,486	77,644	70,896
Non-interest income	7,250	7,838	22,160	22,236
Non-interest expense	20,265	18,589	60,836	54,990
Income before income taxes	13,138	13,735	38,968	38,142
Provision for income taxes	4,465	4,760	13,257	13,364
Net Income	$8,673	$8,975	$25,711	$24,778

Per share:
Net Income — basic	$0.37	$0.39	$1.09	$1.06
Net Income — diluted	$0.36	$0.37	$1.07	$1.01
Weighted avg. shares used in Basic E.P.S. calc.	23,369	23,287	23,496	23,441
Weighted avg. shares used in Diluted E.P.S. calc.	23,842	24,350	23,949	24,487
Cash dividends	$0.14	$0.13	$0.42	$0.37
Book value at period-end			$11.94	$11.25
Tangible book value at period end			$9.54	$9.43
Ending Shares			23,323	23,191

Financial Ratios
Return on assets	1.50%	1.72%	1.53%	1.65%
Return on tangible assets	1.53%	1.76%	1.57%	1.69%
Return on equity	12.47%	13.61%	12.42%	12.77%
Return on tangible equity	15.64%	16.22%	15.61%	15.25%
Net interest margin (not taxable equiv.)	5.01%	5.14%	4.93%	5.23%
Net interest margin (taxable equivalent yield)	5.41%	5.53%	5.34%	5.63%
Net loan (recoveries) losses to avg. loans	(0.01)%	0.38%	(0.06)%	0.09%
Efficiency ratio	60.7%	57.5%	62.7%	58.9%

Period Averages
Total Assets	$2,306,318	$2,069,078	$2,249,562	$2,002,806
Total Tangible Assets	2,250,254	2,026,932	2,193,155	1,960,666
Total Loans (incl. loans held for sale)	1,358,768	1,140,493	1,279,738	1,129,684
Total Earning Assets	2,077,356	1,889,499	2,031,150	1,818,879
Total Deposits	2,005,694	1,787,933	1,951,211	1,724,251
Common Equity	276,652	261,692	276,426	259,408
Common Tangible Equity	220,587	219,546	220,019	217,268

	Sept. 30, 2004	Sept. 30, 2003
Balance Sheet — At Period-End
Cash and due from banks	$119,104	$109,469
Investments and Fed Funds Sold	688,923	767,741
Loans held for sale	10,001	42,075
Loans, net of deferred fees, before allowance for loan losses	1,394,478	1,091,113
Allowance for Loan Losses	(13,912)	(16,871)
Goodwill and core deposit intangibles	55,916	42,217
Other assets	55,033	50,405
Total Assets	$2,309,543	$2,086,149

Non-interest bearing deposits	$524,785	$436,565
Interest bearing deposits	1,474,782	1,358,227
Other borrowings	5,843	7,907
Allowance for losses - unfunded commitments	1,682	1,862
Other liabilities	23,989	20,767
Shareholders’ equity	278,462	260,821
Total Liabilities and Shareholders’ equity	$2,309,543	$2,086,149

Asset Quality & Capital — At Period-End
Non-accrual loans	$10,954	$12,562
Loans past due 90 days	—	—
Other real estate owned	—	3,279
Total non performing assets	$10,954	$15,841

Allowance for losses to loans, gross (1)	1.1%	1.7%
Non-accrual loans to total loans, gross	0.8%	1.2%
Non performing assets to total assets	0.5%	0.8%
Allowance for losses to non performing loans (1)	142.4%	149.1%

Equity to average assets (leverage ratio)	9.5%	10.2%
Tier One capital to risk-adjusted assets	12.4%	14.7%
Total capital to risk-adjusted assets	13.3%	16.0%

(1) Includes allowance for loan losses and allowance for losses - unfunded commitments

     Performance Summary.  The Company posted net income of $8.7 million for the three months ended September 30, 2004 compared to $9.0 million in the like 2003 period.  On a per share basis, diluted earnings per share were $0.36 in the 2004 period compared to $0.37 in the same quarter of 2003.  These earnings represent an annualized return on assets of 1.50% and 1.72%, respectively.  The annualized return on equity was 12.47% for the third quarter of 2004 compared to 13.61% in the third quarter of 2003.  The decline in the Company’s return on assets and return on equity in the comparable periods is primarily attributable to a decline in its net interest margin (the ratio of its net interest income to average earning assets), increases in other operating expenses and a decline in its gain on sale of mortgage loans held for sale. The Company’s leverage ratio was 9.5% at September 30, 2004 compared to 10.2% one year earlier reflecting both the Company’s on-going stock repurchase program and the premium paid on October 31, 2003 for the acquisition of Ojai Valley Bank.

     Comparing results across the two time periods is affected by the Company’s acquisition of the aforementioned Ojai Valley Bank.  Ojai Valley Bank, which was not part of the Company’s third quarter 2003 results, earned $205 thousand in the three months ended September 30, 2003 and $695 thousand in the nine months ended September 30, 2003.  The former Ojai Valley Bank’s assets, deposits and certain of its staff members were integrated throughout 2004.

     For the nine months year-to-date, the Company posted net income of $25.7 million compared to $24.8 million earned in the like 2003 period.  Diluted earnings per share were $1.07 in the first nine months of 2004 compared to $1.01 in the like period one year earlier.  These earnings represent an annualized return on assets of 1.53% and 1.65%, respectively, for the comparable 2004 and 2003 periods.  The annualized return on equity was 12.42% for the first nine months of 2004 compared to 12.77% in the first nine months of 2003.  The decline in the return on assets and return on equity is again primarily attributable to a decline in its net interest margin (the ratio of its net interest income to average earning assets), increases in other operating expenses and a decline in its gain on sale of mortgage loans held for sale.  Notwithstanding the decline in return on equity and return on assets across the two periods, Net Income actually increased especially because of a benefit to the provision for loan losses of $2.7 million which occurred in the second quarter of the year.

   Net Interest Income.  The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest bearing liabilities, and changes in interest rates on net interest income for the three month periods ended September 30, 2004 and 2003.

	3 Months Ended			3 Months Ended			2004 Compared to 2003
Dollars in 000’s	Sept. 30,2004			Sept. 30, 2003			Composition of Change
		Interest	Average		Interest	Average
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Change Due To:		Total
							Volume	Rate	Change
EARNING ASSETS:
Loans	$1,358,768	$22,106	6.47%	$1,140,493	$20,574	7.16%	$3,739	$(2,207)	$1,532
Investment Securities	675,237	5,981	3.52%	626,614	5,806	3.68%	440	(265)	175
Fed Funds, Other	43,351	149	1.37%	122,392	263	0.85%	(221)	107	(114)
TOTAL BEARNING ASSETS	2,077,356	28,236	5.41%	1,889,499	26,643	5.59%	3,958	(2,365)	1,593
INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	1,085,220	654	0.24%	951,724	497	0.21%	75	82	157
Time Deposits	400,035	1,395	1.39%	396,014	1,619	1.62%	15	(239)	(224)
Interest Bearing Deposits	1,485,255	2,049	0.55%	1,347,738	2,116	0.62%	90	(157)	(67)
Other Borrowings	3,258	34	4.15%	5,596	41	2.91%	(21)	14	(7)
TOTAL INTEREST BEARING LIABILITIES	1,488,513	2,083	0.56%	1,353,334	2,157	0.63%	69	(143)	(74)
NET INTEREST INCOME	$2,077,356	$26,153	5.01%	$1,889,499	$24,486	5.14%	$3,889	$(2,222)	$1,667

Mid-State’s annualized yield on interest earning assets was 5.41% for the third quarter of 2004 (5.81% on a taxable equivalent basis) compared to 5.59% in the like 2003 period (5.99% on a taxable equivalent basis).  While the Prime Rate, to which many of the Bank’s loans are tied, averaged 4.41% in the third quarter of 2004 compared to 4.00% in the like 2003 period, the extended period of low interest rates has dropped the yields being earned on fixed rate loans and fixed rate investment securities more dramatically (higher yields have been replaced with lower yielding instruments) than the higher prime based loans.  Annualized interest expense as a percent of interest bearing liabilities also decreased from 0.63% in the three months ended September 2003 to 0.56% in the comparable 2004 period.  The lower overall cost of the time deposit portfolio was the primary reason for this drop.  Overall, Mid-State’s annualized Net Interest Income, expressed as a percent of earning assets, decreased from 5.14% for the three month period of 2003 (5.53% on a taxable equivalent basis) to 5.01% in the comparable 2004 period (5.41% on a taxable equivalent basis).  Annualized Net Interest Income as a percent of average total assets declined from 4.70% in the third quarter of 2003 (5.05% taxable equivalent) to 4.51% in the comparable 2004 period (4.87% taxable equivalent).  The impact of the decline in net interest margin by itself would have caused net interest income to decline, however, as noted in the table above, the increase in volume of loans and investment securities  increased net interest income.  The combination of the volume and rate considerations resulted in net interest income increasing across the comparable periods ($26.2 million in the third quarter of 2004 compared to $24.5 million in the like 2003 period).  The Company is attempting to improve its net interest margin (and consequently its return on assets and return on equity) by altering the mix of its earning asset base in favor of more loans resulting in fewer investment securities and lower fed funds sold.  Steps taken in this direction have included the restructuring of the commercial banking division, focused promotions of certain consumer loan products, retention of certain jumbo residential adjustable rate mortgages and the purchase of residential adjustable mortgages.  The mix did improve modestly across the two quarters with loans averaging 65.4% of earning assets in the 2004 quarter compared to 60.4% in the 2003 quarter.

     Average earnings assets for the three months ended September 30, 2004 increased $187.9 million from the like 2003 period ($2,077.4 million compared to $1,889.5 million).  Approximately $82.0 million of this increase relates to the acquisition completed October 31, 2003 of Ojai Valley Bank.  Average interest bearing deposits in this same time-frame were up $137.5 million, ($1,485.3 million compared to $1,347.7 million) of which approximately $79.0 million can be traced to that merger.

     The following table presents a similar analysis of changes in interest income and expense for the nine month period ended September 30, 2004 and 2003.

Dollars in 000’s	9 months ended Sept. 30, 2004			9 months ended Sept. 30, 2003			2004 Compared to 2003 Composition of Change
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Change Due To:		Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	$1,279,738	$62,343	6.51%	$1,129,684	$60,461	7.16%	$7,674	$(5,792)	$1,882
Investment Securities	713,774	18,444	3.45%	608,510	17,650	3.88%	2,888	(2,094)	794
Fed Funds, Other	37,638	306	1.09%	80,684	604	1.00%	(336)	38	(298)
TOTAL EARNING ASSETS	2,031,150	81,093	5.33%	1,818,878	78,715	5.79%	10,226	(7,848)	2,378

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	1,054,537	1,855	0.23%	915,261	1,997	0.29%	275	(417)	(142)
Time Deposits	400,182	4,143	1.38%	398,312	5,448	1.83%	22	(1,327)	(1,305)
Interest Bearing Deposits	1,454,719	5,998	0.55%	1,313,573	7,445	0.76%	297	(1,744)	(1,447)

Other Borrowings	4,386	151	4.60%	4,422	114	3.45%	(1)	38	37

TOTAL INTEREST BEARING LIABILITIES	1,459,105	6,149	0.56%	1,317,995	7,559	0.77%	296	(1,706)	(1,410)

NET INTEREST INCOME	$2,031,150	$74,944	4.93%	$1,818,878	$71,156	5.23%	$9,930	$(6,142)	$3,788

Mid-State’s year-to-date annualized yield on interest earning assets was 5.33% for the first nine months of 2004 (5.74% on a taxable equivalent basis) compared to 5.79% in the like 2003 period (6.18% on a taxable equivalent basis).  The Prime Rate, to which many of the Bank’s loans are tied, averaged 4.14% in the first nine months of 2004 compared to 4.16% in the like period of 2003.  Additionally, the extended period of low interest rates has dropped the yields being earned on fixed rate loans and fixed rate investment securities significantly (higher yields have been replaced with lower yielding instruments).  Annualized interest expense as a percent of interest bearing liabilities also decreased from 0.77% in the first nine months of 2003 to 0.56% in the comparable 2004 period.

     Overall, Mid-State’s annualized Net Interest Income, expressed as a percent of earning assets, decreased from 5.23% for the first nine month period of 2003 (5.63% on a taxable equivalent basis) to 4.93% in the comparable 2004 period (5.34% on a taxable equivalent basis).  Annualized Net Interest Income as a percent of average total assets (not shown in the table above) declined from 4.75% in the first nine months of 2003 (5.11% taxable equivalent) to 4.45% in the comparable 2004 period (4.82% taxable equivalent).  As with the quarterly comparison, the impact of the decline in net interest margin by itself would have caused net interest income to decline, however, as noted in the table above, the increase in volume of loans and investment securities completely offset this decrease.  The combination of the volume and rate considerations resulted in net interest income increasing across the comparable periods ($74.9 million in the first nine months of 2004 compared to $71.2 million in the like 2003 period).  Average earnings assets for the nine months ended September 30, 2004 increased from the like 2003 period ($2,031.2 million compared to $1,818.8 million).

     Provision and Allowance for Loan Losses.  Mid-State did not make a provision for loan losses in either the third quarter of 2004 or 2003.  For the nine months ended September 30, 2003 the Company had made a provision for loan losses of $260 thousand and for the comparable 2004 period it took a benefit to the provision for loan losses of $2.7 million.

     Management believes that the allowance for loan losses and allowance for losses - unfunded commitments, which collectively stand at 1.1% of total loans at September 30, 2004, are adequate to cover inherent losses in the portfolio.  Management has determined that the allocated and unallocated components of the reserve as calculated and required for its non performing loans and the general loan loss reserve, are sufficient to offset potential losses arising from less than full recovery of the loans from the supporting collateral.  Non performing loans consist of loans on non-accrual and accruing loans 90 days or more past due.  The $15.6 million of collective allowances for credit losses is approximately 142% of the level of non performing loans compared to 149% one year earlier.  Non performing loans were $11.0 million at September 30, 2004 compared to $12.6 million one year earlier.  Additionally, the Bank carried Other Real Estate Owned in the amount of $3.3 million one year earlier compared to none at September 30, 2004.  The Other Real Estate Owned was liquidated in the second quarter of 2004.  A combination of loan payoffs and improvements in the underlying credit quality of certain borrowers led to a dramatic drop in internally classified assets.

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

The unallocated portion of the allowance for loan losses was reduced from the level of approximately $6.7 million at the end of May 2004 to approximately $4.0 million by virtue of the benefit to the provision for loan losses recorded in the second quarter.  During the first quarter review of the allowance, it was decided not to reduce the allowance as there was continuing uncertainty surrounding the loss potential in two of the Company’s problem credits and there was still some uncertainty surrounding general economic conditions.  During Management’s review of the allowance in June, circumstances had changed dramatically with respect to two significant problem credits with much of the uncertainty of loss lifted.  Moreover, further evidence suggested improving trends in the overall economy.  Less significantly, but a factor nonetheless, there has also been a very modest change in portfolio mix over the last twelve months with real estate secured loans (excluding Construction and Land Development) now accounting for 63.5% of the portfolio compared to 55.4% one year earlier.  These loans carry general reserves in the allowance for loan loss calculation at a lower rate (due to historically lower loss rates) than other categories of loans.  This had a minor effect on the size of the unallocated portion of the allowance.  Terms offered on most categories of loans have remained substantially similar over this period of time and did not have a bearing on the change in the allowance for loan losses.

     Changes in the allowance for loan losses (in thousands) for the periods ended September 30, 2004 and 2003 are as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Balance at beginning of period:
Allowance for loan losses	$13,895	$17,963	$16,063	$17,370
Allowance for losses-unfunded commitments	1,570	1,812	1,941	1,771
Total allowances for losses at beginning of period	15,465	19,775	18,004	19,141
Additions (reductions) to the allowance for losses — unfunded commitments charged (credited) to expense	112	50	(259)	91
Additions (reductions) to the allowance for loan losses charged (credited) to provision	—	—	(2,700)	260
Loans charged off	(118)	(1,404)	(665)	(1,645)
Recoveries of loans previously charged-off	135	312	1,214	886
Total allowances for losses-end of quarter	$15,594	$18,733	$15,594	$18,733
Allowance for loan losses	$13,912	$16,871	$13,912	$16,871
Allowance for losses-unfunded commitments	1,682	1,862	1,682	1,862
Total allowances for losses-end of quarter	$15,594	$18,733	$15,594	$18,733

At September 30, 2004, the recorded investments in loans, which have been identified as impaired, totaled $11,035,000.   Of this amount, $1,478,000 related to loans with no valuation allowance and $9,557,000 related to loans with a corresponding valuation allowance of $4,413,000.  Impaired loans totaled $23,219,000 at September 30, 2003. Of this amount, $12,893,000 related to loans with no valuation allowance and $10,326,000 related to loans with a corresponding valuation allowance of $2,217,000.  For the quarter ended September 30, 2004, the average recorded investment in impaired loans was $11,257,000 compared to $19,131,000 in the 2003 period.  The reduction is primarily the result of the payoff and principal reductions of certain impaired loans.  A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

     Non-interest Income.  Non-interest income for the third quarter of 2004 was $7.3 million, down from the $7.8 million earned in the 2003 period.  There was an increase in service charges and fees of approximately $303 thousand over the comparable periods, primarily as a result of the implementation of a new decision plan module for handling non-sufficient fund and overdraft accounts. The slowdown in refinance activity caused the net gain on sale of mortgage loans held for sale to decline to $40 thousand in the third quarter of 2004 compared to $1.0 million in the comparable quarter of 2003 due to a lower portfolio of loans available for sale.  Gain on sale of securities rose from $14 thousand in the third quarter of 2003 to $93 thousand in the comparable 2004 period.  Other non-interest income decreased slightly from $1.0 million in the third quarter of 2003 to $998 thousand in the comparable 2004 period.

    For the nine months ended September 30, 2004, non-interest income was virtually identical to the same 2003 period at $22.2 million.  There was an increase in service charges and fees of approximately $811 thousand over the comparable periods, primarily as a result of the implementation of a new decision plan module for handling non-sufficient fund and overdraft accounts.  Pre-tax securities gains increased by $432 thousand across the comparable periods.  The majority of this was due to accepting a tender offer for a $1.0 million block of corporate bonds held by the Bank resulting in a $352 thousand gain in the first quarter of 2004.  Other non-interest income rose from $2.4 million in the first nine months of 2003 to $3.5 million in the comparable 2004 period.  The increase was primarily due to a gain on the sale of other real estate of approximately $1.1 million.  Offsetting these increases in non interest income across the comparable nine month periods was a decline in the net gain on sale of mortgage loans held for sale of $2.6 million.  This was because of the dramatic slowdown in refinance activity currently being experienced widely by the mortgage industry.  Management expects this source of income to be lower for the full year 2004 compared to 2003 levels.  However, it should be noted that the fourth quarter of 2004 should be comparable to the fourth quarter of 2003 as the refinance boom experienced in 2003 was generally in the first three quarters of the year and not a factor over the final three months.

     Non-interest Expense.  Non-interest expense for the third quarter of 2004 was $20.3 million.  This compares to $18.6 million in the like 2003 period.  This increase was the result of increases in salaries and benefits of approximately $1.0 million, an increase in occupancy and furniture expense of $136 thousand and an increase in other operating expenses of $567 thousand.

     The increase in salaries and benefits in the comparable quarters was comprised of $0.7 million in salary increases and $0.3 million in benefit cost increases.  The amount of increase was influenced by several factors, including: 1) the addition of employees from the acquisition of Ojai Valley Bank resulting in approximately $284 thousand more salaries and benefits expense, 2) increases in the Company cost of health care coverage for employees of approximately $217 thousand, 3) increases in workers compensation premiums of approximately $117 thousand, and 4) regular salary increases.

     The increases in Occupancy expense across the comparable quarters noted above was primarily attributable to increased rental expenses for the new Ojai facilities and partly to increases in maintenance, utility and depreciation expenses.

     The increases in Other expense across the comparable quarters noted above was primarily attributable to increased advertising and promotional expenses of approximately $383 thousand and the increased cost of professional services of $343 thousand (primarily fees paid to consultants and auditors to comply with the new Sarbannes Oxley corporate governance requirements).  Other expenses actually declined in this category resulting in the net increase of $567 thousand noted above.

     Non-interest expense for the first nine months of 2004 was $60.8 million.  This compares to $55.0 million in the comparable 2003 period.  This increase was the result of increases in salaries and benefits of approximately $4.0 million, an increase in occupancy and furniture expense of $0.7 million and an increase in other operating expenses of $1.1 million.

     The increase in salaries and benefits in the comparable nine month periods was comprised of $2.1 million in salary increases and $1.9 million in benefit cost increases.  The amount of increase was influenced by several factors, including: 1) the addition of employees from the acquisition of Ojai Valley Bank resulting in approximately $817 thousand more salaries and benefits expense, 2) increases in accrual rates for incentive compensation of $350 thousand, 3) increases in the Company cost of health care coverage for employees of approximately $545 thousand, 4) increases in workers compensation premiums of $222 thousand, and 5) regular salary increases representing the majority of the balance of the increase.

     The increases in Occupancy expense across the comparable nine month periods noted above was primarily attributable to increased rental expenses for the new Ojai facilities and partly to increases in maintenance, and utility expenses.

     The increase in other operating expenses is due primarily to increases in advertising and promotion expense of $844 thousand and the increased cost of professional services of $341 thousand (primarily fees paid to consultants and auditors to comply with the new Sarbannes Oxley corporate governance requirements).  Other expenses actually declined in this category resulting in the net increase of $1.1 million noted above.

     Provision for Income Taxes.  The year-to-date provision for income taxes declined modestly from $13.4 million in the 2003 period to $13.3 million in the current year.  For the third quarter of 2004 the provision for income taxes declined by $295 thousand, down from the $4.8 million in the 2003 period to $4.5 million.  The year-to-date effective tax rate in 2004 is 34.0% compared to 35.0% in 2003.   While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax-exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.

     Balance Sheet.  Total assets at September 30, 2004 totaled $2.310 billion, up 10.7% from the level one year earlier of $2.086 billion.  This growth was fueled primarily by an increase in deposits of 11.4% to $2.000 billion, up from $1.795 billion one year earlier.  Part of the growth in deposits (approximately $79.0 million) was due to the merger with Ojai Valley Bank on October 31, 2003.  While Time Deposits under $100 thousand decreased from $236.3 million one year earlier to $231.1 million at period end, the Time Deposits over $100 thousand increased by $11.9 million. All other core deposit categories of Demand, NOW, Money Market and Savings increased to $1.600 billion from $1.402 billion one year earlier.  In an ongoing effort to improve earnings, the Company continues to focus its attention on attracting lower cost core deposits and has consciously chosen not to pay the higher rates on certain more expensive Time Deposits.  Loan activity over the last year has increased, with net loans increasing by $307 million from $1.074 billion to $1.381 billion at period-end.  Approximately $30 million of this growth was due to the merger with Ojai Valley Bank.  Loans held for sale (single family, mortgage originations) decreased by $32.1 million to $10.0 million from one year earlier, reflecting the slow-down in refinance activity.  Stockholders’ equity increased by $17.6 million when comparing September, 2004 over September, 2003 (see below under Capital Resources for a recap of the components of this change).

   Mid-State Bancshares’ loan to deposit ratio of 69.7% at September 30, 2004 is up from the 60.8% ratio one year earlier.  There is ample internal liquidity to fund increases in this ratio through liquidation of Mid-State’s $688.9 million investment portfolio which is categorized entirely as available for sale.

     Investment Securities and Fed Funds Sold.  Of the $688.9 million portfolio at September 30, 2004, 5% is invested in U.S. treasury securities, 36% is invested in U.S. government agency obligations, 58% is invested in municipal and corporate securities and 1% is invested in mortgage-backed securities.  Sixty-two percent of all investment securities and fed funds sold combined mature within five years.  Approximately 21% of the total portfolio matures in less than one year.  The Bank’s investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 15 years.  The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

A summary of investment securities owned is as follows:

September 30, 2004

		Gross	Gross
(amounts in 000’s)	Cost	Unrealized	Unrealized	Market
Securities Available For Sale	Basis	Gains	Losses	Value
U.S. Treasury securities	$31,694	$23	$(72)	$31,645
Securities of U.S. government agencies and corporations	247,731	1,514	(584)	248,661
Mortgage backed securities	8,861	619	(37)	9,443
Obligations of states and political subdivisions	368,807	14,395	(273)	382,929
Other investments	16,016	229	—	16,245
TOTAL	$673,109	$16,780	$(966)	$688,923

September 30, 2003

		Gross	Gross
(amounts in 000’s)	Cost	Unrealized	Unrealized	Market
Securities Available For Sale	Basis	Gains	Losses	Value
U.S. Treasury securities	$65,517	$519	$—	$66,036
Securities of U.S. government agencies and corporations	244,232	5,725	(108)	249,849
Mortgage backed securities	5,762	623	—	6,385
Obligations of states and political subdivisions	329,566	16,082	(374)	345,274
Other investments	14,115	782	—	14,897
TOTAL	$659,192	$23,731	$(482)	$682,441

The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2004.

	Less than 12 months		12 months or more		Total
(amounts in 000’s)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury securities	$26,103	$(72)	$—	$—	$26,103	$(72)
Securities of U.S. government agencies and corporations	116,102	(451)	9,964	(133)	126,066	(584)
Mortgage backed securities	1,789	(37)	—	—	1,789	(37)
Obligations of states and political subdivisions	9,967	(52)	3,821	(221)	13,788	(273)
Other investments	—	—	—	—	—	—
TOTAL	$153,961	$(612)	$13,785	$(354)	$167,746	$(966)

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

     Capital Resources.  At the start of 2004, there were 872 shares of the Company’s common stock remaining for repurchase under the Board of Directors May 2002 stock repurchase program authorization.  At its regular Board meeting of January 21, 2004, the Board authorized the repurchase of up to 1,178,352 additional shares of the Company’s common stock.  The new authorization does not have an expiration date.  There were 215,607 shares repurchased in the third quarter of 2004 at an average price of $24.38 per share compared to 207,541 shares repurchased in the third quarter of 2003 at an average price of $20.95 per share.  Year-to-date, the Company has repurchased 373,819 shares at an average price of $23.59 per share compared to 625,830 repurchased in the like 2003 period at an average price of $18.93 per share.  As of September 30, 2004, the Company is continuing the program and can repurchase up to 805,405 additional shares under the January authorization.

In other matters concerning capital, the Board of Directors declared three quarterly 2004 dividends of $0.14 per share, or $0.42 for the nine months, representing a 13.5% increase over the $0.37 declared in the first nine months of 2003.  The Company paid a dividend of $0.13 in the third quarter of 2003.

     Total stockholders’ equity increased from $260.8 million at September 30, 2003 to $278.5 million at September 30, 2004.  Changes in stockholders’ equity over this 12 month period includes activity outlined in the following table (in 000’s):

	Common Stock & Surplus	Retained Earnings	Accumulated Comp. Income	Total
Ending Equity at Sept. 30, 2003	$67,424	$179,448	$13,949	$260,821
Net Income 3 Months 2003 (Oct. - Dec.)		8,386		8,386
Common Stock Repurchased 3 Months 2003 (Oct. - Dec.)	(4,362)			(4,362)
Stock Options Exercised - 3 Months 2003 (Oct. — Dec.)	598			598
Regular Dividends 3 Months 2003 (Oct. — Dec.)		(3,063)		(3,063)
Change in Accumulated Other Comprehensive Income			(1,672)	(1,672)
Shares issued in connection with merger	11,846			11,846
Ending Equity at December 31, 2003	75,506	184,771	12,277	272,554
Net Income 9 Months Y-T-D 2004		25,711		25,711
Common Stock Repurchased 9 Months Y-T-D 2004	(8,817)			(8,817)
Stock Options Exercised 9 Months Y-T-D	1,659			1,659
Regular Dividends — 9 Months Y-T-D 2004		(9,856)		(9,856)
Change in Accumulated Other Comprehensive Income			(2,789)	(2,789)
Ending Equity at Sept. 30, 2004	$68,348	$200,626	$9,488	$278,462

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

     The Bank has adequate liquidity at the present time.  Its loan to deposit ratio at September 30, 2004 was 69.7% versus 60.8% one year earlier.  The Bank normally strives for a loan to deposit ratio in the 65% to 75% range.  The Bank’s internally calculated liquidity ratio stands at 36.4% at September 30, 2004, which is above its minimum policy of 15% and below the 44.3% level of September 30, 2003.  Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

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

The Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $29.1 million at September 30, 2004, down from $30.7 million one year earlier.  Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $633.6 million, which was up from the $478.1 million outstanding one year earlier.  The Company has an allowance for losses-unfunded commitments totaling $1,682,000 and $1,862,000 at September 30, 2004 and 2003, respectively, to cover losses inherent in its letter of credit accommodations and undisbursed loan commitments.

     There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

     The Company does make loans and leases to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms.  These loans and leases totaled $9.0 million and $1.5 million at
September 30, 2004 and 2003, respectively.

     In the ordinary course of business, the Bank is a party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 6 of the Company’s consolidated financial statements contained in Item 8 of Part II of the Company’s December 31, 2003 Form 10K.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

The Bank expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges.  A recent review as of September 30, 2004 of the potential changes in the Bank’s net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +4.4% and -8.1% of the base case (rates unchanged) of $105.3 million.  The Bank’s policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months.  Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Bank’s net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant (Prime down to 2.75% over 6 months)	-8.1%
Rates Down Significant (Prime down to 3.50% over 7 months)	-4.1%
Rates Down Modestly (Prime down to 4.00% over 7 months)	-1.6%
Base Case - Rates Unchanged (Prime unchanged at 4.75% over 12 months)	—
Rates Up Modestly (Prime up to 5.75% over 10 months)	+1.2%
Rates Up Aggressive (Prime up to 6.75% over 10 months)	+2.8%
Rates Up Very Aggressive (Prime up to 7.75% over 10 months)	+4.4%

Net interest income under the above scenarios is influenced by the characteristics of the Bank’s assets and liabilities.  In the case of N.O.W., savings and money market deposits (total $1.076 billion) interest is based on rates set at the discretion of management ranging from 0.05% to 0.80%.  In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments.  In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

It is important to note that the above table is a summary of several forecasts and actual results may vary.  The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time.  Factors affecting these estimates and assumptions include, but are not limited to - competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses.  Changes that vary significantly from the assumptions and estimates may have significant effects on the Bank’s net interest income.  Therefore the results of this analysis should not be relied upon as indicative of actual future results.  Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank’s relative insensitivity to interest rate changes.  The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis.  Over the last 5 calendar years (1999 — 2003), the Bank’s net interest margin (which is net interest income divided by average earning assets of the Bank) had ranged from a low of 5.14% to a high of 6.44% (not taxable equivalent).  The Bank’s net interest margin in 2003 of 5.14% is at the low end of this range by historical standards, coming off the higher levels experienced in 2000 of 6.44%.  In the first six months of 2004, the net interest margin fell further to 4.89%, but recent increases in interest rates (e.g. — three 25 basis point increases in the Federal Funds Rate and Prime Rate) which began at the end of June have led to an improving net interest margin for the Bank to 5.01% in the third quarter of this year.  The net interest margin under the forecasted alternative scenarios ranges from 4.44% to 5.04%.  Management believes this range of scenarios, while lower than historical standards, is conservative given current interest rate levels, but no assurances can be given that actual future experience will fall within this range.

The Bank’s exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil.  The Bank does not own any instruments within these markets.

Item 4 — Controls and Procedures

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2 - Changes in Securities and Use of Proceeds

                On January 21, 2004, the Company’s board of directors authorized the repurchase of up to 1,178,352 shares of the Company’s common stock.  During the three months ended September 30, 2004, the Company repurchased 215,607 shares of common stock at an average price of $24.38.  All of these shares were purchased in open market transactions.  As of September 30, 2004, 805,405 shares are available to be repurchased in the future under this repurchase plan.

The following table provides the information with respect to the purchases made under the publicly announced stock repurchase program during the third quarter ended September 30, 2004:

	Total	Average Price	Remaining Shares	Dollar Value of Shares
	Number of	Paid	That May be Purchased	That May be Purchased
Period	Shares Purchased	Per Share	Under the Authorization	Under the Authorization (3)

July 2004	81,824	$23.97	939,188	$22,888,012
August 2004	69,052	$23.94	870,136	$21,231,318
Sept. 2004	64,731	$25.36	805,405	$20,723,071

Totals	373,819	$23.59	805,405	$20,723,071

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

There were no items presented to the security holders during the third quarter of 2004.

Item 5 - Other Information

                Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

A)           Exhibits

Exhibit No.	Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B)            Reports on Form 8-K

                The Company filed its first report on Form 8-K during the third quarter of 2004 on July 23, 2004, it announced the Company’s financial results for the second quarter of 2004.  The Press Release dated July 22, 2004 was attached.

                The Company filed its second report on Form 8-K on September 22, 2004 to report that on September 15, 2004 at its regular meeting of the Board of Directors of Mid-State Bancshares, the Board declared a fourteen cents per-share quarterly cash dividend for all shareholders of record on September 30, 2004, payable on October 15, 2004.  The Press Release dated September 21, 2004 was attached.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid-State Bancshares

Date: November 5, 2004	By:	/s/ JAMES W. LOKEY
JAMES W. LOKEY
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2004	By:	/s/ JAMES G. STATHOS
JAMES G. STATHOS
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.