Form 10-K
period 2004-12-31
MID-STATE BANCSHARES
filed 2005-03-16
CIK 1027324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20529

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(805) 473-6829

Registrant’s telephone number, including area code :

None

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(no par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports) Yes ☒   No ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2004 was $523,007,621.

The number of shares of common stock of the registrant outstanding as of March 2, 2005 was 22,993,521.

The following documents are incorporated by reference herein:  Part III, Items 10 through 14 are incorporated from Registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

This annual report on Form 10K is 91 pages long.

i

PART I

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), including, without limitation, statements containing the words “estimates”, “believes”, “anticipates”, “intends”, “may”, “expects”, “could” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward- looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, allowance for credit losses and the integration of our acquisition of Ojai Valley Bank. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, natural disasters, growth in loans and deposits, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the war on terrorism and the conflict in Iraq, and other factors referenced in this report, including in “Item 1. Business—Factors that May Affect Future Results of Operations.” When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The Company, through the Bank, derives its income primarily from interest received on loans, and to a lesser extent, from interest on investment securities, fees received in connection with loans and other services offered, including loan servicing and deposit services. The Company’s major operating expenses are the interest it pays on deposits and borrowings and general operating expenses. The Company’s operations, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market, the fiscal and regulatory policies of the federal government and of the regulatory authorities that govern financial institutions. See “Supervision and Regulation.”

Mid-State Bank & Trust was incorporated under the laws of the State of California and commenced operations on June 12, 1961 as a California state chartered bank. The Bank’s accounts are insured by the Federal Deposit Insurance Corporation (FDIC), but it is not a member of the Federal Reserve System. At December 31, 2004 the Company had total assets of approximately $2.3 billion, total deposits of $2.0 billion and total shareholders’ equity of $275 million.

The Bank operates 41 full service retail-banking offices along the central coast of California in Santa Barbara, San Luis Obispo and Ventura counties. The Bank’s headquarters is located in Arroyo Grande and it also serves the communities of Paso Robles, Cambria, Templeton, Atascadero, Cayucos, Morro Bay, Los Osos, San Luis Obispo, Pismo Beach, Grover Beach, Guadalupe, Nipomo, Santa Maria, Orcutt,

Lompoc, Vandenberg Village, Buellton, Santa Ynez, Solvang, Goleta, Oxnard, Camarillo, Ojai, Oak View, Ventura and Santa Barbara. The headquarters’ street address is 1026 Grand Ave., Arroyo Grande, CA 93420. Its mailing address is P.O. Box 6002, Arroyo Grande, CA 93421-6002. The telephone number is: (805) 473-6829. The Bank can also be reached through its internet address at www.midstatebank.com.

The Bank is a full-service community bank offering a broad range of banking products and services, including accepting time and demand deposits, originating loans and leases, providing trust services, and making other investments. The Bank originates several types of loans, including secured and unsecured commercial and consumer loans, residential real estate mortgage loans, and residential construction loans. The Bank’s loans are both short-term and intermediate term in length and consist of both fixed and adjustable rate contracts. Special services and requests beyond the lending limits of the Bank are arranged through correspondent banks.

Bank Subsidiaries

The Bank operates two wholly owned subsidiaries—Mid Coast Land Company and MSB Properties. Mid Coast Land Company was founded in 1984 pursuant to section 751.3 of the Financial Code of the State of California. Section 751.3 provided that state-chartered banks were authorized to invest in a corporation that engaged in real estate activities. Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA) which became law in December 1991, the Bank, through Mid Coast Land Company, was required to divest itself of its real estate development activities. That process was completed in January 2003. The holdings and results of operations of Mid Coast Land Company are included within the consolidated financial statements of the Company. On a stand-alone basis, Mid Coast Land Company had after-tax earnings of $379 thousand in 2004, $322 thousand in 2003, and a loss of $72 thousand in 2002. For further information concerning Mid Coast Land Company, see the Subsidiary Activity section of the Management’s Discussion and Analysis section included in Item 7 of this Report.

MSB Properties was incorporated under the laws of the State of California in May of 1968, allowing for the ownership of property which may be reasonably necessary for the expansion of the Bank’s business, or which is otherwise reasonably related to the conduct of the Bank’s business, pursuant to Section 752 of the Financial Code of the State of California.

The holdings and results of operations of MSB Properties are included within the consolidated financial statements of the Company. On a stand-alone basis, MSB Properties had earnings of $1.2 million, $1.4 million, and $1.3 million in 2004, 2003, and 2002, respectively. For further information concerning MSB Properties, see the Subsidiary Activity portions of the Management’s Discussion and Analysis section included in Item 7. of this Report.

Acquisition of Ojai Valley Bank

On October 31, 2003, Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust acquired 100 percent of the outstanding common stock of Ojai Valley Bank. The results of Ojai Valley Bank’s operations have been included in the consolidated financial statements since that date. Ojai Valley Bank was a community bank serving the communities of Ojai and Oak View in Ventura County. The merger gives Mid-State Bank & Trust two new offices in Ventura County.

The aggregate purchase price was $25.0 million, including $11.8 million in cash paid to Ojai Valley Bank shareholders, $11.8 million in Mid-State Bancshares’ common stock issued and $1.3 million for other merger related expenses. The value of the 498,153 shares issued was determined based on the average closing market price of Mid-State Bancshares’ common stock over the twenty consecutive trading days that Mid-State Bancshares’ stock traded ending October 24, 2003. The average price of Mid-State Bancshares’ stock over that period was $23.78. The merger was accounted for utilizing the purchase method of accounting.

Services

The Bank offers a full range of commercial banking services including checking accounts, NOW accounts, savings accounts, money market accounts, and various types of time certificates of deposit (including various maturities and individual retirement accounts). The Bank makes a variety of construction and land development loans, real estate related loans, home equity credit lines, installment loans, agricultural and commercial loans, business equipment leases and SBA loans. Other services offered by the Bank include, but are not limited to, trust services, safe deposit boxes, travelers cheques, notary public, merchant depository services for VISA and Mastercard, cash management, home banking, telephone voice response system and ATM’s. The Bank’s organization and structure is designed to serve the banking needs of individuals and small to medium sized businesses in Santa Barbara, Ventura and San Luis Obispo counties.

Deposit and Liability Management

Deposits represent the Bank’s primary source of funds. As of December 31, 2004 the Bank had approximately 36,713 non interest bearing demand deposit accounts representing $517.1 million, or an average of $14,085 per account. The Bank also had approximately 121,526 NOW, Money Market and Savings accounts amounting to $1,083 million, or about $8,912 average per account. There were 16,054 time certificates of deposit outstanding at December 31, 2004, representing $394.3 million with an average deposit balance of approximately $24,559. Of the total time certificates of deposit, $166.3 million represented holders who carried an amount on deposit of $100,000 or more, approximately 42% of the total.

The Bank is not dependent on a single or a few customers for its deposits. Most deposits are obtained from individuals and small-to-medium sized businesses. This results in the relatively small average balances noted above and allows the Bank to be less subject to the adverse effects of the loss of a large depositor. As of December 31, 2004, no individual, corporate, or public depositor accounted for more than 2% of the Bank’s total deposits.

Liquidity is the Bank’s ability to meet fluctuations in deposit levels and to provide for the credit needs of its customers. The objective in liquidity management is to maintain a balance between the sources and uses of funds. Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits. The Bank holds overnight Fed Funds Sold as a cushion for temporary liquidity needs. For 2004, Fed Funds Sold averaged $37.4 million representing 1.6% of average assets. In addition, the Bank maintains Federal Funds lines of credit totaling $70 million with major correspondents, subject to customary terms for such arrangements.

The Bank’s internally calculated liquidity ratio, which measures the percentage of total liabilities (excluding equity) which are used to fund cash, cash equivalents and non-pledged marketable securities, was 34.2%—in excess of the Bank’s policy minimum of 15%.

Liquidity demands at the Holding Company have been limited historically to dividend payments it makes to its stockholders, the repurchase of its common stock, and certain payments to vendors. Management does not anticipate any further demands requiring liquidity in the near term. Currently, the liquidity needs of the Holding Company are funded by dividends it receives from the Bank.

Loans

The Bank’s loan-to-deposit ratio stood at approximately 71.3% at year-end 2004. It is the Bank’s goal to maintain its loan-to-deposit ratio in the 65% to 75% range while maintaining credit quality.

The Bank maintains an allowance for loan losses which is netted against loans on the balance sheet. Additions to the allowance are made by charges to expense. All loans deemed to be uncollectible are charged to the allowance; subsequent recoveries are credited to the allowance. The amount in the loan loss allowance is an estimate of the losses inherent in the loan portfolio as determined by a variety of factors considered by Management. Factors include, but are not limited to, the current economic climate, type and quality of loans in the portfolio, trends in delinquencies, historical loss rates, non-accrual totals, diversification of the portfolio, value of available collateral and the cost of collateral liquidation.

As of December 31, 2004, the Bank’s allowance for loan losses stood at $13.8 million. Additionally, the Bank has an allowance for losses on unfunded commitments totaling $1.8 million. Collectively, these allowances for losses represent 145.6% of non-performing loans (non-accrual loans plus loans 90 days or more past due). Outside factors, not within the Bank’s control, such as adverse changes in the economy, can affect the adequacy of the allowances and there can be no assurance that in any given period, the Bank might not suffer losses which are substantial in relation to the size of the allowances. During 2004, the Bank experienced net recoveries after charge-offs, of $0.4 million, or 0.03% of average loans.

Underwriting and Credit Administration

The lending activities of Mid-State Bank & Trust are guided by the lending policies approved by the Bank’s Board of Directors. The credit policy is managed through periodic reviews and approved annually by the Board.

Each loan is evaluated using underwriting criteria established in the Bank’s lending policy. Lending authority is granted to officers of the Bank on a limited basis, dependent upon individual knowledge and experience. Loan requests exceeding individual limits are submitted to the Board Loan Committee, which consists of the President, Chief Credit Officer and three non-management directors. The Board Loan Committee meets on a regular basis in order to provide timely responses to the Bank’s clients.

Mid-State Bank & Trust’s credit administration function includes an internal review and the regular use of an outside loan review firm.

Loan Portfolio

At December 31, 2004 and 2003, Mid-State Bank & Trust’s gross loan portfolio totaled $1.4 billion and $1.1 billion, respectively. The portfolio was distributed as follows:

	December 31,
	2004	2003
Construction and Land Development	16.1%	20.8%
Real Estate—Farmland	2.3%	2.1%
Real Estate—Residential	13.7%	7.4%
Real Estate—Non Farm, Non Residential	37.5%	39.6%
Home Equity Credit Lines	11.2%	7.8%
Cash Reserve	0.3%	0.6%
Installment	1.3%	2.2%
Agricultural Production	2.8%	2.9%
Commercial, Other	14.8%	16.6%
	100.0%	100.0%

The interest rates charged for the loans made by the Bank vary with the degree of risk, size and maturity of the loans. Rates are generally affected by competition, the client’s deposit relationship with the Bank, and the Bank’s cost of funds.

Commercial Loans.   The Bank provides financial services to diverse commercial and professional businesses in the marketplace. Commercial loans consist primarily of short term loans (normally with a maturity of one year or less) for working capital and business expansion. Commercial loans typically include revolving lines of credit, either uncollateralized, or collateralized by inventory, loans secured by accounts receivable and equipment loans. Emphasis is placed on the borrower’s earnings history, capitalization, secondary sources of repayment, and in some instances, third-party guarantees or highly liquid collateral (such as time deposits and investment securities). Commercial loan pricing is generally at a rate tied to the prime rate (as quoted in the Wall Street Journal) or the Bank’s reference rates. Certain equipment loans may be made at fixed rates for short to medium terms.

The Bank participates in a Small Business Administration (SBA) loan guarantee program. Those programs used include both the 504 program, which is focused toward longer-term financing of buildings and other long-term assets, and the 7A program, which is primarily used for financing of equipment, inventory and working capital needs of eligible businesses, generally over a three to twenty-five year term. The Bank’s collateral position in the SBA loans is enhanced by the SBA guarantee in the case of 7A loans, and by lower loan-to-value ratios under the 504 program. The Bank is designated as a preferred lender by the SBA, allowing it to process these loans more quickly. Under the SBA’s Preferred Lending Program, the SBA delegates a substantial degree of lending authority to participating lenders, such as the Bank. The Bank also participates in other government sponsored loan programs offered by various government agencies, such as through the California Coastal Rural Development Corporation, Central Coast Development Companies and others.

Agricultural Loans.   The Bank provides production loans to help finance the seasonal needs of farming operations, including crop and livestock financing, inventory purchases, and receivable financing. The Bank has very limited vineyard lending exposure (less than $10 million at December 31, 2004). Equipment loans are also financed on everything from field equipment to office automation systems. Emphasis is placed on the borrower’s earnings history, capitalization, secondary sources of repayment, and in some instances, third-party guarantees or highly liquid collateral (such as time deposits and investment securities). Agricultural loan pricing, like Commercial loan pricing, is generally at a rate tied to the prime rate (as quoted in the Wall Street Journal) or the Bank’s reference rates. Certain equipment loans may be made at fixed rates for short to medium terms.

Real Estate Construction and Development Loans.   The Bank’s real estate construction loan activity has focused on providing short-term (maturity of two years or less) loans to individuals and developers with whom the Bank has established relationships, for the construction primarily of single family residences in the Bank’s market area.

Residential real estate construction loans are typically secured by first deeds of trust. The economic viability of the project and the borrower’s credit-worthiness are primary considerations in the loan underwriting decision. The Bank utilizes approved independent local appraisers as well as in-house staff, and loan-to-value ratios that generally do not exceed 80% of the appraised value of the property. The Bank monitors projects during the construction phase through regular construction inspections and a disbursement program tied to the percentage of completion of each project.

The Bank also occasionally makes land loans to individuals and developers who intend to construct a single-family residence(s) on the lot, generally within 24 months. In addition, the Bank makes commercial real estate construction loans for construction of office and warehouse properties, generally to high-net-worth clients with adequate liquidity. The economic viability of the project and the borrower’s credit-worthiness are primary considerations in the loan underwriting decision. Such loans are typically secured by first deeds of trust.

Commercial Real Estate Term Loans and Loans Secured by Farmland.   The Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings or farmland where the properties are either used by the owner for business purposes (owner-user properties) or have income derived from tenants (investment properties). As a general rule, the Bank’s loan policies require the principal balance of the loan to be no more than 70% of the stabilized appraised value of the underlying real estate collateral. The loans, which are typically secured by first deeds of trust only, generally have terms of no more than ten years and are amortized over 25 to 30 years. Some of these loans have rates tied to Wall Street Journal prime rate that adjust whenever the prime rate changes. The remaining loans adjust every three, five or seven years depending upon the index to which the loan is tied.

Residential Real Estate Loans.   The Bank provides a variety of real estate loans secured by residential real estate. These loans are generally secured by first or second trust deeds on individual residential properties. Most of these loans are sold, servicing retained, in the secondary market. Certain shorter term mortgages, especially jumbo adjustable rate mortgages, may be kept in portfolio and not sold in the secondary market depending on the Bank’s appetite for these earning assets.  These consist of adjustable rate loans with a short fixed rate period of 3, 5 or 7 years, then adjusted annually using an index of the 1 year treasury constant maturity or 1 year LIBOR. These loans are originated using FNMA/FHMLC underwriting guidelines. Although the loans are held for investment, they are eligible for sale in the secondary market.

Home Equity Credit Lines.   The Bank provides lines of credit secured by a first or second deed of trust on the borrower’s residential real property. The loans have a 15 year draw period followed by a 15 year amortization of the outstanding principal balance. The loans have an interest rate that adjusts monthly with the Wall Street Journal published prime rate. The total combined percentage of the of the Home Equity Credit Line and first mortgage is dependent on several factors such as credit score, income ratios, stability of employment etc, and can go as high as 100%.

Consumer and Other Loans.   The Bank’s consumer and other loan portfolio is divided between installment loans secured by automobiles, other consumer purposes and revolving, unsecured consumer debt such as reserve lines of credit. Installment loans tend to be fixed rate and longer-term (one-to-five-year maturity). The Bank’s portfolio of revolving credit plans, issued as an additional service to its clients, is minimal at just 0.3% of total loans.

Investment Securities

The Bank maintains a portfolio of investment securities to provide income and to serve as a secondary source of liquidity for its operations in conjunction with Federal Funds Sold (see Deposit and Liability Management above). The Bank’s investment policy provides for the purchase of United States Treasury Securities, United States Government Agency Securities, Mortgage Backed Securities, Obligations of State and Political Subdivisions, and Other Securities as permitted by Federal and State regulation. As of December 31, 2004, the aggregate carrying value of the Investment Portfolio was $644.8 million. Of this total, $25.5 million was invested in U.S. Treasury Securities, $216.7 million in U.S. Government Agencies, $9.4 million in Mortgage Backed Securities, $377.0 million in Obligations of State and Political Subdivisions and $16.2 million in Other Securities. The types of securities held are influenced by several factors, which include: rate of return, maturity, and risk. Generally, the Bank endeavors to stagger the maturities of its securities so that it has regular maturities for liquidity purposes. The Bank does not participate in any swap or hedge activity on the investment portfolio (or any other part of the balance sheet) and has no plans to begin such activity.

Acceptable securities may be pledged to secure public deposits from State and Public Agencies. As of December 31, 2004, the Bank had public funds totaling approximately $55.6 million. The Bank has made available $106.4 million of securities to securitize these funds. Excess collateral can be released as needed.

Economic Climate

The economy in the Bank’s trade area is based upon agriculture, oil, tourism, light industry, government services, aerospace industries and retail trade. Services supporting those involved in these industries have also developed in the areas of medical, financial and educational services. Population in the Tri-county area, according to the California Department of Finance, is estimated at January 2004 to be 1,475,400. Ventura County represents about 54% of this total with Santa Barbara and San Luis Obispo Counties accounting for 28% and 18% respectively. Certain economic activities are unique to the area such as the space launching facilities at Vandenberg Air Force Base and the production of seeds for various flowers grown worldwide. While major oil companies have elected to do business elsewhere (due to very stringent county business regulations), smaller production companies have moved in to continue the oil industry in the area. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches make large contributions to the local economy. There are large numbers of retail businesses and light manufacturers with only limited numbers of high tech firms throughout the service area. Access to numerous recreational activities, including both mountains and beaches, provide a fairly stable tourist industry from larger metropolitan areas such as the Los Angeles/Orange County basin and the San Francisco Bay area. Real estate values throughout the Tri-counties have steadily increased in recent years. With the diversity of the various types of industries in the Bank’s service area, the Central Coast, while not immune from economic fluctuations, has historically tended to enjoy a more stable level of economic activity than many other areas of California.

Competition

The banking business in California generally, and in the Bank’s primary service areas specifically, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as international banking which is not offered directly by the Bank, but which can be offered indirectly by the Bank through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual customer are based upon a percentage of a bank’s total capital accounts.) The Bank’s secured and unsecured lending limits at December 31, 2004, were approximately $56.5 million and $33.9 million, respectively. These levels compare to $54.3 million and $32.6 million, respectively, at December 31, 2003.

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

The financial services industry is undergoing rapid technological changes involving frequent introductions of new technology-driven products and services that have further increased competition. There can also be no assurance that these technological improvements, if made, will increase the Bank’s operational efficiency or that the Bank will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

The trend toward consolidation of banking assets exhibited over the past few years in California continued in 2004. Statewide, through November 2004, 21 banks are merging out of existence based on announced merger transactions. According to the California State Department of Financial Institutions however, 14 new banks have filed in 2004 to start a new bank in California, as of November 2004.

Employees

At December 31, 2004, the Bank had a total of 860 employees. A number of these employees are part-time however. On a full-time equivalent basis, employees represent 794 positions. The Bank believes that its employee relations are positive.

Effect of Governmental Policies and Legislation

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank’s portfolio comprise the major portion of the Bank’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, the California legislature and before various bank regulatory and other professional agencies. See “Financial Services Modernization Legislation,” and “Sarbanes-Oxley Act of 2002.”

Supervision and Regulation

The Bank is extensively regulated under both federal and state law. Set forth below, is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Mid-State Bancshares

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is registered as such with, and subject to the supervision of, the Federal Reserve Board. It is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

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

Under the Federal Reserve Board’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

The Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by the Company and the Bank or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

The Company’s common stock is registered with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of such Act.

The Bank

The Bank is chartered under the laws of the State of California and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the California Department of Financial Institutions (DFI) and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank’s business and condition.

Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

If, as a result of an examination of a bank, the FDIC or the DFI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to these regulatory agencies. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the bank’s charter.

Capital Standards

The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as certain business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

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

On January 1, 1998 legislation became effective which, among other things, gave the DFI power to take possession of the business and properties of a bank in the event that the tangible shareholders’ equity of the bank is less than the greater of (i) 3% of the bank’s total assets or (ii) $1.0 million.

For information concerning the capital ratios of the Company and the Bank, see, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” as of December 31, 2004.

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

Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Banks are also subject to certain Federal Reserve Board restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons (i.e., insiders). Extensions of credit (1) must be made on substantially the same terms and pursuant to the same credit underwriting procedures as those for comparable transactions with persons who are neither insiders nor employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in regulatory sanctions on the bank or its insiders.

Premiums for Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”), was signed into law to address corporate and accounting fraud. SOX establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a public reporting company, the Company is subject to the requirements of SOX and related rules and regulations issued by the SEC and Nasdaq. The Company has incurred additional expense as a result of the requirements of the Act, but does not expect that such compliance will have a material impact on its business overall.

Financial Services Modernization Legislation

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are “financial in nature,” which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Company has not chosen to seek “financial holding company” status.

The Financial Services Modernization Act also sets forth a system of functional regulation that makes the Federal Reserve Board the “umbrella supervisor” for holding companies, while providing for the supervision of the holding company’s subsidiaries by other federal and state agencies. In addition, the Bank is subject to other provisions of the Financial Services Modernization Act, including those relating to CRA, privacy and safe-guarding confidential customer information, regardless of whether the Company elects to become a financial holding company or to conduct activities through a financial subsidiary of the Bank. The Company does not, however, currently intend to file notice with the Federal Reserve Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank.

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

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act, of 2001. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (iii) requires financial institutions to establish an anti-money-laundering compliance program, and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Patriot Act. While the Company and the Bank believes the Patriot Act may, to some degree, affect their recordkeeping and reporting expenses, they do not believe that it will have a material adverse effect on their business and operations.

Transactions between Affiliates

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Reserve Board issued Regulation W on October 31, 2002, which comprehensively implements Sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates. Regulation W unifies in one public document the Federal Reserve Board’s interpretations of Section 23A and 23B. Regulation W had an effective date of April 1, 2003.

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

When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance, resulting in a rating by the appropriate bank regulatory agency of “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance.” At its last examination by the FDIC, the Bank received a CRA rating of “Satisfactory.”

Safety and Soundness Standards

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards.

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. Pursuant to these rules, financial institutions must provide:

•       initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public information to non-affiliated third parties and affiliates;

•       annual notices of their privacy policies to current customers; and

•       a reasonable method for customers to “opt out” of disclosures to non-affiliated third parties.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB.

A new capital plan of the FHLB of San Francisco was approved by the Federal Housing Finance Board and was implemented on April 1, 2004. The new capital plan incorporates a single class of stock with a par value of $100 share, and may be issued, exchanged, redeemed, and repurchased only at par value. Each member must own stock in an amount equal to the greater of:

•       a membership stock requirement with an initial cap of $25 million (1.00% of “membership asset value” as defined), or

•       an activity based stock requirement (based on percentage of outstanding advances).

The new capital stock is redeemable with five years’ written notice, subject to certain conditions. The effect of this plan was that the Bank had to purchase $5.9 million of additional FHLB stock.

Predatory Lending

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•       making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation, or asset-based lending;

•       inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and

•       engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the Home Ownership and Equity Protection Act of 1994:

•       interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

•       subordinate-lien loans of 10 percentage points above Treasury securities, and

•       fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law—which says loans shouldn’t be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Company does not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operation.

Accounting Changes

From time to time the Financial Accounting Standards Board (“FASB”) issues pronouncements which govern the accounting treatment for the Company’s financial statements. For a description of the recent pronouncements applicable to the Company see the Notes to the Financial Statements included in Item 8 of this Report.

Off Balance Sheet and Other Related Party Transactions

As noted in Footnote 12 to the financial statements, the Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $30.2 million at December 31, 2004 compared to $31.0 million one year earlier. Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $656.1 million, which compares to $523.4 million outstanding one year earlier.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments.

As noted in Footnote 5 to the financial statements, the Company does make loans to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms. These loans totaled $8.7 million at the end of 2004, compared to the $1.2 million outstanding one year earlier. While loans to insiders and related parties are generally prohibited under SOA, as a bank, Mid-State is exempt from this rule.

Factors That May Affect Future Results of Operations

Dependence on Real Estate.   A significant portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2004, real estate served as the principal source of collateral with respect to approximately 80.8% percent of the Company’s loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company’s financial condition and results of operations in general and the market value of the Company’s common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition. The impact of the San Simeon earthquake in 2003 did not have a significant adverse impact on the Bank’s premises or on the value of the collateral supporting the Company’s real estate loan portfolio.

Management continuously monitors residential real estate reports and markets, and is aware of press articles that have discussed a possible slow down in and/or drop in value of residential real estate in the Bank’s service area. While long term interest rates remain historically low and the Bank’s service area is marked by limited supply and strong demand, residential projects financed by the Bank are underwritten with a requirement of a percentage of cash equity to the total cost of the project in addition to prudent exposures to current appraised values. To further mitigate this risk, individual projects financed are analyzed using direct, current and historical project trends with limitations to production unit starts ahead of sales using the projected absorption analysis contained in the appraisal of each project. The Bank believes, based upon past experience, that this process helps mitigate against the production of a supply of units that would exceed the current market demand.

Additionally, due to the popularity of our market area to urban retirees and others wanting to enjoy the environment and life style it provides, we have seen and continue to see a migration of wealthier individuals and families absorb the residential housing production with greater cash equities than is typical of other areas throughout the country. This assumption is supported by the fact that the Bank’s portfolio of residential mortgages have an average loan to value ratio of less than 60% along with average credit scores substantially exceeding industry standards with low delinquency ratios.

Operating Strategies.   From time to time, the Company develops long-term financial performance goals to guide and measure the success of our operating strategies. The Company can make no assurance that we will be successful in achieving these long-term goals or that our operating strategies will be successful. Achieving success in these areas is dependent on a number of factors, many of which are beyond the Company’s direct control. Factors that may adversely affect the Company’s ability to attain its long-term financial performance goals include:

•       Deterioration of asset quality;

•       Inability to control non-interest expense, including, but not limited to, rising employee and healthcare costs;

•       Inability to increase non-interest income;

•       Ability to increase loan growth;

•       Ability to find acquisition targets at valuation levels we find attractive;

•       Ability to effectively integrate acquired institutions into the Company;

•       Regulatory and other impediments associated with making acquisitions;

•       Deterioration in general economic conditions, especially in the Company’s core markets;

•       Decreases in the Company’s net interest margin;

•       Increases in competition;

•       Adverse regulatory or legislative developments;

•       Unexpected increase in costs related to regulatory compliance; and

•       Unexpected increase in costs related to acquisitions.

Expensing of Stock Options.   The Company expects to adopt a new accounting pronouncement in the third quarter of 2005. The new accounting will require the Company to recognize additional expense for employee services received in exchange for an award of equity instruments, such as stock options, based on the grant date fair value of the award and the estimated number of awards that are expected to vest. Pro forma disclosures of net income and earnings per share for the years 2004, 2003 and 2002 are disclosed in Note 15 of the Notes to the Consolidated Financial Statements in Part II, item 8 of this Annual Report on Form 10K. Management expects that the adoption of the new accounting pronouncement will have a material effect on its Consolidated Statements of Income, Comprehensive Income and Changes in Capital Accounts.

Interest Rate Changes.   The earnings of the Company and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Bank’s current volume and mix of interest-bearing liabilities and interest-earning assets, the Bank’s interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. The Federal Reserve Board’s decrease in rates during 2001, 2002 and 2003 substantially impacted the Bank’s interest rate spread, as its spread for 2004 declined to 5.36% (taxable equivalent) from 5.54% (taxable equivalent) in 2003 and from 5.74% (taxable equivalent) in 2002. Increases in short term rates by the Federal Reserve Board in the latter half of 2004 are having the effect of beginning to reverse this trend with the Bank’s interest spread rising to 5.42% (taxable equivalent) in the fourth quarter of 2004. Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on its business, financial condition and results of operations.

Competition.   Competition may adversely affect the Bank’s performance. The financial services business in the Bank’s market area is highly competitive, and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. Mid-State faces competition both in attracting deposits and making loans. Mid-State competes for loans principally through competitive interest rates and the efficiency and quality of the services provided. Increasing levels of competition in the banking and financial services businesses may reduce market share or cause the prices charged for services to fall. Results may differ in future periods depending on the nature or level of competition.

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

In response to several well-publicized corporate and auditing scandals, the President signed the Sarbanes-Oxley Act into law. This act calls for increased federal regulation of the accounting profession and imposes new requirements upon boards of directors, audit committees and executive officers of public companies. These requirements increased the accounting and legal costs to the Company. As a public company whose securities are listed on the Nasdaq national market, the Company was subject to all of these provisions of the Act and implementing regulations as well as additional corporate governance standards which Nasdaq adopted. The company expended significant amounts of internal staff time and $913 thousand in outside hard dollar costs to comply with the various provisions of these requirements in 2004. Management does not expect the amount of staff time and hard dollar costs to be as significant in future years, however, the effect of the legislation has created a permanent annual increase in the cost structure to the Bank of at least $400 to $500 thousand.

Borrowers’ Failure to Perform.   A significant number of the Bank’s borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, which could result in larger than expected losses. This risk increases when the economy is weak, as it has been recently. The Bank has adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowances for credit losses. Management believes these provisions are reasonable and adequate, and should keep credit losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect the results of operations.

Operations Risks.   The Bank is subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Bank maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Bank’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s business, financial condition or results of operations.

Loan Demand.   The Company is significantly affected by the level of loan demand available to it in its markets. The inability to make sufficient loans directly affects the interest income it earns. Lower loan demand will generally result in lower interest income realized by the Company as it places funds in lower yielding investments.

Goodwill.   Pursuant to GAAP, the Company is required to periodically asses its goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges to goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the period of such charge. In addition, such charges would reduce our consolidated net worth and our shareholders’ equity.

Geographic Concentration.   The Company’s operations are located almost entirely in the Central Coast region of California. As a result of this geographic concentration, our results depend largely upon economic and business conditions in this region. A deterioration in economic and business conditions in our market area could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

War on Terrorism.   The terrorist attacks of September 11, 2001, the ensuing worldwide war on terrorism and the actions in Afghanistan and Iraq, may lead to unexpected shifts in cash flows, deposit levels, and general economic activity. U.S. banking agencies have warned of the possible impact of such events on the capital ratios of banks.

Company Cash Flow.   As a holding company, all of the Company’s cash flow typically comes from dividends from the Bank. Various statutory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval.

Small Business Administration (SBA) Lending.   SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on the Company’s business.

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

Where You Can Find More Information.

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Stock Purchase and Savings Plans), Form 8-K (Current Report of Unscheduled Material Events), Forms 3, 4, and 5 (Changes in Beneficial Ownership) and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information, such as certain corporate governance documents including the Company’s and Bank’s audit committee charter, compensation committee charter, nominating/corporate governance committee charter, corporate governance guidelines, and corporate code of conduct (which includes the code of ethics required by the SEC and applicable to senior executive officers of the Company and Bank), is available free of charge on the Company’s website: www.midstatebank.com. The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

The Company’s principal office is located at 1026 Grand Avenue, Arroyo Grande, California. As of December 31, 2004, the Bank owned 23 of its branch offices, 4 non-banking support offices and leased 18 other Bank locations (covered by 20 leases). The Company believes its present facilities are in good condition and are adequate for its present needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 6 to the Consolidated Financial Statements for a further description of the Company’s lease obligations.

Owned by Bank or Subsidiary:	Location of Offices	Encumbrance
Arroyo Grande*	991 Bennett Avenue	NONE
Arroyo Grande	1026 Grand Avenue	NONE
Arroyo Grande*	550 Camino Mercado	NONE
Arroyo Grande*	398 Sunrise Terrace	NONE
Atascadero	6950 El Camino Real	NONE
Buellton	West Highway 246 & Central	NONE
Cambria	1070 Main Street	NONE
Goleta Valley	5956 Calle Real	NONE
Grover Beach	899 Grand Avenue	NONE
Grover Beach*	140 North Second Street	NONE
Guadalupe	905 Guadalupe Street	NONE
Lompoc	828 North “H” Street	NONE
Los Osos	1001 Los Osos Valley Road	NONE
Morro Bay	251 Harbor Street	NONE
Nipomo	615 West Tefft Street	NONE
Paso Robles	845 Spring Street	NONE
Pismo Beach	801 Price Street	NONE
San Luis Obispo	75 Santa Rosa	NONE
San Luis Obispo	2276 Broad Street	NONE
Santa Barbara	33 East Carrillo Street	NONE
Santa Barbara	2222 Bath Street	NONE
Santa Maria	720 North Broadway	NONE
Santa Maria	2739 Santa Maria Way	NONE
Santa Maria	1554 South Broadway	NONE
Santa Maria	519 E. Main Street	NONE
Templeton	1025 Las Tablas Road	NONE
Vandenberg Village	3745 Constellation Road	NONE

Leased by Bank or Subsidiary

Arroyo Grande West Branch In Store Office	1132 West Branch Street	$3,100.00 per month Expires February, 2005
Camarillo Camarillo Financial Center	470 Arneill Road	$6,808.76 per month Expires June, 2009
Cayucos	107 North Ocean Avenue	$1,694.00 per month Expires November, 2007
Goleta Valley Hollister Office	5340 Hollister Avenue	$4,824.00 per month Expires February, 2007
Ojai Oak View	410 Ventura Avenue	$2,124.27 per month Expires December, 2005
Ojai Ojai Valley	1207 Maricopa Highway	$7,622.00 per month Expires December, 2014
Orcutt	1110 East Clark Avenue	$11,292.00 per month Expires October, 2010
Oxnard Esplanade Financial Center	300 Esplanade Drive, Suite 101	$14,040.90 per month Expires September, 2012
Oxnard*	300 Esplanade Drive, Suite 110	$11,734.57 per month Expires August, 2012
Oxnard Downtown Oxnard Office	155 “A” Street	$6,030.42 per month Expires July, 2005
Oxnard Northside Plaza Office	121-125 Gonzales Boulevard	$6,666.76 per month Expires July, 2007
Paso Robles Creston Road Office	705 Golden Hill Road	$9,585.00 per month Expires October, 2012
Pismo Beach Oak Park Office	865 Oak Park Boulevard	$10,372.00 per month Expires March, 2008
Santa Barbara Milpas Office	914 Carpinteria Street	$10,117.53 per month Expires May, 2017
Santa Maria** North Broadway Office—Land	720 North Broadway	$2,522.00 per month Expires Dec, 2008
Santa Ynez	3600 Sagunto Street	$2,632.00 per month Expires May, 2012
Solvang	1600 Copenhagen Drive	$9,688.69 per month Expires April, 2008
Ventura Mills Road Financial Center	300 S. Mills Road	$17,306.94 per month Expires August, 2012
Ventura Downtown Ventura Office	304 E. Main Street	$10,652.00 per month Expires November, 2012
Ventura County Center Office	6401 E. Telephone Road	$10,939.84 per month Expires September, 2012

Former Bank Offices Leased by Bank—Which Are Sub-Leased

Nipomo Ground Lease	630 W. Tefft Street	$3,982.00 per month Expires February, 2015

*                    The Bank’s rental expense for 2004 was $1,985,000. See note 6 of the Company’s financial statements included in Item 8 of this Report for certain additional information concerning the amount of the Bank’s lease commitment. All offices listed are full service branch offices, except those with asterisks noted above. Asterisks represent non-banking support offices (e.g., Administration, Data Processing, Supplies Warehouse, Credit Services, et. al.)

**             Ground lease on property adjacent to a fully owned facility.

ITEM 3. LEGAL PROCEEDINGS

The Company is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. The Company is not a party to any pending legal or administrative proceedings as of December 31, 2004 (other than ordinary routine litigation incidental to the Company’s business) and no such proceedings are known to be contemplated.

There are no material proceedings adverse to the Company to which any director, officer, affiliate of the Company, 5% shareholder of the Company, or any associate of any such director, officer, affiliate or 5% shareholder of the Company is a party, and none of the above persons has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “MDST.”

The following table summarizes those trades of the Company’s Common Stock on NASDAQ, setting forth the approximate high and low closing sales prices for each quarterly period ended since January 1, 2003. The closing sales price on December 31, 2004 was $28.65 compared to the close one year earlier of $25.44.

	Sales Prices
Quarter Ended 2003	Low	High
March 31	$16.20	$17.85
June 30	$16.62	$20.49
September 30	$19.15	$23.40
December 31	$22.45	$26.99

	Sales Prices
Quarter Ended 2004	Low	High
March 31	$23.00	$26.99
June 30	$21.03	$24.50
September 30	$23.00	$26.13
December 31	$25.45	$30.61

Equity Plan Compensation Information

The following table summarizes information as of December 31, 2004 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities To be issued upon Exercise of Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation Plans not approved by Stockholders	1,191,986	$15.36	207,743
Equity compensation Plans approved by Stockholders	-None-	N/A	N/A
Total	1,191,986	$15.36	207,743

Dividends

The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 2003 by the Company to its shareholders.

Payable Date	Dividend
January 15, 2003	$0.11 per share
April 15, 2003	$0.11 per share
July 15, 2003	$0.13 per share
October 15, 2003	$0.13 per share
January 15, 2004	$0.13 per share
April 15, 2004	$0.14 per share
July 15, 2004	$0.14 per share
October 15, 2004	$0.14 per share
January 14, 2005	$0.16 per share

The Company is a legal entity separate and distinct from the Bank. The Company’s shareholders are entitled to receive dividends when declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the Corporation Law). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1-1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets  must equal at least 1-1/4 times its current liabilities.

The ability of the Company to pay a cash dividend depends largely on the Bank’s ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the Financial Code). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank’s retained earnings; or (b) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greater of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the “undercapitalized” categories for capital adequacy purposes pursuant to federal law. (See,  “Item 1—Prompt Corrective Action and Other Enforcement Mechanisms.”)  Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm’s length transaction.

Whether or not dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company.

Transfer Agent

Mellon Investor Services, LLC serves as the Company’s transfer agent. Shareholder inquiries regarding holdings of Mid-State Bancshares Common Stock can be directed to:

Mellon Investor Services, LLC
P. O. Box 3315
South Hackensack, NJ 07606-1915

Or

Mellon Investor Services, LLC
Overpeck Center
85 Challenger Road
Ridgefield Park, NJ 07660-2108

By Phone:
1-(888)-540-9878 (U.S. & Canada)
1-(201)-329-8660 (Outside U.S.)

Mellon Investor Services maintains the records for registered Mid-State Bancshares shareholders and can help with such services as change of name or address, consolidation of accounts, duplicate mailings, dividend reinvestment enrollment, lost stock certificates, transfer of stock to another person, and additional administrative services. For more information, they can be contacted via the Internet at www.melloninvestor.com.

Stock Repurchase Program

The Board of Directors at its regular meeting of January 21, 2004, authorized the purchase of up to 1,178,352 additional shares as its prior authorizations in March 2000 and May 2002 had been completed. The January 2004 authorization does not have an expiration date. The repurchase program seeks to reduce the number of outstanding shares resulting in an improvement to the Company’s earnings per share and to its return on equity. These repurchases are being made from time to time by the Company in the open market or privately negotiated transactions in compliance with the SEC rules. The total number of shares repurchased was 658,867, 800,006, and 477,264 in 2004, 2003 and 2002, respectively. The average price paid per share in 2004, 2003, and 2002 was $25.26, $20.27, and $17.57, respectively. As of December 31, 2004, the Company could repurchase up to an additional 520,357 shares under the January 2004 authorization.

During the fourth quarter of 2004, share repurchase activity was as follows:

	Total	Average Price	Remaining Shares	Dollar Value of Shares
	Number of	Paid	That May be Purchased	That May be Purchased
Period	Shares Purchased	Per Share	Under the Authorization	Under the Authorization
October 2004	80,258	$26.34	725,147	$19,455,694
November 2004	116,168	$27.18	608,979	$18,171,933
December 2004	88,622	$28.86	520,357	$14,908,228
Fourth Quarter Totals	285,048	$27.47	520,357	$14,908,228

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Data––Mid-State Bancshares

(In thousands––except per share data)	2004	2003	2002	2001	2000
Year Ended December 31:
Interest Income (not taxable equivalent)	$109,936	$105,240	$109,332	$114,002	$109,967
Interest Expense	8,450	9,699	16,381	26,480	27,599
Net Interest Income	101,486	95,541	92,951	87,522	82,368
Provision for Loan Losses	(2,700)	(969)	600	4,100	700
Net Interest Income after provision for loan losses	104,186	96,510	92,351	83,422	81,668
Non-interest income	27,764	29,059	24,321	23,254	17,805
Non-interest expense	79,294	74,691	70,925	64,744	57,982
Income before income taxes	52,656	50,878	45,747	41,932	41,491
Provision for income taxes	17,547	17,714	15,892	14,530	14,142
Net Income	$35,109	$33,164	$29,855	$27,402	$27,349
Per share: *
Net Income—basic	$1.50	$1.41	$1.25	$1.22	$1.23
Net Income—diluted	$1.47	$1.40	$1.20	$1.18	$1.20
Weighted avg. shares for Basic E.P.S. calculation	23,422	23,443	23,962	22,452	22,257
Weighted avg. shares for Diluted E.P.S. calculation	23,897	23,762	24,837	23,252	22,722
Cash dividends	$0.58	$0.50	$0.41	$0.37	$0.34
Book value at period-end	$11.89	$11.56	$10.72	$9.74	$8.05
Tangible book value at period-end	$9.48	$9.15	$8.94	$7.96	$7.96
Ending Shares	23,099	23,567	23,697	24,089	22,019
Period Averages:
Total Assets	$2,269,873	$2,045,252	$1,892,137	$1,570,098	$1,389,625
Total Tangible Assets	2,213,639	2,000,406	1,850,671	1,558,507	1,388,210
Total Loans & Leases	1,310,842	1,131,932	1,109,245	999,501	847,797
Total Earning Assets	2,050,218	1,857,241	1,718,280	1,444,631	1,279,119
Total Deposits	1,970,248	1,763,215	1,623,510	1,351,256	1,205,826
Common Equity	277,054	261,103	244,295	195,955	166,402
Common Tangible Equity	220,820	217,982	202,829	184,364	164,987
At December 31,
Cash and cash equivalents	$112,669	$123,763	$128,036	$102,970	$88,988
Investments and Fed Funds Sold	650,817	822,179	625,483	524,345	407,462
Loans held for sale	12,988	13,410	22,560	13,604	—
Loans, net of deferred fees, before allowance	1,421,894	1,154,932	1,087,551	1,136,099	919,967
Allowance for Loan & Lease Losses	(13,799)	(16,063)	(17,370)	(19,073)	(10,920)
Goodwill and Core Deposit Intangibles	55,572	56,947	40,949	42,021	1,347
Other assets	88,946	53,664	47,531	53,698	51,394
Total Assets	$2,296,087	$2,208,832	$1,934,740	$1,853,664	$1,458,238
Non-interest bearing deposits	$517,139	$487,624	$390,212	$367,370	$275,624
Interest bearing deposits	1,477,406	1,424,807	1,262,735	1,216,796	955,538
Other borrowings	6,582	7,627	10,973	17,714	30,240
Allowance for losses––unfunded commitments	1,783	1,941	1,771	1,586	2,360
Other liabilities	18,550	14,279	14,914	15,647	17,334
Shareholders’ equity	274,627	272,554	254,135	234,551	177,142
Total Liabilities and Shareholders’ equity	$2,296,087	$2,208,832	$1,934,740	$1,853,664	$1,458,238

*       All historical share information has been adjusted to reflect the two for one stock split which took place in February 2001.

Selected Consolidated Financial Data––Mid-State Bancshares (Continued)

(In thousands––except per share data)	2004	2003	2002	2001	2000
Asset Quality
Non-accrual loans	$10,700	$12,312	$16,748	$2,986	$4,510
Loans past due 90 days or more	—	—	—	690	222
Other real estate owned	—	3,428	—	—	—
Total non performing assets	$10,700	$15,740	$16,748	$3,676	$4,732
Financial Ratios
For the year:
Return on assets	1.55%	1.62%	1.58%	1.75%	1.97%
Return on tangible assets	1.59%	1.66%	1.61%	1.76%	1.97%
Return on equity	12.67%	12.70%	12.22%	13.98%	16.44%
Return on tangible equity	15.90%	15.21%	14.79%	14.90%	16.62%
Net interest margin (not taxable equivalent)	4.95%	5.14%	5.41%	6.06%	6.44%
Net interest margin (taxable equivalent)(2)	5.36%	5.54%	5.74%	6.36%	6.75%
Net loan (recoveries) losses to avg. loans	(0.03)%	0.06%	0.19%	0.22%	0.06%
Dividend Payout Ratio	38.6%	35.3%	32.8%	30.3%	27.6%
Efficiency ratio	61.3%	59.9%	60.5%	58.4%	57.9%
At December 31:
Equity to average assets (leverage ratio)	9.3%	9.6%	10.6%	10.2%	12.3%
Tier One capital to risk-adjusted assets	12.1%	13.8%	14.7%	13.8%	15.5%
Total capital to risk-adjusted assets	13.0%	15.0%	16.0%	15.0%	16.7%
Loan loss allowance to loans, gross(1)	1.1%	1.6%	1.8%	1.8%	1.4%
Non-accrual loans to total loans, gross	0.8%	1.1%	1.5%	0.3%	0.5%
Non performing assets to total assets	0.5%	0.7%	0.9%	0.2%	0.3%
Allowance for losses to non performing loans(1)	146%	146%	114%	562%	281%

(1)   Includes allowance for loan losses and allowance for losses—unfunded commitments

(2)   Taxable equivalent converts tax exempt income as if it were taxable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Business of the Company

The Company has as its single, wholly owned subsidiary, Mid-State Bank & Trust (the Bank). The Bank has two wholly owned subsidiaries—MSB Properties and Mid Coast Land Company (discussed above in Part I of this report and later in this Management’s Discussion and Analysis). The Bank was founded in 1961 and operates a full service commercial banking business serving its customers on the Central Coast of California. Headquartered in Arroyo Grande, it operates 41 offices in communities throughout San Luis Obispo, Santa Barbara and Ventura Counties and serves over 101,000 households and businesses.

The following discussion and analysis will provide insight and supplementary information into the accompanying consolidated financial statements of the Company. It also provides Management’s assessment of the operating trends over the past few years and certain of their expectations for 2005.

2004 RESULTS AND ACCOMPLISHMENTS

Financial Summary

The Company, on a consolidated basis, reported net income of $35.1 million in 2004 and $33.2 million in 2003 after generating $29.9 million in 2002. The diluted Earnings Per Share (EPS) was $1.47 for 2004 compared to $1.40 in 2003 and $1.20 in 2002. Consolidated total assets at December 31, 2004 were $2.296 billion compared to $2.209 billion at December 31, 2003, up 3.8%. Total deposits also increased from $1.912 billion as of December 31, 2003 to $1.995 billion as of December 31, 2004. Shareholders’ common equity stood at $274.6 million at year end up from its $272.6 million level one year earlier. Factors contributing to the increase in shareholders’ common equity included; 1) the $35.1 million of net income generated for the year and 2) the $2.6 million received for the exercise of stock options. Partially offsetting these increases were; 1) $13.6 million in dividends paid out during 2004, 2) $16.6 million paid for the repurchase of common stock outstanding, and 3) a $5.4 million reduction in accumulated other comprehensive income.

The table below illustrates net income by subsidiary unit.

Income (Loss) by subsidiary (000’s)	2004	2003	2002
Bank only, pre-tax	$50,711	$48,684	$44,292
MSB Properties, pre-tax	2,079	2,376	2,142
Mid Coast Land Co., pre-tax	654	556	(153)
Parent only, pre-tax	(788)	(738)	(563)
Tax (expense)	(17,547)	(17,714)	(15,892)
Net Income––Mid-State Bancshares	$35,109	$33,164	$29,855

Executive Summary

Management considers the following to be the most significant items affecting net income during 2004 compared to 2003.

•       The Company took a benefit to provision for loan losses of $2.7 million in 2004 compared to a benefit of $969 thousand in 2003 resulting in a positive pre-tax improvement in earnings of $1.7 million. The benefit taken to the provision for loan losses in 2004 reflected strong credit quality standards, consistent performance of the loan portfolio in recent years, improving trends in classified loans, improving trends in delinquencies and charge-offs, an improved outlook for the collection of the Company’s non accrual loans, and an improved outlook for economic activity in general..

•       Average earning assets increased by $193.0 million in 2004 compared to 2003 more than offsetting the decline in the net interest margin (from 5.54% in 2003 to 5.36% in 2004, taxable equivalent) thereby allowing the Company to show a $5.9 million increase in net interest income.

•       The Company realized non-recurring gains in 2004 of $1.1 million on the sale of OREO and $475 thousand in securities gains. The Company had only minor securities gains of $40 thousand in 2003.

•       Increases in non-interest expense amounted to $4.6 million in 2004 compared to 2003. Factors contributing to this increase included 1) increases in outside professional services of $913 thousand related to Section 404 Sarbanes-Oxley compliance efforts; 2) increases in advertising and promotional expenditures of approximately $1.0 million in 2004 compared to 2003; 3) increases in costs reflecting the merger with Ojai Valley Bank effective October 31, 2003 which resulted in two months of costs in the 2003 figures compared to a full 12 months in 2004 estimated to be an increase of $1.4 million; 4) increases in employee benefits primarily related to workers compensation and group insurance increases of $198 thousand (excluding the impact of the Ojai employees) and 5) all other operating expenses increasing by $1.1 million, net of declines—the primary impact being salary increases of $1.5 million (excluding the impact of Ojai employees).

•       There was a decline in the net gains realized on mortgage loans sold of $2.8 million in 2004 compared to 2003 as a result of the dramatic slowdown in refinance activity during the year.

Management considers the following to be the most significant items affecting net income during 2003 compared to 2002.

•       The gain on sale of loans held for sale increased by $2.4 million resulting from to the low interest rate environment and the surge in refinance activity on single family residential mortgage loans.

•       The Company took a benefit to provision for loan losses of $969 thousand in 2003 compared to a provision expense of $600 thousand in 2002 creating a positive pre-tax improvement to earnings of $1.6 million between the two years. The benefit taken to the provision for loan losses in 2003 reflected strong credit quality standards, consistent performance of the loan portfolio in recent years, improving trends in classified loans, improving trends in delinquencies and charge-offs, an improved outlook for the collection of the Company’s non accrual loans, and an improved outlook for economic activity in general.

•       The impact of the lower interest rate environment in 2003 led to a decline in the Company’s net interest margin to 5.54% (taxable equivalent) from 5.74% in 2002. This was offset by an increase in average earning assets of approximately $139 million, thereby allowing it to show a $2.6 million increase in net interest income from the prior year.

•       Various other non interest income and expense items showed variances which collectively reduced pre-tax income by $1.5 million.

Management considers the following to be the most significant items affecting net income during 2002 compared to 2001.

•       The impact of the lower interest rate environment in 2002 led to a decline in the Company’s net interest margin to 5.74% (taxable equivalent) from 6.36% in 2001 which was offset by an increase in average earning assets of approximately $274 million, thereby allowing it to show a $5.4 million increase in net interest income from 2001 to 2002.

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

•       Salaries and benefits during 2002 were $3.1 million above the 2001 levels reflecting especially the Company’s merger with Americorp in September 2001 resulting in additional staff expense for 2001 involving 3 months of activity compared to 12 months in 2002.

•       Occupancy expense during 2002 was $1.6 million above the 2001 levels reflecting especially the Company’s merger with Americorp in September 2001 resulting in additional occupancy expense for 2001 involving 3 months of activity compared to 12 months in 2002.

•       Various other non interest income and expense items showed variances which collectively increased pre-tax income by $1.3 million. These are discussed in more detail in the Income Statement Analysis section below.

Management believes that the primary challenges and risks to the Company in 2005 are as follows:

•       The degree and speed with which the Board of Governors of the Federal Reserve System will continue to raise short term interest rates thereby allowing the Company to show improvements in its net interest margin.

•       The ability of the economy to continue its recovery and enhance the Company’s ability to grow its loan portfolio either through loan originations or purchases consistent with the Company’s credit standards.

•       The ability of the Company to generate new revenue to replace some of the non-recurring benefits to the income statement in 2004.

•       The ability of the Company to contain salary and benefits costs which have risen rapidly in recent years.

•       The ability of the Company to fully integrate its relatively new Ventura County offices and presence into the Company and take advantage of the expanded market opportunities it sees there.

•       The ability of the Company to overcome the charge to expense that will result from a change in accounting for stock options which is scheduled to be implemented in the third quarter of 2005. See Note 1 and Note 15 of the Notes to the Consolidated Financial Statements which follows in item 8 of this report.

•       The ability of the Company to make its internal support functions more efficient by exploring, and then implementing, a plan to consolidate their operations in one location in a cost effective manner.

Management believes that some of the significant opportunities it has are as follows:

•       The ability the Company has to fund additional loans due to its strong liquidity at the present time.

•       The Company’s asset and liability, maturity and rate structure are such that its net interest margin should improve in a rising rate environment.

•       The Company’s expanded presence in Ventura County will allow it to take advantage of the large and growing economic base in that part of our market area.

•       Because the Company is well capitalized and its stock price has performed well, it is well positioned to continue to make strategic acquisitions in selected markets as it has in recent years.

•       The ability of the Company to make its internal support functions more efficient by exploring, and then implementing, a plan to consolidate their operations in one location in a cost effective manner.

Other Events and Items of Note in 2004

The Company celebrated the one year anniversary of the successful integration of its merger with the former Ojai Valley Bank on October 31, 2004. Core deposits (total deposits excluding certificates of deposit) at the two locations in Ojai and Oak View have increased from $57.8 million at the time of the merger to $59.6 million at year-end 2004. Total deposits which were $78.8 million at time of merger were $76.1 million at December 31, 2004. This shift away from more rate sensitive deposit liabilities to core, relationship oriented deposits is expected to benefit the Bank going forward. It should be noted that some of the principal employees in the former Ojai Valley Bank are involved with the start-up of the new Ojai Community Bank, which received regulatory approval July 21, 2004, raised the necessary equity capital and is expected to open in early 2005. The impact of the opening of this new community bank on the Company is unknown at this time.

The Company’s stock repurchase program continued in 2004 with 658,867 shares repurchased, which compares to 800,006 and 477,264 shares repurchased in 2003 and 2002, respectively. The average price paid for the stock over this three year period was $25.26, $20.27 and $17.57, respectively. As of December 31, 2004, the Company had 520,357 shares remaining to repurchase on its January 2004 authorization approved by the Board of Directors to re-purchase up to 1,178,352 additional shares. The authorization does not have an expiration date.

Also during 2004, the Company streamlined its corporate banking and business banking efforts under one umbrella internally known as the commercial banking group. Eight regional commercial banking groups under the direction of Senior Vice President, Steven Harding are responsible for the Company’s commercial, commercial real estate and construction lending. The new alignment of this group has created efficiencies, cost savings and a more focused sales effort.

EXTERNAL FACTORS IMPACTING THE BANK

Economic Conditions

At the start of 2004, in last year’s annual report we noted that, “Entering 2004, Management believes that the economy is entering a sustained recovery which will lead to lower unemployment rates, increases in inflation and eventually, a need to raise interest rates to combat fears of excessive growth and inflationary pressures. Management further believes that increases in interest rates will likely take place in the fourth quarter of 2004 and/or first quarter of 2005 amounting to a roughly 50 basis point increase in short term interest rates. Long term interest rates will rise also, albeit at reduced levels compared to short term rates, reflecting a flatter yield curve.”  We note that this forecast proved reasonably accurate. The Federal Reserve increased short term rates in the second half of 2004 by 125 basis points, unemployment rates nationally have declined from 5.7% at the start of the year to 5.4% at the end of November, and inflation has averaged 2.6% for the first 11 months of the year compared to 2.3% in 2003. The yield curve, as expected, has flattened dramatically with the spread between the three month and ten year Treasury declining from 332 basis points at the start of 2004 to approximately 202 basis points at the end of the year. The ten year Treasury is actually little changed from its 4.27% level at the start of the year having closed at 4.24% at the end of 2004.

The most comprehensive review of local economic conditions in our market known to Management comes from the University of California at Santa Barbara (UCSB) Economic Forecast Project. According to UCSB, Gross County Product in the tri-county area was estimated at $75.5 billion in 2004, up 5.9% from the $71.3 level in the prior year. Adjusted for real dollars, it was up 2.7% following a 2.8% growth rate in 2003 and 2.1% in 2002. While these rates of growth were down from the double digit increases witnessed in the late 1990’s, they have been running better than those exhibited by the State as a whole. California’s real State Product was -0.9% in 2002, +0.2% in 2003 and is estimated to grow at +1.4% in 2004. Expectations for 2005 are for further improvements with the real State Product growing 1.8% and the real Tri County Gross Product growing 3.1%. The difficulties experienced at the State level have certainly had a negative effect on the local tri-county area. It is estimated by UCSB that the public sector has lost some 3,892 jobs in the tri-county area over the last two years, a 3.7% decline, at a time when the private sector added some 15,567 jobs, a 3.2% increase. This drag clearly contributed to the slower growth rate in economic activity experienced locally over the past few years. This notwithstanding, the tri counties continue to be fortunate in experiencing significantly lower unemployment rates compared to the 5.4% level experienced nationally. The San Luis Obispo Metropolitan Statistical Area (MSA) was estimated by the Bureau of Labor Statistics to have an unemployment rate of 3.0% at the end of November 2004 with the Santa Barbara MSA at 3.8% and the Ventura MSA at 4.7%. Management expects these levels to remain little changed in 2005 as their low absolute levels would generally be difficult to improve upon.

Median home prices are at historical highs throughout the Bank’s service area. The median price of a home as of November 2004 totaled $476 thousand in San Luis Obispo County, up 23.5% from a year earlier. In Santa Barbara County, that figure reached $669 thousand, up 72.3% from one year earlier. And in Ventura County, the median home price was $507 thousand, up 25.8% from one year before. In spite of numerous residential building projects in the Bank’s trade area and housing affordability indices falling below 20% in most locales, the local real estate market continues strong with a combination of favorable interest rate levels and demand far outpacing supply. The strong trends in both residential and non-residential real estate continue with no signs of abating. Lenders are more prudent in their lending practices having learned the lessons of the early 1990’s and hence building is far less speculative. Management does not see significant risk of a slowdown in real estate in 2005. However, it should be noted that high real estate prices are creating a demographic trend of “aging” home owners replacing “working-class” residents who find first time home ownership difficult. This is contributing to an out-migration by young families with working-aged heads of households. The impact of this demographic trend on the local economy and the types of businesses that operate here is unclear at the present time.

With positive indicators being revealed in the national economic statistics and a solid economic base locally, Management is encouraged that 2005 should again be a solid year for the economy in the Company’s trade area. This optimism, however, must be tempered by the potential for disruption resulting from geopolitical issues surrounding homeland security and terrorism. As we noted last year, the effects of episodes such as the 9/11 terrorist attacks, the wars in Afghanistan and Iraq, and the international tensions surrounding these events, can have a significant on economic activity. In spite of this caveat, our local trade area again appears to be in a solid position at the start of 2005 to continue the recovery underway and maintain low unemployment rates. The Board of Governors of the Federal Reserve System have started raising short term interest rates and Management expects this trend to continue with the target Fed Funds rate reaching the mid 3% range by year-end. Management also expects that longer term rates will rise much more modestly, if at all, in-keeping with a continue trend towards a flatter yield curve.

Competitive Factors

Competitive pressures from other financial institutions continue to be intense both in the Company’s trade area and throughout the nation. Many banks are suffering from insufficient loan volumes and have become very aggressive on the pricing of those good credits available. In the Company’s tri-counties service area, 66 financial institutions (banks and savings institutions) operate 321 offices serving $23.1 billion in deposits based on data as of June 30, 2004.

It should be noted that the trend toward consolidation of banking assets exhibited over the past few years in California continued in 2004. Statewide, through November 2004, 21 banks are merging out of existence based on announced merger transactions. According to the State Department of Financial Institutions however, 14 new banks have filed in 2004 to start a new bank in California, through November.

ANALYSIS OF STATEMENT OF FINANCIAL POSITION

Loans

The Bank experienced an increase in net loans from $1,138.9 million at the end of 2003, to $1,408.1 million at the end of 2004. This represents an increase in the loan portfolio of $269.2 million following the $68.7 million increase in 2002. The loan portfolio represents approximately 61.4% of the Bank’s assets. Additionally, loans held for sale (which are single family residential mortgages pending sale) total $13.0 million at the end of 2004, down from $13.4 million one year earlier.

Mid-State Bancshares
Trends in Loan Categories

The graph above displays the trend over the five year period ended December 31, 2004 in the various components of the loan portfolio. Construction loans have risen from their level five years earlier—$167.5 million at December 31, 2000 compared to $227.6 million at year-end 2004. Real Estate loans generally trended up from $445.2 million at the end of 2000 to $759.2 million at the end of 2004. Home Equity Credit Lines have generally increased from $55.6 million at the end of 2000 compared to $160.0 million at the end of 2004. Consumer loans (installment and credit reserve) have decreased from $40.3 million at December 31, 2000 to $22.9 million at year-end 2004 which is in part due to the sale in December 2001 of the Company’s Credit Card receivables. Commercial and other loans have grown in recent years through 2002, with a decrease in 2003, but grew to $212.0 million at December 31, 2004. Agricultural production loans have remained flat until 2004, ending at $40.3 million in December. The Bank expects to continue to emphasize all types of lending activity in order to diversify the risk in its portfolio. The larger growth in real estate loans, especially in 2004, reflects an expanded use of jumbo adjustable rate mortgage loans in the portfolio ($96.4 million at the end of the year) along with the purchase of certain of these same type of loan assets in the secondary market ($43.0 million at the end of the year). Economic activity in the Central Coast will determine the types of credit the Bank will be able to extend and hence its ability to achieve this objective.

The Bank’s allowance for losses stands at $15.6 million, or 1.1% of gross loans, and represents losses not yet realized, but inherent in the loan portfolio and on unfunded commitments. The allowance for losses is down from the $18.0 million at December 31, 2003. The year-end 2004 balance now represents 146% of non-performing loans identical to the level at the end of 2003. A five-year review of activity in the allowance for losses and an allocation by loan type of the allowance is shown in the tables below.

Allowance for Losses (in 000’s)	2004	2003	2002	2001	2000
Allowance for loan losses beginning of year	$16,063	$17,370	$19,073	$10,920	$10,905
Allowance for losses—unfunded commitments	1,941	1,771	1,586	2,360	2,200
Total allowance for losses	$18,004	$19,141	$20,659	$13,280	$13,105
Provision for loan losses charged to operating expense	(2,700)	(969)	600	4,100	700
Provision for losses—unfunded commitments charged to operating expense	(158)	170	—	—	—
Adjustments—acquisition through merger	—	391	—	5,464	—
Loans charged off:
Real estate loans	(5)	(1,106)	—	(7)	(163)
Installment loans	(148)	(234)	(275)	(275)	(278)
Commercial loans	(746)	(488)	(2,475)	(2,377)	(512)
Credit cards and related loans	(41)	(66)	(88)	(255)	(239)
Recoveries of loans previously charged off:
Real estate loans	41	45	24	149	102
Installment loans	111	96	196	186	134
Commercial loans	1,179	963	451	309	330
Credit cards and related loans	45	61	49	85	101
Total Allowance for Losses	$15,582	$18,004	$19,141	$20,659	$13,280

Allocation of Allowance for Losses (in 000’s)
Allowance for loan losses	$13,799	$16,063	$17,370	$19,073	$10,920
Allowance for losses—unfunded commitments	1,783	1,941	1,771	1,586	2,360
Total Allowance for Losses	$15,582	$18,004	$19,141	$20,659	$13,280
Ratio of Net Loan Losses to Average Loans Outstanding	(0.03)%	0.06%	0.19%	0.22%	0.06%

Allocation of the allowance for losses compared to loan type as a percent of total at December 31:

		Type		Type		Type		Type		Type
(dollars in 000’s) Balance applicable to:	2004	as a % of Loans	2003	as a % of Loans	2002	as a % of Loans	2001	as a % of Loans	2000	as a % of Loans
Construction and Land	$5,120	16.1%	$2,680	20.8%	$2,636	19.7%	$1,969	18.8%	$2,095	18.3%
Real Estate	1,757	53.5%	2,164	49.1%	4,047	48.4%	2,949	46.8%	3,993	48.4%
H.E.C.L.	308	11.2%	250	7.8%	295	6.8%	443	6.0%	390	6.0%
Installment	160	1.3%	244	2.2%	254	2.5%	780	3.1%	292	3.4%
Credit Card and Related	86	0.3%	229	0.6%	97	0.3%	393	0.3%	1,203	1.0%
Commercial, Other	3,237	17.6%	6,468	19.5%	6,296	22.3%	5,712	25.0%	2,247	22.9%
Unfunded commitments	1,783	N/A	1,941	N/A	1,771	N/A	1,586	N/A	2,360	N/A
Unallocated	3,131	N/A	4,028	N/A	3,745	N/A	6,827	N/A	700	N/A
Balance at End of Year	$15,582	100.0%	$18,004	100.0%	$19,141	100.0%	$20,659	100.0%	$13,280	100.0%

Non-accrual loans within the Bank’s portfolio decreased from $12.3 million as of December 31, 2003, to $10.7 million, at the end of 2004. Loans 90 days or more past due, and still accruing, remained at zero for the periods ending December 31, 2003 and December 31, 2004. Additional information on non-accrual loans, past due loans and troubled debt restructurings can be found in Footnote 5 to the financial statements. The level of non-accrual loans at the end of 2004 is centered primarily in one real estate secured loan (total $8.5 million). Management has established specific reserves that would offset potential losses, if any, arising from less than full recovery of the loan from the supporting collateral. Recoveries in 2004 of loans previously charged-off totaled $1.4 million compared to charge-offs of $0.9 million taken during the year resulting in net recoveries of $436 thousand. This net recoveries figure compares to net charge-offs incurred of $0.7 million and $2.1 million in 2003 and 2002, respectively. The Bank anticipates that charge-offs (actual losses) will continue during 2005. Management does not anticipate that recoveries would again exceed charge-offs in the coming year.

With the combination of the collateral securing the problem loans and the size of the allowance for losses, Management feels that the allowance is sufficient to cover inherent losses. Management reviews the adequacy of the allowance and also employs an independent third party loan review group to, among other things, review the reasonableness of individual asset classifications. Management, as necessary, adjusts the allowance on a regular basis. The allowance is also examined annually by one or more of the Bank’s regulatory bodies including the FDIC and DFI. During the fourth quarter of 2003, based on its review of the allowance, Management took a benefit to the provision for loan losses of $1.2 million resulting in a net benefit to the provision for loan losses of just under $1.0 million for the full year. Again during the second quarter of 2004, Management took a further benefit to the provision for loan losses of $2.7 million. These actions reflected strong credit quality standards, consistent performance of the loan portfolio in recent years, improving trends in classified loans, improving trends in delinquencies and charge-offs, an improved outlook for the collection of the Company’s non accrual loans, and an improved outlook for economic activity in general. The need for additional provision for loan losses or for further benefit to the provision for loan losses in 2005 will be dependent upon Management’s on-going analysis of the adequacy of the allowance for loan losses. While Management believes it to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

The allowance for losses consists of a statistically allocated portion and a specifically allocated portion. The total of these components is considered adequate to provide for losses, which can be reasonably anticipated. However, since these amounts are based on estimates, ultimate losses relating to these loans may vary and Management believes that qualitative factors make it prudent to carry a reasonable level of an “unallocated portion” to absorb losses in excess of the allocated portion. Qualitative factors considered include, but are not limited to, portfolio composition, concentrations, off balance sheet risks, delinquencies and non-accruals, criticized and classified loans, non performing loans, gross and net loan losses, changes in lending function, changes in management, the Bank’s organizational structure, the special assets group, lending and credit approval authorities, loan officer training, the credit review function, and real estate appraisal policies.

Management continuously monitors residential real estate reports and markets, and is aware of press articles that have discussed a possible slow down and/or drop in value of residential real estate in the Bank’s service area. While long term interest rates remain historically low and the Bank’s service area is marked by limited supply and strong demand, residential projects financed by the Bank are underwritten with a requirement of a percentage of cash equity to the total cost of the project in addition to prudent exposures to current appraised values. To further mitigate this risk, individual projects financed are analyzed using direct, current and historical project trends with limitations to production unit starts ahead of sales using the projected absorption analysis contained in the appraisal of each project. The Bank believes, based upon past experience, that this process helps mitigate against the production of a supply of units that would exceed the current market demand.

Additionally, due to the popularity of our market area to urban retirees and others wanting to enjoy the environment and life style it provides, we have seen and continue to see a migration of wealthier individuals and families absorb the residential housing production with greater cash equities than is typical of other areas throughout the country. This assumption is supported by the fact that the Bank’s portfolio of residential mortgages have an average loan to value ratio of less than 60% along with average credit scores substantially exceeding industry standards with low delinquency ratios.

A summary of maturities and sensitivities of loans to changes in interest rates at December 31, 2004 is shown in the table below. A more complete discussion of the Bank’s exposure to changes in interest rates can be found in the MD&A under the section titled “Net Interest Income and Interest Rate Risk”.

Loan Portfolio as of 12/31/04

		Over	Due after	Due After
(dollars in 000’s)	3 Months	3 through	After 1 to	After 3 to	Due After
Fixed Rate Loans	or less	12 Months	3 Years	5 Years	5 Years	Total
Construction/Land Development	11,021	29,723	14,766	788	—	56,298
Real estate	3,746	2,584	40,886	50,253	220,937	318,406
Home equity credit lines	3	23	1	412	792	1,231
Installment	217	920	4,251	6,000	5,638	17,026
Cash reserve	31	—	3	—	—	34
Agricultural production	197	666	1,261	3,098	197	5,419
Commercial, other	2,054	6,469	14,655	25,750	15,909	64,837
Total	17,269	40,385	75,823	86,301	243,473	463,251

		Over	Due after	Due After
	3 Months	3 through	After 1 to	After 3 to	Due After
Variable Rate Loans	or less	12 Months	3 Years	5 Years	5 Years	Total
Construction/Land Development	163,104	2,196	5,921	200	1,850	173,271
Real estate	95,549	16,919	154,731	161,177	15,165	443,541
Home equity credit lines	158,819	—	—	—	—	158,819
Installment	2,180	—	—	—	—	2,180
Cash reserve	3,573	—	—	—	—	3,573
Agricultural production	34,837	—	—	—	—	34,837
Commercial, other	144,631	1,071	109	603	—	146,414
Total	602,693	20,186	160,761	161,980	17,015	962,635
Total loans, gross (excludes allowance for loan losses, net deferred loan fees and loans held for sale)						1,425,886

Investment Portfolio

The Bank’s investment portfolio primarily consists of U.S. Treasury Notes and Bills, Federal Agency Notes, Mortgage Backed Securities, and Municipal Bonds. See Footnote No. 4 to the consolidated financial statements for a detailed composition of the investment portfolio. Overall, the portfolio showed a net reduction in outstanding balances over the course of 2004 as 1) the Bank redirected these earning assets into the loan portfolio and 2) to a lesser extent the market value relative to amortized cost of the 100% available for sale the investment portfolio declined. The Treasury and Agency portion of the portfolio decreased by $132.9 million from one year ago. The Bank maintained its holdings in the Municipal Bond portfolio fairly steady from a market value of $377.1 million at the end of 2003, to a market value of $377.0 million at the end of 2004. Mortgage Back Securities increased somewhat by $1.7 million. In total however, the Bank decreased its investment portfolio from a market value of $774.7 million at the end of 2003 to a market value of $644.8 million at the end of 2004, a $129.9 million decrease.

The Bank may segregate its portfolio into three categories—a “Trading Portfolio” (which is carried at market value, with changes in market value reflected in the income statement), a “Held to Maturity” portfolio (which is carried at amortized cost, with changes in market value having no impact on the financial statements) and an “Available for Sale” portfolio (which is carried at market value, with changes in market value reflected in comprehensive income). The Bank holds no securities that should be classified as Trading or Held to Maturity securities. The Bank has determined that since its securities may be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the re-pricing characteristics of funding sources, that the entire portfolio should be classified as Available for Sale.

Adjustments to the Available for Sale portfolio for changes in market values resulted in an unrealized gain of $6.9 million included in accumulated other comprehensive income as of December 31, 2004 compared to an unrealized gain of $12.3 million at December 31, 2003, net of related taxes. Maturities and sales over the full year exceeded purchases and the total investment portfolio decreased by $129.9 million from the end of 2003 to the end of 2004.

Shown below is a summary maturity distribution of the investment portfolio, by type and weighted taxable equivalent yield as of December 31, 2004. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturity information for Mortgage Backed securities shown below is based on contractual maturities.

		After One	After Five
	One Year	Year to	Years to	After
(dollars in 000’s)	Or Less	Five Years	Ten Years	Ten Years	Total
Maturity Distribution:
U.S. Treasury Securities	$13,047	$11,931	$510	$—	$25,488
U.S. Government Agencies	86,538	130,123	—	—	216,661
Mortgage Backed Securities	145	570	6,539	2,163	9,417
Municipal Bonds, Other	28,295	167,762	189,451	7,743	393,251
Total	$128,025	$310,386	$196,500	$9,906	$644,817

		After One	After Five
	One Year	Year to	Years to	After
	Or Less	Five Years	Ten Years	Ten Years	Total
Weighted Average Yield:
U.S. Treasury Securities	1.58%	2.42%	4.22%	—	1.94%
U.S. Government Agencies	3.47%	2.77%	—	—	3.05%
Mortgage Backed Securities	6.17%	6.14%	6.04%	5.56%	5.94%
Municipal Bonds, Other	5.68%	5.89%	5.63%	6.00%	5.75%
Total	3.77%	4.45%	5.64%	5.90%	4.70%

Other Real Estate Owned (“OREO”)

The Company did not hold any OREO from foreclosure as of December 31, 2004 compared to $3.4 million held as of December 31, 2003. Future OREO activity will depend, among other things, on how many borrowers the Bank may need to foreclose upon, and the strength of the real estate market and general economic activity.

Goodwill and Core Deposit Intangibles

Goodwill totaled $47.8 million at December 31, 2004 and 2003. Of this total, $14.4 million was the result of the acquisition of Ojai Valley Bank that was completed on October 31, 2003, $32.2 million was the result of the acquisition of American Commercial Bank that was completed on September 28, 2001 and $1.2 million dates to a May 3, 1996 acquisition of Citizens Bank of Paso Robles by BSM Bancorp which the Company acquired in 1998.

On an annual basis, the Company tests its Goodwill for impairment. The Goodwill is entirely attributable to the Company’s community banking segment. Results of this test have indicated that there was no impairment of Goodwill in any of the past three years (2002 through 2004) since the testing commenced.

Core deposit intangibles total $7.7 million at December 31, 2004 compared to $9.1 million one year earlier. Of  the year-end 2004 amounts, $5.4 million represents the net un-amortized value of the core deposit intangible created with the American Commercial Bank acquisition and $2.3 million represents the net un-amortized value of the core deposit intangible created upon the acquisition of Ojai Valley Bank. In connection with these acquisitions, the Company recognizes core deposit intangibles which represent the fair value of long-term deposit relationships acquired. Such amounts are then amortized over originally expected useful economic lives of 8.25 and 9.00 years, respectively. Absent adjustments to the amortization schedules in future periods, the core deposit intangibles will be fully amortized in December 2009 with respect to the American Commercial Bank acquisition and October 2012 with respect to the Ojai Valley Bank acquisition

Deposits

While the Bank is competitive with major institutions in terms of its structure of interest rates on deposit products offered, Management was not overly aggressive during 2004 in terms of pricing to attract additional deposits, a decision which reflects the Bank’s strong liquidity at the present time.

As discussed in the Income Statement Analysis, many of the Bank’s deposit rates have risen in concert with the general increase in rates. A comparison of the rates paid on the Bank’s deposit products at December 31, 2004 and 2003 is as follows:

Selected Quoted Interest Rates	2004	2003	Change
Demand Deposits	0%	0%	0%
NOW Account (50 & Better—over $2,500)	0.10%	0.05%	0.05%
Money Market Deposits (over $100,000)	0.80%	0.75%	0.05%
Passbook Savings Account	0.25%	0.25%	0.00%
Individual Retirement Account (2 Year term)	2.75%	1.75%	1.00%
Time Deposit ($100,000—6 month term)	1.85%	1.05%	0.75%
Wall Street Journal Prime Rate	5.25%	4.00%	1.25%

Average deposits have risen steadily over the past three years reflecting growth at Mid-State Bank & Trusts’ existing offices and the acquisition of Ojai Valley Bank on October 31, 2003 which had deposits of approximately $78.8 million at the time of the acquisition. Below is a summary of the average deposits outstanding and the average rate paid by category over the last three years.

	Average	2004		Average	2003		Average	2002
(dollars in 000’s)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Demand and Money Market Investment Accounts	$741,230	$1,712	0.23%	$651,285	$1,527	0.23%	$581,439	$2,639	0.45%
Savings Accounts	322,665	853	0.26%	287,435	1,077	0.37%	245,615	2,255	0.92%
Time Deposits	399,806	5,691	1.42%	399,448	6,944	1.74%	418,536	11,275	2.69%
Total Interest Bearing Deposits	1,463,701	8,256	0.56%	1,338,168	9,548	0.71%	1,245,590	16,169	1.30%
Non Interest Bearing Demand	506,547			425,047			377,920
Total Deposits	$1,970,248	$8,256	0.42%	$1,763,215	$9,548	0.54%	$1,623,510	$16,169	0.99%

The majority of the Bank’s time deposits (approximately 58%) have balances that are under $100,000 in size. While all time deposits are somewhat more rate sensitive than the Bank’s other deposit categories, the smaller time deposit balances tend to be more stable and less sensitive to absolute rate levels than do time deposits of $100,000 or more. Approximately 86% of the Bank’s time deposits mature within one year and would be potentially subject to a change in rate on their maturity date. The following table as of December 31, 2004, displays summary size and maturity information on the Bank’s time deposits.

		After Three	After Six
	Three	Months to	Months
(dollars in 000’s)	Months or	Six	to	After
Balance by Size	Less	Months	One Year	One Year	Total
Under $100,000	$84,477	$58,462	$44,543	$40,490	$227,972
$100,000 or More	83,331	48,741	20,276	13,947	166,295
Total Time Deposits	$167,808	$107,203	$64,819	$54,437	$394,267

Other Borrowings

While not a significant component of the Bank’s structure, other borrowings were $7.6 million, at the end of 2003 compared to $6.6 million at the end of 2004. These consist of borrowings under the U.S. Treasury Tax and Loan note account, Federal Home Loan Bank borrowings and mortgages payable. The Bank had outstanding borrowings of $4.6 million and $5.6 million at December 31, 2004 and 2003, respectively, under the U.S. Treasury Tax and Loan note account program. The Bank had one borrowing from the Federal Home Loan Bank for $2.0 million at December 31, 2004 and 2003. Mortgages payable were zero and $31 thousand at year-end 2004 and 2003, respectively.

The Company may increase its Other Borrowings during 2005 in an effort to purchase earning assets which create a positive spread for the income statement and allow it to more profitably leverage its strong capital base. Management could borrow up to $100 million of mostly shorter term borrowings (up to five years) from sources such as the Federal Home Loan Bank. Funds raised this way would be used to purchase earning assets such as investment securities or generate additional loans at sufficiently positive spreads to justify the additional leverage.

Capital

Capital ratios for commercial banks and their holding companies in the United States are generally calculated using three different formulas. These calculations are referred to as the “Leverage Ratio” and two “risk based” calculations known as “Tier One Risk Based Capital Ratio” and the “Total Risk Based Capital Ratio.”  The Company and the Bank are subject to certain standards concerning these ratios. These standards were developed through the joint efforts of banking authorities from 12 different countries around the world. The standards essentially take into account the fact that different types of assets have different levels of risk associated with them. Further, they take into account the off-balance sheet exposures of banks when assessing capital adequacy.

The Leverage Ratio calculation simply divides common stockholders’ equity (reduced by goodwill and certain other intangibles that a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total “risk-weighted assets” of the bank. Risk-weighted assets are determined by segregating all the assets and off-balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses “risk-weighted assets” in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the allowance for loan losses, long-term capital debt, preferred stock and other instruments. Summarized below are the capital ratios at December 31, 2004 and 2003, for both Mid-State Bancshares and Mid-State Bank & Trust. Additionally, the standards for a well-capitalized institution, as defined by the federal banking agencies, are displayed.

	Minimum	Well-Capitalized	Mid-State		Mid-State
	Regulatory	Regulatory	Bancshares		Bank & Trust
	Standard	Standard	2004	2003	2004	2003
Leverage Ratio	4.0%	5.0%	9.3%	9.6%	9.2%	9.4%
Tier One Risk Based Capital Ratio	4.0%	6.0%	12.1%	13.8%	12.0%	13.5%
Total Risk Based Capital Ratio	8.0%	10.0%	13.0%	15.0%	12.9%	14.7%

While it is the intent of management to continue to maintain strong capital ratios, the Board of Directors has initiated a stock repurchase program and increased the quarterly dividend payments in an effort to further leverage its equity and enhance shareholder value. The Company also expects to modestly increase its other borrowings as noted above under Other Borrowings and increase its capital leverage.

Without deducting for goodwill and other intangibles from equity, two other commonly followed ratios related to capital have trended as follows over the past three years.

	2004	2003	2002
Dividend Payout Ratio	38.6%	35.3%	32.8%
Average Common Equity to Average Assets	12.2%	12.8%	12.9%

Liquidity

The focus of the Bank’s liquidity management is to ensure its ability to meet cash requirements. Sources of liquidity include cash, due from bank balances (net of Federal Reserve requirements to maintain reserves against deposit liabilities), fed funds sold, investment securities (net of pledging requirements), loan repayments, deposits and fed funds borrowing lines. Typical demands on liquidity are deposit run-off from demand deposits and savings accounts, maturing time deposits, which are not renewed, and anticipated funding under credit commitments to customers.

The Bank has adequate liquidity at the present time. Its loan to deposit ratio at year-end 2004 was 71.3% versus 60.4% one year earlier. The Bank normally strives for a loan to deposit ratio in the 65% to 75% range. The Bank’s internally calculated liquidity ratio stands at 34.2% at December 31, 2004 compared to 45.2% one year earlier. These levels are above the Bank’s minimum policy of 15%.

Management is not aware of any trend, demand, commitment or event that would result in a material change in the Bank’s liquidity at the present time.

Capital Commitments

As of December 31, 2004, neither the Company or the Bank have any material commitment for capital expenditures.

Contractual Obligations

As of December 31, 2004, the Bank had the following contractual obligations.

	Less Than	One to Three	Three to Five	Over
	One Year	Years	Years	Five Years	Total
Long Term Debt	$—	$—	$—	$2,000	$2,000
Operating Leases	1,892	3,563	2,831	4,137	12,423
Total Contractual Obligations	$1,892	$3,563	$2,831	$6,137	$14,423

Off Balance Sheet and Other Related Party Transactions

As noted in Footnote 12 to the financial statements, the Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $30.2 million at December 31, 2004, down from $31.0 million one year earlier. Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $626.4 million, which was up from the $523.4 million outstanding one year earlier. The Company has an allowance for losses-unfunded commitments totaling $1,783,000 and $1,941,000 at December 31, 2004 and 2003, respectively, to cover losses inherent in its letter of credit accommodations and undisbursed loan commitments.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments.

As noted in Footnote 5 to the financial statements, the Company does make loans and leases to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms. These loans and leases totaled $8.7 million and $1.2 million at the end of 2004 and 2003, respectively.

INCOME STATEMENT ANALYSIS

Net Interest Income and Interest Rate Risk

Net Interest Income is the difference between interest and fees earned on all earning assets and interest paid on interest bearing liabilities. Net Interest Income for 2004 was $101.5 million, up from $95.5 million recorded in 2003 and $93.0 million in 2002. The components of net interest income change in response to both changes in rate, average balance and mix of both earning assets and liabilities. The following tables present an analysis of yields/rates, interest income and expense, and average balances for 2004, 2003, and 2002.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

	2004			2003			2004 Compared to 2003 Composition of Change
	Average	Interest Income/	Average Yield /	Average	Interest Income/	Average Yield /	Change Due To:		Total
(dollars in 000's)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	$1,310,842	$85,127	6.49%	$1,131,932	$80,372	7.10%	$12,161	$(7,406)	$4,755
Investment Securities	701,996	24,329	3.47%	640,888	24,040	3.75%	2,205	(1,916)	289
Fed Funds, Other	37,380	480	1.28%	84,421	828	0.98%	(533)	185	(348)
TOTAL EARNING ASSETS	$2,050,218	$109,936	5.36%	$1,857,241	$105,240	5.67%	$13,833	$(9,137)	$4,696
INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	$1,063,895	$2,565	0.24%	$938,720	$2,604	0.28%	$325	$(364)	$(39)
Time Deposits	399,806	5,691	1.42%	399,448	6,944	1.74%	5	(1,258)	(1,253)
Interest Bearing Deposits	1,463,701	8,256	0.56%	1,338,168	9,548	0.71%	330	(1,622)	(1,292)
Other Borrowings	4,401	194	4.41%	4,423	151	3.41%	(1)	44	43
TOTAL INTEREST BEARING LIABILITIES	1,468,102	8,450	0.58%	1,342,591	9,699	0.72%	329	(1,578)	(1,259)
NET INTEREST INCOME	$2,050,218	$101,486	4.95%	$1,857,241	$95,541	5.14%	$13,504	$(7,559)	$5,945

	2003			2002			2003 Compared to 2002 Composition of Change
	Average	Interest Income/	Average Yield /	Average	Interest Income/	Average Yield /	Change Due To:		Total
(dollars in 000's)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	$1,131,932	$80,372	7.10%	$1,109,245	$84,962	7.66%	$1,674	$(6,264)	$(4,590)
Investment Securities	640,888	24,040	3.75%	533,427	23,201	4.35%	4,352	(3,513)	839
Fed Funds, Other	84,421	828	0.98%	75,608	1,169	1.55%	111	(452)	(341)
TOTAL EARNING ASSETS	$1,857,241	$105,240	5.67%	$1,718,280	$109,332	6.36%	$6,138	$(10,230)	$(4,092)
INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	$938,720	$2,604	0.28%	$827,054	$4,894	0.59%	$485	$(2,775)	$(2,290)
Time Deposits	399,448	6,944	1.74%	418,536	11,275	2.69%	(423)	(3,908)	(4,331)
Interest Bearing Deposits	1,338,168	9,548	0.71%	1,245,590	16,169	1.30%	62	(6,683)	(6,621)
Other Borrowings	4,423	151	3.41%	7,595	212	2.79%	(98)	37	(61)
TOTAL INTEREST BEARING LIABILITIES	1,342,591	9,699	0.72%	1,253,185	16,381	1.31%	(36)	(6,646)	(6,682)
NET INTEREST INCOME	$1,857,241	$95,541	5.14%	$1,718,280	$92,951	5.41%	$6,174	$(3,584)	$2,590

During 2004 there was a $4.7 million increase in interest income along with a decrease of $1.2 million in interest expense compared to 2003. The resulting $5.9 million increase in net interest income for 2004 was a result of a number of dynamics affecting both average balance and interest rate considerations. First, the Company experienced an increase in its average earning assets outstanding of $193.0 million. The increase was primarily attributable to the net increase in average loans, which were up by $178.9 million, and to a lesser extent to an increase in average investments of $61.1 million. These increases were partially offset by a decrease in average federal funds sold of $47.0 million. Second, while the Company’s average interest bearing liabilities increased by $125.5 million, earning assets increased by a larger $193.0 million. Third, earning asset yields were somewhat lower in 2004 compared to the average for 2003 and liability costs did not drop as quickly.

During 2003 there was a $4.1 million decrease in interest income along with a decrease of $6.7 million in interest expense compared to 2002. The resulting $2.6 million increase in net interest income for 2003 was a result of a number of dynamics affecting both average balance and interest rate considerations. First, the Company experienced an increase in its average earning assets outstanding of $139.0 million. The increase was divided amongst a net increase in average loans of $22.7 million, an increase in average investments of $107.5 million and an increase in average federal funds sold of $8.8 million. Second, while the Company’s average interest bearing liabilities increased by $89.4 million, earning assets increased by a larger $139.0 million. The increases in earning assets and interest bearing liabilities are partly attributable to the acquisition of Ojai Valley Bank on October 31, 2003 which affected the averages of these categories (through the influence of their balances for the last two months of the year) in 2003 with no corresponding influence in 2002. Third, interest rates were lower in 2003 compared to the average for 2002. For example, the Prime Rate averaged 4.12% in 2003 compared to 4.68% in 2002.

The Bank expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges. A recent review as of the end of 2004 of the potential changes in the Bank’s net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +4.0% and -8.5% of the base case (rates unchanged) of $110.8 million. The Bank’s policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Bank’s net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

	Change From Base
Rates Down Very Significant	-8.5%
(Prime down to 3.50% over 6 months)
Rates Down Significant	-4.0%
(Prime down to 4.00% over 7 months)
Rates Down Modestly	-2.2%
(Prime down to 4.50% over 7 months)
Base Case—Rates Unchanged	—
(Prime unchanged at 5.25% over 12 months)
Rates Up Modestly	+0.	7%
(Prime up to 6.25% over 10 months)
Rates Up Aggressive	+2.	3%
(Prime up to 7.25% over 10 months)
Rates Up Very Aggressive	+4.	0%
(Prime up to 8.25% over 10 months)

Net interest income under the above scenarios is influenced by the characteristics of the Bank’s assets and liabilities. In the case of N.O.W., savings and money market deposits (total $1.083 billion) interest is based on rates set at the discretion of management ranging from 0.10% to 0.80%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Bank’s net interest income. Therefore the results of this analysis should not be relied upon as indicative of actual future results. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank’s relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, the Bank’s net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 4.95% to a high of 6.44% (not taxable equivalent). The Bank’s net interest margin in 2004 of 4.95% is at the low end of this range by historical standards, coming off the higher levels experienced in 2000 of 6.44%. This is a result of both the lower level of interest rates and the change in mix of earning assets (the Bank now has a smaller portion in loans vis-à-vis investment securities compared to 2000 when the margin was at its widest level). The net interest margin under the alternative scenarios ranges from 4.57% to 5.20%. Management feels this range of scenarios, while lower than historical standards, is consistent with current experience and interest rate levels, but no assurances can be given that actual future experience will fall within this range.

The Bank’s exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil. The Bank does not own any instruments within these markets.

Provision for Loan Losses

The Company made a provision to the allowance for loan losses of $600 thousand in 2002. In 2004 and 2003 however, it reduced the allowance for loan losses by $2.7 million and $969 thousand, respectively, through a benefit to the provision for loan losses. These actions reflected strong credit quality standards, consistent performance of the loan portfolio in recent years, improving trends in classified loans, improving trends in delinquencies and charge-offs, an improved outlook for the collection of the Company’s non accrual loans, and an improved outlook for economic activity in general. The need for additional provision for loan losses or for further benefit to the provision for loan losses in 2005 will be dependent upon Management’s on-going analysis of the adequacy of the allowance for loan losses. While Management believes the allowance to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

Non-Interest Income

Non-Interest Income for 2004 totaled $27.8 million compared to $29.1 million in 2003 and $24.3 million in 2002. Service charges on deposit accounts increased $0.9 million to $10.2 million in 2004 compared to 2003 following an increase of $0.3 million to $9.3 million in 2003 versus 2002. The increase in 2004 compared to 2003 primarily reflects the implementation of a new decision plan module for handling non-sufficient fund and overdraft accounts and the merger with Ojai Valley Bank. The increase in 2003 over 2002 reflects an increase in accounts and the merger with Ojai Valley Bank, but no significant increases in service charge rates.

Commissions, fees and other service charges decreased by $0.5 million in 2004 to $12.6 million. This followed an increase of $1.0 million in 2003 over 2002. The decrease in 2004 compared to 2003 related primarily to a drop in merchant processing income as a result of outsourcing this activity late in the year. The increase in 2003 related to several items including a $285 thousand increase in income from the Trust and Investment Division, a $228 thousand increase in mortgage loan processing fees, a $182 thousand increase in real estate loan servicing fees, a $173 thousand increase in debit card fees and a $114 thousand increase in ATM fees and surcharges. Management expects this category to decrease in 2005 as a result of outsourcing its Merchant Processing functions and receiving a payment which is net of expenses.

Gains on sales of securities increased to $475 thousand in 2004 following $40 thousand and $17 thousand gains in 2003 and 2002, respectively. The gain in 2004 reflected the acceptance of a tender offer for a $1.0 million block of corporate bonds held by the Bank resulting in a $352 thousand gain in the first quarter and the sale of an additional security (the put feature of which was no longer applicable) at a gain of $93 thousand in the third quarter.

The Gain on Sale of loans held for sale (single family mortgages) was $607 thousand in 2004 compared to $3.4 million in 2003 and $1.0 million in 2002. The higher levels in late 2002 and through much of 2003 reflected the large amount of mortgage refinance activity experienced as a result of the historically low mortgage interest rate levels.

All other sources of income were $3.9 million in 2004, compared to $3.3 million in 2003 and $2.4 million in 2002. The increase in 2004 is related to a $1.1 million gain on sale of OREO which was partially offset by declines in miscellaneous recoveries. The increase in 2003 was a one-time gain on the sale of bank property of $273 thousand and $578 thousand realized from the on-going commissions on the sale of property formerly owned by Mid Coast Land Company.

Non-Interest Expense

Total non-interest expense for 2004 was $79.3 million, following $74.7 million in 2003, and $70.9 million in 2002. Results in 2003 reflect two months of overhead created by the acquisition of Ojai Valley Bank followed by a full year in 2004. For the combined Mid-State and Ojai operation, expenses are estimated to be approximately $0.7 million annually lower than the sum of the two institutions on a stand alone basis. Savings have been realized due to reduced data processing costs, reduced salary and benefit costs, reduced directors fees, reduced insurance costs, and other similar savings.

Salaries and employee benefits increased to $41.8 million in 2004 compared to $39.2 million in 2003 and $36.5 million in 2002. The increase in 2004 was a result of including: 1) the addition of employees from the acquisition of Ojai Valley Bank resulting in approximately $0.9 million more salaries and benefits expense, 2) increases in the Company cost of health care coverage for employees and workers compensation premiums of approximately 198 thousand, and 3) the balance being regular salary increases. The increase in 2003 over 2002 reflected a $506 thousand increase in total salaries paid, along with a $2.1 million increase in employee benefit incentive expense reflecting both the improved performance of the Bank and enhancements made to the plan to remain competitive in recruiting, hiring and retaining the most qualified staff possible. Management considers containment of salaries and benefits costs in 2005 and beyond to be one of its top challenges. A number of factors are continuing to create unusually strong upward pressure on these costs, especially in the areas of medical benefits, workers compensation costs and competitive wages. Also, during the third quarter of 2005, the Company will implement a change in accounting for stock options which will require it to take a charge to benefits expense based on the grant date fair value of its stock option awards and the estimated number of awards that are expected to vest. The cost will be recognized over the period during which the employees are required to provide service in exchange for the awards—usually the vesting period. See Note 1 and Note 15 of the Notes to the Consolidated Financial Statements which follows in item 8 of this report. The Company is addressing these cost pressures by focusing on ways of becoming more efficient in its processes and using technology wherever possible to hold down staffing requirements.

Occupancy expense increased to $12.5 million in 2004 from $11.6 million in 2003 and $11.0 million in 2002. The increase in 2004 over 2003 reflects a $533 thousand dollar increase in depreciation expense resulting from new fixed assets put in service, a $123 thousand increase in rental expense (largely because of the new Ojai facilities) and other miscellaneous increases in maintenance, repairs and utilities. The increase in 2003 reflects primarily increases in facilities maintenance of $375 thousand, increases in facilities rents of $84 thousand and increases in depreciation expense of $139 thousand. The purchase of a new mainframe computer system during the middle of 2003 did not have a significant impact on depreciation costs because of the parallel reduction in depreciation expense from the retirement of the old system. The purchase of new item imaging equipment which is improving checking account processing and research capabilities for customers, along with improving the efficiency of the Bank, did have a modest impact on depreciation expense for the year.

Advertising and promotion expenditures were $4.0 million in 2004 following charges of $2.9 million in 2003 and $3.0 million in 2002. The increase in 2004 reflects a planned increase of $1.0 million in the Company’s marketing budget in support of 1) an expanded awareness campaign in the relatively new Ventura County market and 2) increased consumer loan sales efforts. The Company does not expect any major increases in its 2005 expenditures and anticipates they will approximate the 2004 levels.

General office expenditures were $4.0 million in 2004 following levels of $3.8 million in 2003 and $4.1 million in 2002. While this category of expenditure has been relatively flat in recent years, the small increase in 2004 reflects the recent Ojai acquisition. This category includes primarily charges for stationery and supplies, telephone expenses, and postage. Management does not expect any significant changes to this category in 2005.

Merchant processing and data processing charges were $5.2 million in 2004, $6.2 million in 2003 and $6.6 million in 2002. The decline in 2004 reflects the outsourcing of this function to an outside vendor late in the year. Management’s expectation for 2005 is that merchant processing and data processing expense will decrease as a result of outsourcing this function.

Professional services were $5.5 million in 2004 following $4.3 million in 2003 and $4.1 million in 2002. The increase in 2004 over 2003 reflects increased costs of $913 thousand for the Company’s outside accounting firm and its outsourced internal audit firm to comply with the Sarbanes-Oxley Act, Section 404 requirements pertaining to the effectiveness of internal control over financial reporting. The increase in 2003 over 2002 relates primarily to the utilization of outside consultants to develop enhancements to the Company’s retail banking sales efforts. Management expects that there will be a reduction of a portion of the Sarbanes-Oxley related costs in 2005, but that on an on-going basis there will be a permanent increase in these costs which is approximately half of the one-time costs in 2004.

Regulatory assessments (charges for FDIC assessments and DFI fees) have grown with the size of the Bank over the past three years at $498, $407, and $368 thousand in 2004, 2003, and 2002, respectively. This trend is likely to continue as the Bank grows.

Other operating expenses decreased to $5.8 million in 2004 from $6.2 million in 2003 and $5.3 million in 2002. The decrease in 2004 reflects a $328 thousand decrease in the provision for losses on unfunded commitments. The increase in 2003 compared to 2002 reflects an increase in the provision for losses on unfunded commitments, an increase in Other Real Estate Owned expense and an increase in interest charged off from prior periods on special assets.

Taxes

Book tax expense amounted to $17.5 million in 2004, $17.7 million in 2003, and $15.9 million in 2002. While the statutory tax rate of the Company is 42.05%, the actual rate accrued was 33.3%, 34.8%, and 34.7% in 2004, 2003, and 2002, respectively. The primary reason for the difference relates to the tax exempt income generated by the Company’s municipal bond portfolio. The small decline in the accrued rate in 2004 reflects a modest increase in municipal tax exempt income.

As described in Footnote No. 10 to the financial statements, the Company has deferred tax assets primarily related to the timing difference associated with charge-offs and provisions for losses on certain loans and with the timing difference on deferred compensation.

SUBSIDIARY ACTIVITY

Mid Coast Land Company

Mid Coast Land Company recorded a profit of $379 thousand in 2004 following $322 thousand in net income in 2003 and a loss of $72 thousand in 2002. The gain in 2004 and 2003 primarily relates to the on-going commissions on the sale of property formerly owned by Mid Coast Land Company. Management expects earnings to continue for several years as there are 97 lots remaining to be sold at the start of 2005 which are subject to the payment of these commissions. The loss in 2002 was related to the write-off of a note carried by the subsidiary to a developer for which no allowance had been provided based on the conditions of the loan prior to 2002. Mid Coast Land Company is no longer engaged in real estate development activity, having sold its final property which closed during the first quarter of 2003. It currently records residual activity resulting from prior years’ operations.

MSB Properties, Inc.

This wholly owned subsidiary was formed to engage in the specific business of acquiring, owning, and improving real property and tangible personal property which may be necessary or convenient for the operation or housing of the administrative departments and branch offices of the Bank. Incorporated under the laws of the State of California in May of 1968, it also allows for the ownership of property which may be reasonably necessary for future expansion of the Bank’s business, or which is otherwise reasonably related to the conduct of the Bank’s business, pursuant to Section 752 of the Financial Code of the State of California.

Earnings for this subsidiary consist primarily of rental income from the Bank’s offices and administrative center coupled with a minor amount of rental income from non-bank tenants and interest earnings on its cash assets. Leases are written with market terms and at market rates. Expenses are principally interest on mortgages, depreciation of leasehold improvements, general maintenance and utilities expense. The affairs of the subsidiary are managed by Bank employees and as such this subsidiary has no paid staff members.

Earnings for MSB Properties have remained relatively unchanged over the years with net earnings after-tax of $1.2 million, $1.4 million, and $1.3 million, in 2004, 2003 and 2002, respectively. The subsidiary benefited from a one-time pre-tax gain of $273 thousand in 2003 from the sale of a property.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as, disclosures included elsewhere in this Form 10-K, are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. Management believes that the most significant subjective judgements that it is required to make include the following:

•       Allowance for losses.   Management reviews the adequacy of the allowance and also employs an independent third party loan review group to, among other things, review the adequacy of the allowance and make recommendations. Management, as necessary, adjusts the allowance for loan losses and the allowance for losses—unfunded commitments, on a regular basis. These adjustments are made through a charge to expense or a benefit in the provision for loan losses on the income statement. The allowance is also examined annually by one or more of the Bank’s regulatory bodies including the FDIC and DFI. The need for additional provision for loan losses in 2005, or a benefit to the provision for loan losses, will be dependent upon Management’s on-going analysis of the adequacy of the allowance for losses. While Management believes it to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

•       Fair Value.   Where applicable, the Company is required by Generally Accepted Accounting Principles (“GAAP”) to disclose the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. Also, the fair value calculated on collateral supporting the Bank’s extensions of credit (e.g.—appraisals on the property securing real estate loans) can have a significant effect on the determination of the adequacy of the allowance for losses noted above. Wherever possible, fair value used by the Company equals quoted market price, as for example with its investment securities portfolio, if available. If it is not available, fair value is estimated by the Company using quoted market prices for similar assets. Fair value of other instruments involves discounting future cash flows using current market rates for instruments with similar maturity and credit characteristics. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

•       Taxes.   The Company estimates its quarterly effective income tax rate based upon a variety of factors, including, but not limited to, the expected revenues for the year and the product mix of revenue, and the ratio of permanent differences to total revenue. Any changes to the estimated rate are made prospectively in accordance with APB 28 “Interim Financial Reporting”. Additionally, a valuation allowance, which was zero at December 31, 2004 and 2003, provides for deferred taxes that are not anticipated to be offset by taxable income projected for the next 12 months. A valuation allowance is based on estimates by Management which can change over time.

•       Goodwill and Core Deposit Intangibles.   The Company is required by GAAP to perform an annual impairment analysis of the amount of Goodwill showing on its Consolidated Statement of Financial Position. The methodology utilized in this analysis is described under “Goodwill and Core Deposit Intangibles” earlier in this Managements Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Certain information concerning market risk is contained in the Notes to the Consolidated Financial Statements which are included in Item 8 of this Report and in Management Discussion and Analysis of Financial Condition and Results of Operations which is included in Item 7 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting also includes controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ JAMES W. LOKEY	/s/ JAMES G. STATHOS
James W. Lokey	James G. Stathos
President	Executive Vice President
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mid-State Bancshares:

We have completed an integrated audit of Mid-State Bancshares’ 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mid-State Bancshares and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control— Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of Mid-State Bancshares’ internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated

Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Los Angeles, California
March 15, 2005

Consolidated Statements of Financial Position
(amounts in 000’s except share amounts)

	December 31,
	2004	2003
Assets
CASH AND DUE FROM BANKS	$112,669	$123,763
FEDERAL FUNDS SOLD	6,000	47,500
SECURITIES AVAILABLE FOR SALE	644,817	774,679
LOANS HELD FOR SALE	12,988	13,410
LOANS, net	1,408,095	1,138,869
PREMISES AND EQUIPMENT, net	24,946	26,325
ACCRUED INTEREST RECEIVABLE	11,918	12,174
OTHER REAL ESTATE OWNED	—	3,428
GOODWILL	47,840	47,840
CORE DEPOSIT INTANGIBLES, net	7,732	9,107
OTHER ASSETS	19,082	11,737
TOTAL ASSETS	$2,296,087	$2,208,832
Liabilities
DEPOSITS:
Demand deposits	$517,139	$487,624
Savings, money market and NOW accounts	1,083,139	1,024,207
Time deposits—$100,000 or more	166,295	155,548
Time deposits—Under $100,000	227,972	245,052
Total Deposits	1,994,545	1,912,431
OTHER BORROWINGS	6,582	7,627
ALLOWANCE FOR LOSSES—UNFUNDED COMMITMENTS	1,783	1,941
ACCRUED INTEREST PAYABLE & OTHER LIABILITIES	18,550	14,279
TOTAL LIABILITIES	2,021,460	1,936,278
Commitments and Contingencies (Note 12)
Capital Accounts
CAPITAL STOCK, NO PAR VALUE:
Authorized—100,000,000 shares Outstanding—23,099,159 shares in 2004 and 23,567,478 in 2003	61,439	75,506
UNDIVIDED PROFITS	206,328	184,771
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES OF $4,573 IN 2004 AND $8,200 IN 2003	6,860	12,277
TOTAL CAPITAL ACCOUNTS	274,627	272,554
TOTAL LIABILITIES & CAPITAL ACCOUNTS	$2,296,087	$2,208,832

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Income
(amounts in 000’s except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Interest Income:
Interest and fees on loans and leases	$85,127	$80,372	$84,962
Interest on securities:
U.S. Treasury securities	974	1,012	1,281
U.S. Government agencies and corporations	8,553	8,809	8,888
Obligations of states and political subdivisions, other	14,802	14,219	13,032
Interest on federal funds sold	480	828	1,169
TOTAL INTEREST INCOME	109,936	105,240	109,332
Interest Expense:
Interest on deposits	8,256	9,548	16,169
Interest on other borrowings	194	151	212
TOTAL INTEREST EXPENSE	8,450	9,699	16,381
Net Interest Income	101,486	95,541	92,951
(Benefit)/Provision for loan losses	(2,700)	(969)	600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	104,186	96,510	92,351
Other Income:
Service charges on deposit accounts	10,164	9,254	8,909
Commissions, fees and other service charges	12,577	13,064	12,031
Gains on sale of securities	475	40	17
Gain on sale of loans held for sale	607	3,385	1,011
Other income	3,941	3,316	2,353
TOTAL OTHER INCOME	27,764	29,059	24,321
Other Expenses:
Salaries & employee benefits	41,779	39,156	36,537
Occupancy expenses	12,509	11,572	10,954
Advertising & promotion	3,955	2,938	2,989
General office	4,017	3,832	4,141
Merchant processing and data processing fees	5,197	6,207	6,554
Professional services	5,525	4,342	4,114
Regulatory assessments	498	407	368
Other operating expenses	5,814	6,237	5,268
TOTAL OTHER EXPENSES	79,294	74,691	70,925
Income before taxes	52,656	50,878	45,747
Tax expense	17,547	17,714	15,892
NET INCOME	35,109	$33,164	$29,855
Earnings per share:
—Basic	$1.50	$1.41	$1.25
—Diluted	$1.47	$1.40	$1.20
Average shares used in earnings per share calculation:
—Basic	23,422	23,443	23,962
—Diluted	23,897	23,762	24,837

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Comprehensive Income
(amounts in 000’s)

	Year Ended December 31,
	2004	2003	2002
NET INCOME	$35,109	$33,164	$29,855
Other Comprehensive Income Before Taxes:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during year	(8,568)	(1,547)	11,378
Reclassification adjustment for gains included in net income	(475)	(40)	(17)
Other comprehensive (loss) income, before tax	(9,043)	(1,587)	11,361
Income tax (benefit) expense	(3,626)	(626)	4,545
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES	(5,417)	(961)	6,816
TOTAL COMPREHENSIVE INCOME	$29,692	$32,203	$36,671

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of
Changes in Capital Accounts
(amounts in 000’s except share amounts)

				Accumulated
				Other
	Number of	Capital	Undivided	Comprehensive
	Shares	Stock	Profits	Income (Loss)	Total
BALANCE, December 31, 2001	24,088,633	84,872	143,257	6,422	234,551
Cash dividend	—	—	(9,803)	—	(9,803)
Exercise of stock options	85,866	1,102	—	—	1,102
Net income	—	—	29,855	—	29,855
Change in net unrealized gain on available for sale securities, net of taxes of $4,545	—	—	—	6,816	6,816
Stock repurchased	(477,264)	(8,386)	—	—	(8,386)
BALANCE, December 31, 2002	23,697,235	$77,588	$163,309	$13,238	$254,135
Cash dividend	—	—	(11,702)	—	(11,702)
Exercise of stock options	172,096	2,284	—	—	2,284
Shares issued in connection with merger	498,153	11,846	—	—	11,846
Net income	—	—	33,164	—	33,164
Change in net unrealized gain on available for sale securities, net of taxes of $(626)	—	—	—	(961)	(961)
Stock repurchased	(800,006)	(16,212)	—	—	(16,212)
BALANCE, December 31, 2003	23,567,478	$75,506	$184,771	$12,277	$272,554
Cash dividend	—	—	(13,552)	—	(13,552)
Exercise of stock options	190,548	2,579	—	—	2,579
Net income	—	—	35,109	—	35,109
Change in net unrealized gain on available for sale securities, net of taxes of $(3,626)	—	—	—	(5,417)	(5,417)
Stock repurchased	(658,867)	(16,646)	—	—	(16,646)
BALANCE, December 31, 2004	23,099,159	$61,439	$206,328	$6,860	$274,627

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows
(amounts in 000’s)

	Year Ended December 31,
	2004	2003	2002
Operating Activities:
Net Income	$35,109	$33,164	$29,855
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	5,044	4,511	4,372
Amortization of originated mortgage servicing rights	459	804	307
Amortization of investment security premiums, net	5,120	4,204	4,019
Amortization of deferred loan fees	(163)	687	(78)
Amortization of intangible assets	1,375	1,121	1,072
(Gain) loss on sale of investments	(475)	(40)	(17)
Originations of loans held for sale	(77,218)	(222,486)	(156,606)
Proceeds from sales of loans held for sale	78,247	235,021	148,661
Gain on sale of other real estate owned	(1,084)	—	—
Gain on sale of loans held for sale	(607)	(3,385)	(1,011)
(Benefit)/Provision for credit losses	(2,700)	(969)	600
Deferred tax (benefit) charge	(765)	1,814	(738)
Increase in other intangibles	—	—	(901)
Decrease (increase) in accrued interest	256	(485)	(636)
(Increase) decrease in other assets	(4,176)	(2,938)	3,845
Increase (decrease) in accrued interest payable and other liabilities	4,882	(1,257)	(1,307)
Net cash provided by operating activities	43,304	49,766	31,437
Investing Activities:
Proceeds from sales and maturities of securities	160,631	137,567	112,811
Purchases of securities	(44,463)	(275,591)	(263,089)
Net (increase) decrease in loans	(266,363)	(41,427)	46,323
Receipts from real estate investments, net of advances	4,512)	—	(6)
Cash acquired in acquisition, net of cash used	—	9,959	—
Purchases of premises and equipment	(3,670)	(5,265)	(3,878)
Proceeds from sales of premises and equipment	5	10	15
Net cash used in investing activities	(149,348)	(174,747)	(107,824)
Financing Activities:
Net increase in deposits	82,114	180,684	68,781
Net decrease in other borrowings	(1,045)	(3,346)	(6,741)
Cash dividend paid	(13,552)	(11,702)	(9,803)
Proceeds from exercise of stock options	2,579	2,284	1,102
Purchase of bank stock for retirement	(16,646)	(16,212)	(8,386)
Net cash provided by financing activities	53,450	151,708	44,953)
(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(52,594)	26,727	(31,434)
CASH AND CASH EQUIVALENTS, beginning of year	171,263	144,536	175,970
CASH AND CASH EQUIVALENTS, end of year	$118,669	$171,263	$144,536

Consolidated Statements of Cash Flows (Continued)
(amounts in 000’s)

	Year Ended December 31,
	2004	2003	2002
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$8,237	$9,424	$16,678
Taxes on income, net	15,006	19,136	15,265
Transfers from loans to other real estate owned	—	3,279	—
ACQUISITIONS
Fair value of tangible assets acquired	$—	$87,484	$—
Fair value of core deposit intangible acquired	—	2,727	—
Goodwill created in acquisition	—	14,392	—
Liabilities assumed	—	(79,592)	—
Acquisition price, including direct costs	—	25,011	—
Less:
Common stock issued	—	(11,846)	—
Amounts payable to shareholders and other accruals	—	(203)	—
Cash paid	—	(12,962)	—
Cash acquired	—	22,921	—
Cash acquired, net of cash paid	$—	$9,959	$—

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. Summary of Significant Accounting Policies

The accounting and reporting policies of Mid-State Bancshares and subsidiary (the “Company”) conform with accounting principles generally accepted in the United States (GAAP) and general practice within the banking industry. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are descriptions of the more significant accounting policies of the Company.

Consolidation:   The consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary, Mid-State Bank & Trust, (the “Bank”) which includes Mid-State Bank & Trust’s wholly owned subsidiaries, Mid Coast Land Company and MSB Properties. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Significant Group Concentrations of Credit Risk:   Most of the Company’s activities are with customers located within the three counties of San Luis Obispo, Santa Barbara and Ventura in California. Note 4 below discusses the types of securities that the Company invests in. Note 5 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents:   For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and securities purchased under agreements to resell, all of which mature within ninety days.

Securities:   Securities for which the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity securities. Securities which are purchased principally for the purpose of selling them in the near term for a gain are classified as trading securities. Securities not classified as held-to-maturity or trading are classified as available for sale. The Company holds no securities that should be classified as trading securities or held-to-maturity securities. Securities classified as available for sale are reported on the consolidated statements of financial position as of December 31, 2004 and 2003, at their market value. The net unrealized gains or losses for these securities are reported, net of related taxes, in the statements of comprehensive income for the years ended December 31, 2004, 2003 and 2002 and as a separate component of the capital accounts for the years ended December 31, 2004 and 2003.

In connection with the merger with Ojai Valley Bank (see Note 2 below), Mid-State Bancshares’ classified approximately $28.7 million of securities as Available for Sale which were previously categorized as Held to Maturity on Ojai Valley Bank’s Statement of Financial Position. These actions were taken in conformance with Mid-State Bancshares’ overall asset/liability and investment management policy and are permitted under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1. Summary of Significant Accounting Policies (Continued)

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

Loans:   Loans are stated at face amount, less payments collected and net deferred loan fees. Income is accrued daily as earned. Loan origination costs are netted against loan fees collected and the net amount is deferred in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” and amortized into income over the expected life of the loan. The allowance for loan losses, which is based on estimates, is maintained at a level considered adequate to provide for losses that are considered to be inherent in the portfolio. Ultimate losses may vary from the current estimates. Management reviews these estimates periodically, considers the borrower’s financial status, current economic conditions, historical loan loss experience and other factors. As adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

In determining income recognition on loans, generally no interest is recognized with respect to loans on which a default of interest or principal has occurred for a period of 90 days or more. Consumer loans are typically charged-off when they are 90 days or more past due. Other types of loans are placed on non-accrual status when management believes that the borrower’s financial condition, after giving consideration to economic and business conditions and collection efforts, is such that the presumption of collectibility of interest no longer is prudent. When a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed from income. Loans on non-accrual are charged off, or partially charged off, when collection of all, or a portion of, principal is considered doubtful. Payments received on non accrual loans are applied to principal unless the loan has had a partial charge off in which case payment is applied as a recovery to the allowance for loan losses. Once a loan is on non-accrual, it is generally not returned to accrual status until 1) all past due principal and interest payments have been paid, 2) there has been a demonstrated ability to make payments for 6 to 12 months, and 3) there is sufficient collateral supporting the loan.

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

Goodwill:   The amounts presented on the Company’s consolidated statements of financial position represents the excess of acquisition prices paid over and above the fair market value of net assets acquired. In accordance with the terms of SFAS No. 142, on an annual basis, the Company tests its Goodwill for impairment. Goodwill is entirely attributable to the Company’s community banking segment, and because the fair market value of Mid-State Bancshares’ equity is a safe proxy for the fair market value of the community banking segment, the Company compares its fair market value of equity to its book value. This

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1. Summary of Significant Accounting Policies (Continued)

difference is compared to Goodwill. Provided the excess of fair market value to book value is above the Goodwill amount, there is no impairment of Goodwill.

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

Accounting for Income Taxes:   Deferred income tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred asset or liability from period to period. The Company estimates its quarterly effective income tax rate based upon a variety of factors, including, but not limited to, the expected revenues for the year and the product mix of revenue, and the ratio of permanent differences to total revenue. Any changes to the estimated rate are made prospectively in accordance with APB 28 “Interim Financial Reporting”. Additionally, Management makes estimates as to the amount of reserves, if any, that are necessary for known tax exposures.

Stock Option Plan:   The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for grants under the Plan. Consistent with the methods of SFAS No. 123, pro-forma compensation expense for the Plan is determined based on the fair value at the grant date. Fair values were estimated using the Black-Scholes option-pricing model and pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied, are disclosed in Note 15.

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

In January of 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and ii) the equity investors lack an essential characteristic of a controlling financial interest. FIN No. 46 was initially effective for all financial statements issued on or after February 1, 2003, but

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1. Summary of Significant Accounting Policies (Continued)

subsequently the adoption date was deferred to January 1, 2004. The adoption of FIN No. 46 did not have a material impact on the Company’s results of operations and financial position.

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

In June 2004, the Emerging Issues Task Force of the FASB issued guidance on its Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance made recommendations regarding unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” .” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The guidance for evaluating whether an investment is other-than-temporarily impaired was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures were to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. On September 30, 2004, the FASB Board directed the issuance of FASB Staff Position (FSP) EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” The proposed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1. Summary of Significant Accounting Policies (Continued)

FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of issue Issue 03-1. The FASB asked constituents to comment on whether the application guidance with respect to “minor impairments” should also be applied to securities analyzed for impairment under paragraphs 10-15 of Issue 03-1. Based on comment letters received, the FASB decided to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 as it further considers whether application guidance is necessary for all securities analyzed for impairment. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a. The adoption of EITF Issue No. 03-1 is not expected to have a material impact on the Company’s results of operations and financial position.

The FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” in December 2004. The revised Statement is SFAS No. 123R (revised 2004), “Share-Based Payment” and it will supercede APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. It is effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The Statement requires that the Company measures the cost of employee services received in exchange for an award of equity instruments (share based payment awards) based on the grant date fair value of the award and the estimated number of awards that are expected to vest. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award—usually the vesting period. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The Company currently applies APB Opinion No. 25, in accounting for its Plan. Accordingly, no compensation expense has been recognized for grants under the Plan. Pro forma disclosures of net income and earnings per share are however disclosed in Note 15. The Company expects to adopt the revised Statement for the third quarter of 2005 and expects it will have a material effect on its Consolidated Statements of Income, Comprehensive Income and Changes in Capital Accounts.

2. Merger

Ojai Valley Bank

On October 31, 2003, Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust acquired 100 percent of the outstanding common stock of Ojai Valley Bank. The results of Ojai Valley Bank’s operations have been included in the consolidated financial statements since that date. Ojai Valley Bank was a community bank that served the communities of Ojai and Oak View in Ventura County. The merger gives Mid-State Bank & Trust two new offices in Ventura County.

The aggregate purchase price was $25.0 million, including $11.8 million in cash paid to Ojai Valley Bank shareholders, $11.8 million in Mid-State Bancshares’ common stock issued and $1.3 million for other merger related expenses. The value of the 498,153 shares issued was determined based on the average closing market price of Mid-State Bancshares’ common stock over the twenty consecutive trading days that Mid-State Bancshares’ stock traded ending October 24, 2003. The average price of Mid-State Bancshares’ stock over that period was $23.78. The merger was accounted for utilizing the purchase method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

2. Merger (Continued)

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

	(Unaudited) For the Year Ended December 31,
	2003	2002
Pro Forma Interest and Non Interest Income:
Combined Mid-State Bancshares and Ojai Valley Bank	$138,789	$139,043
Pro Forma Net Income:
Combined Mid-State Bancshares and Ojai Valley Bank	$32,728	$30,637
Pro Forma Earnings Per Share—Basic	$1.37	$1.25
Pro Forma Earnings Per Share—Diluted	$1.35	$1.21

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, October 31, 2003 (in 000’s).

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

3. Cash Reserves

The average reserve balances required to be maintained by the Federal Reserve Bank were approximately $24.8 million and $13.1 million at December 31, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

4. Securities

A summary of investment securities owned is as follows:

December 31, 2004

		Gross	Gross
(amounts in 000’s)	Cost	Unrealized	Unrealized	Market
Securities Available For Sale	Basis	Gains	Losses	Value
U.S. Treasury securities	$25,630	$5	$(148)	$25,487
Securities of U.S. government agencies and corporations	217,028	796	(1,170)	216,654
Mortgage backed securities	8,824	650	(57)	9,417
Obligations of states and political subdivisions	365,821	11,604	(387)	377,038
Other investments	16,081	141	(1)	16,221
TOTAL	$633,384	$13,196	$(1,763)	$644,817

December 31, 2003

		Gross	Gross
(amounts in 000’s)	Cost	Unrealized	Unrealized	Market
Securities Available For Sale	Basis	Gains	Losses	Value
U.S. Treasury securities	$83,397	$289	$(84)	$83,602
Securities of U.S. government agencies and corporations	287,224	4,716	(503)	291,437
Mortgage backed securities	7,126	620	—	7,746
Obligations of states and political subdivisions	362,332	15,333	(559)	377,106
Other investments	14,123	665	—	14,788
TOTAL	$754,202	$21,623	$(1,146)	$774,679

The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004:

	Less than 12 months		12 months or more		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(amounts in 000’s)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$24,978	$(148)	$—	$—	$24,978	$(148)
Securities of U.S. government agencies and corporations	130,049	(1,170)	—	—	130,049	(1,170)
Mortgage backed securities	1,763	(57)	—	—	1,763	(57)
Obligations of states and political subdivisions	35,693	(142)	3,830	(245)	39,523	(387)
Other investments	2,012	(1)	—	—	2,012	(1)
TOTAL	$194,495	$(1,518)	$3,830	$(245)	$198,325	$(1,763)

All of the unrealized losses identified in the table above are primarily attributable to changes in general interest rate levels and are not considered to be other than temporary impairment. The unrealized losses are not the result of any deteriorating financial conditions or near term prospects of the underlying issuers and Management believes that it has the intent and ability to either retain these investment securities to allow for the eventual recovery in market value or to hold them until maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

4. Securities (Continued)

Securities having a fair value of $106,354,000 and $102,828,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from maturities, calls, partial pay-downs and/or sales of securities were $160,631,000, $137,567,000, and $112,811,000 for the years ended 2004, 2003, and 2002, respectively. Gross gains of $485,000, $46,000, and $27,000 and gross losses of $10,000, $6,000, and $10,000 were realized on that activity for the years ended 2004, 2003, and 2002, respectively.

The amortized cost and market value of securities at December 31, 2004 and 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available For Sale
(dollars in 000’s)	Cost	Market
December 31, 2004	Basis	Value
Due in one year or less	$127,629	$128,025
Due after one year to five years	304,579	310,386
Due after five years to ten years	191,278	196,500
Due after ten years	9,898	9,906
Total	$633,384	$644,817

	Cost	Market
December 31, 2003	Basis	Value
Due in one year or less	$121,094	$123,056
Due after one year to five years	422,199	479,947
Due after five years to ten years	208,102	169,315
Due after ten years	2,807	2,361
Total	$754,202	$774,679

5. Loans and Allowance for Loan Losses

The loan portfolio consists of the following:

	December 31,
(dollars in 000’s)	2004	2003
Construction and development loans	$229,569	$241,238
Real estate loans	761,947	568,486
Home equity credit lines	160,050	91,016
Installment loans	19,206	25,635
Cash reserve	3,607	7,492
Agricultural production	40,256	33,313
Commercial, other	211,251	191,907
	1,425,886	1,159,087
Less allowance for loan losses	(13,799)	(16,063)
Less deferred loan fees, net	(3,992)	(4,155)
TOTAL LOAN PORTFOLIO	$1,408,095	$1,138,869

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

5. Loans and Allowance for Loan Losses (Continued)

At December 31, 2004, $1,151,566,000 of the Bank’s portfolio was collateralized by various forms of real estate. The Company attempts to reduce its concentration of credit risk by making loans, which are diversified by project type and geographic locations throughout the Central Coast of California. While management of the Company believes that the collateral presently securing this portfolio is adequate, there can be no assurances that a deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on non-accrual status totaled $10,700,000 and $12,312,000 at December 31, 2004 and 2003, respectively. The bank had no loans past due 90 days or more and still accruing interest at December 31, 2004 and 2003. If interest income on non-accrual loans had been recorded as originally scheduled, approximately $1,308,710, $1,731,761, and $1,103,794 of additional interest income would have been recorded for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, there was no interest income which was recognized for loans on non-accrual during 2004, 2003, or 2002.

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on non-accrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest from other loans in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired. Certain impaired loans are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as non-accrual and $73,102, $629,093 and $401,277 in interest was recognized from these loans during 2004, 2003 and 2002, respectively.

The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) the expected future cash flows discounted at the effective interest rate; (2) the loan’s observable market price, if available from a secondary market; or (3) by valuing the underlying collateral if the loan is collateral dependent. A valuation allowance is computed as any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan, as determined by one of the above methods, exceeds the recorded investment in the loan, a valuation allowance for the loan is not established. The following table discloses information about impaired loans and their related allowance.

	December 31,
(dollars in 000’s)	2004	2003
Loans identified as impaired at year end	$10,778	$20,107
Impaired loans for which a valuation allowance has been determined	9,381	10,490
Amount of valuation allowance	4,462	2,164
Impaired loans for which no valuation allowance was determined necessary	1,398	9,617

The average amount of the recorded investment in impaired loans during the years ended December 31, 2004, 2003 and 2002 was approximately $12,914,000, $19,304,000 and $10,937,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

5. Loans and Allowance for Loan Losses (Continued)

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

The allowance for loan losses is netted against loans on the Statements of Financial Position for December 31, 2004 and 2003. A summary of the changes in the allowance account is as follows:

	December 31,
(dollars in 000’s)	2004	2003	2002
Balance at beginning of year:
Allowance for loan losses	$16,063	$17,370	$19,073
Allowance for losses—unfunded commitments	1,941	1,771	1,586
Total allowance for losses at beginning of year	18,004	19,141	$20,659
(Reductions in) additions to the allowance for loan losses (credited to) charged to expense	(2,700)	(969)	600
Provision for losses—unfunded commitments charged to expense	(158)	170	—
Loans charged off	(940)	(1,894)	(2,838)
Recoveries of loans previously charged off	1,376	1,165	720
Adjustment—Acquired through Merger	—	391	—
TOTAL ALLOWANCE FOR LOSSES—END OF YEAR	$15,582	$18,004	$19,141

(dollars in 000’s)
Allowance for loan losses	$13,799	$16,063	$17,370
Allowance for losses—unfunded commitments	1,783	1,941	1,771
TOTAL ALLOWANCE FOR LOSSES—END OF YEAR	$15,582	$18,004	$19,141

An analysis of loans and leases to directors and executive officers is as follows:

	December 31,
(dollars in 000’s)	2004	2003
Balance, at beginning of year	$1,246	$1,189
Additional loans and leases made	7,817	180
Payments received and other adjustments	(319)	(123)
BALANCE AT END OF YEAR	$8,744	$1,246

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

5. Loans and Allowance for Loan Losses (Continued)

These loans were made in the ordinary course of the Bank’s business and, in management’s opinion, were made at prevailing rates and terms. In addition, there were un-funded commitments to loan up to an additional $5,395,000 in extensions of credit to directors and executive officers at year-end.

6. Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
(dollars in 000’s)	2004	2003
Land	$7,595	$7,035
Buildings	31,307	29,097
Furniture and equipment	26,890	24,877
Construction and equipment purchases in progress	444	2,560
	66,236	63,569
Less—Accumulated depreciation and amortization	(41,290)	(37,244)
TOTAL PREMISES AND EQUIPMENT	$24,946	$26,325

Depreciation and amortization included in occupancy expenses was $5,044,000, $4,511,000, and $4,372,000 in 2004, 2003 and 2002, respectively, based on the following estimated useful lives:

Buildings	20-40 years
Furniture and equipment	3-20 years

Total rental expense for banking premises was $1,985,000, $1,864,000, and $1,548,000, in 2004, 2003 and 2002, respectively. As of December 31, 2004 the approximate minimum future lease rentals payable under non-cancelable lease contracts for bank premises were as follows (dollars in 000’s):

Year
2005	$1,892
2006	1,830
2007	1,733
2008	1,478
2009	1,353
Thereafter	4,137
TOTAL LEASE COMMITMENTS	$12,423

7. Goodwill and Core Deposit Intangible Assets

In 2003, additional Goodwill in the amount of $14.4 million was created as a result of the merger with Ojai Valley Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

7. Goodwill and Core Deposit Intangible Assets (Continued)

The following table presents net income and basic and diluted earnings per common share, adjusted to reflect results as if the non-amortization provisions of SFAS 142 had not been in effect for the periods presented (dollars in 000’s).

	2004	2003	2002
Net Income:
Reported net income	$35,109	$33,164	$29,855
Less: Amortization of Goodwill, net of taxes	(3,189)	(2,390)	(2,279)
Adjusted Net Income	$31,920	$30,774	27,576
Basic earnings per share:
Reported basic earnings per share	$1.50	$1.41	$1.25
Less: Amortization of Goodwill, net of taxes	(0.14)	(0.10)	(0.10)
Adjusted basic earnings per share	$1.36	$1.31	$1.15
Diluted earnings per share:
Reported diluted earnings per share	$1.47	$1.40	$1.20
Less: Amortization of Goodwill, net of taxes	(0.13)	(0.10)	(0.09)
Adjusted diluted earnings per share	$1.34	$1.30	$1.11

The following is a summary of the Company’s core deposit intangible assets. Figures are in thousands.

	Dec. 31, 2004			Dec. 31, 2003
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core Deposit Intangible	$11,596	($3,864)	$7,732	$11,596	($2,489)	$9,107

The aggregate amount of amortization expense of the core deposit intangible assets is as follows ($ in 000’s):

	2004	2003	2002
Amortization of Core Deposit Intangible	$1,375	$1,122	$1,072

The projected amortization expense for the core deposit intangible assets, assuming no further acquisitions or dispositions, or adjustments to current amortization rates, is approximately $1.4 million per year over the next five years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

8. Disclosures about Fair Value of Financial Instruments (Continued)

Fair values of financial instruments depict the market’s assessment of the present value of net future cash flows directly or indirectly embodied in them, discounted to reflect both current interest rates and the market’s assessment of the risk that the cash flows will not occur. The information about fair value is said to better enable investors, creditors, and other users to assess the consequences of an entity’s investment and financing strategies, that is, to assess its performance.

There are several factors which users of these financial statements should consider. First, there are uncertainties inherent in the process of estimating the fair value of financial instruments. Secondly, the statement covers financial instruments only, not other assets like premises and equipment, the fair value of which might differ significantly from the amounts at which they are carried in an entity’s financial statements. Thirdly, the Company must exclude from its estimate of the fair value of deposit liabilities any consideration of its ongoing customer relationships which provide stable sources of investable funds. Lastly, these disclosures do not address means of evaluating an entity’s performance in areas other than the management of financial instruments; for example, the ability to generate non-interest income and the control of non-interest expense. For these reasons, users are advised not to regard the disclosure of the fair market value of financial instruments as in any way equivalent to a valuation of the Company as a whole.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

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

Commitments to Extend Credit and Letters of Credit

Commitments to extend credit and letters of credit are written at current market rates. The Company does not anticipate any interest rate or credit factors that would affect the fair value of commitments or letters of credit outstanding at December 31, 2004.

Accrued Interest Payable

For accrued interest payable, the carrying amount is a reasonable estimate of fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
(dollars in 000’s)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$112,669	$112,669	$123,763	$123,763
Fed funds sold	6,000	6,000	47,500	47,500
Investment securities	644,817	644,817	774,679	774,679
Loans held for sale	12,988	13,118	13,410	13,545
Loans, net	1,408,095	1,366,160	1,138,869	1,153,972
Accrued interest receivable	11,918	11,918	12,174	12,174
Financial liabilities:
Deposits	1,994,545	1,991,371	1,912,431	1,908,307
Other borrowings	6,582	6,582	7,627	7,627
Accrued interest payable	293	293	274	274

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

9. Deposits

Deposits are insured up to $100,000 per member by the Federal Deposit Insurance Corporation (FDIC). The following is a breakdown by type and maturity at year-end of the Bank’s deposits:

December 31, 2004

	No Contractual	Three Months	After 3 Months,	After
(dollars in 000’s)	Maturity	or Less	to 12 Months	One Year	Total
Demand Deposits	$517,139	$—	$—	$—	$517,139
Savings, Money Market and NOW Accounts	1,083,139	—	—	—	1,083,139
Time Deposits—$100,000 or more	—	83,331	69,017	13,947	166,295
Time Deposits—Under $100,000	—	84,477	103,005	40,490	227,972
Total	$1,600,278	$167,808	$172,022	$54,437	$1,994,545

December 31, 2003

	No Contractual	Three Months	After 3 Months	After
(dollars in 000’s)	Maturity	or Less	to 12 Months	One Year	Total
Demand Deposits	$487,624	$—	$—	$—	$487,624
Savings, Money Market and NOW Accounts	1,024,207	—	—	—	1,024,207
Time Deposits—$100,000 or more	—	81,167	63,161	11,220	155,548
Time Deposits—Under $100,000	—	91,818	114,936	38,298	245,052
Total	$1,511,831	$172,985	$178,097	$49,518	$1,912,431

10. Income Taxes

The current and deferred amounts of the provision for taxes in the years ended December 31, were:

(dollars in 000’s)	2004	2003	2002
Federal:
Current	$12,395	$10,942	$10,937
Deferred	(553)	1,285	613
Total Federal Taxes	11,842	12,227	11,550
State:
Current	5,917	4,958	5,693
Deferred	(212)	529	(1,351)
Total State Taxes	5,705	5,487	4,342
TOTAL FEDERAL AND STATE TAX EXPENSE	$17,547	$17,714	$15,892

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

10. Income Taxes (Continued)

The provision for taxes on income differed from the amounts computed using the federal statutory rate of 35 percent as follows:

(dollars in 000’s)	2004	2003	2002
Tax expense at federal statutory tax rate	$18,429	$17,807	$16,012
State income tax expense, net of federal benefit	3,709	3,567	2,791
Tax savings from exempt investment and loan income	(4,542)	(3,880)	(3,030)
Other, net	(49)	220	119
TOTAL TAX EXPENSE	$17,547	$17,714	$15,892

The principal items giving rise to changes in deferred taxes were:

(dollars in 000’s)	2004	2003	2002
Allowance for loan losses	$826	$409	$86
Real estate joint ventures	(56)	(53)	20
Deferred compensation	(61)	5	153
State income taxes	(256)	91	(1,503)
Capital loss carryforward	—	—	248
Reversal of valuation allowance	—	—	(248)
Depreciation	(1,608)	1,011	(611)
Securities—discount accretion	(170)	(153)	(136)
Accrued liabilities and other, net	296	279	1,063
Accrued compensation	167	(9)	125
Credit carryovers	97	128	65
Purchase accounting adjustments	—	2,077	—
TOTAL DEFERRED TAXES	$(765)	$3,785	$(738)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

10. Income Taxes (Continued)

As of December 31, the deferred tax assets and liabilities, which include the deferred tax asset acquired in the Americorp transaction, are as follows:

(dollars in 000’s)	2004	2003	2002
Assets:
Allowance for loan losses	$6,618	$7,444	$7,853
Gain on loan workouts	167	167	167
Deferred compensation	2,314	2,253	2,257
Merger related expenses	226	226	226
State income taxes	1,613	1,357	1,449
Depreciation and amortization	381	—	—
Securities—discount accretion	470	299	147
Accrued compensation	—	115	107
Credit carryovers	930	1,027	1,155
Total Assets	12,719	12,888	13,361
Liabilities:
Real estate joint ventures	(563)	(619)	(672)
Depreciation and amortization	—	(1,227)	(216)
Accrued Compensation	(52)	—	—
Mark-to-market adjustment	(293)	(293)	(293)
Accrued liabilities and other, net	(993)	(696)	(419)
Purchase accounting adjustments	(2,077)	(2,077)	—
Total Liabilities	(3,978)	(4,912)	(1,600)
Valuation Allowance	—	—	—
Net deferred tax asset before tax effect of unrealized gain on securities available for sale	8,741	7,976	11,761
Tax effect of unrealized gain on securities available for sale	(4,573)	(8,200)	(8,826)
DEFERRED TAX ASSET, NET	$4,168	$(224)	$2,935

The net deferred tax asset above is included in Other Assets on the Consolidated Statements of Financial Position. As of December 31, 2004, the Company has State tax credit carryforwards of $930,000 for financial reporting purposes. There are no alternative minimum tax credit carryforwards for tax purposes. As of December 31, 2004, Management of the Company has determined that the net deferred tax asset meets the realizability standards of SFAS No. 109 and as such, no valuation allowance is required as of that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

11. Other Borrowings

The Company had obtained first trust deed mortgage financing for properties and investments that they own. Mortgages payable totaled $0 and $31,000 at December 31, 2004 and 2003, respectively. Other borrowings also include borrowings under the Treasury Tax and Loan note account of $4,582,000 and $5,595,000 at December 31, 2004 and 2003, respectively. Federal Home Loan borrowings remained at $2,000,000 for both 2004 and 2003.

The Company has unused commitments to borrow Federal Funds from certain correspondent banks and unused borrowing lines from the Federal Home Loan Bank. As of December 31, 2004 and 2003, these combined unused lines amounted to $109,791,000 and $103,669,000, respectively. The Company has not had to borrow under any of these commitments in either 2004 or 2003.

12. Commitments and Contingencies

At December 31, 2004 and 2003, the Company was contingently liable for letter of credit accommodations made to its customers totaling $30,176,000 and $31,022,000, respectively. At December 31, 2004 and 2003, the Company also had undisbursed loan commitments in the amount of $626,353,000 and $523,444,000, respectively.

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

The Company is involved in litigation of a routine nature which is being handled and defended in the ordinary course of the Company’s business. In the opinion of management, based in part on the advice of legal counsel, the resolution of this litigation will not have a material impact on the Company’s financial condition or results of operations.

13. Earnings Per Share

Earnings per share (EPS) have been computed in 2004, 2003 and 2002, based on the weighted average number of shares outstanding each year of 23,422,000, 23,443,000, and 23,962,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

13. Earnings Per Share (Continued)

The following is a reconciliation of the numerators and denominators used in the calculation of basic EPS and diluted EPS for the years ended December 31.

		Weighted
		Average Shares
(figures in 000’s except per share data)	Earnings	Outstanding	EPS
2004
Basic Earnings Per Share:
Net Income available to Common Stockholders	$35,109	23,422	$1.50
Effect of Dilutive Securities:
Stock Options		475
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$35,109	23,897	$1.47
2003
Basic Earnings Per Share:
Net Income available to Common Stockholders	$33,164	23,443	$1.41
Effect of Dilutive Securities:
Stock Options		319
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$33,164	23,762	$1.40
2002
Basic Earnings Per Share:
Net Income available to Common Stockholders	$29,855	23,962	$1.25
Effect of Dilutive Securities:
Stock Options		875
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$29,855	24,837	$1.20

14. Capital Accounts

The Company declared cash dividends during 2004 of $13,552,000. The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of (1) the bank’s undivided profits or (2) the bank’s net income for its last three fiscal years less the amount of any distributions made by the bank during such period. Based on these restrictions in the California Financial Code, the Bank can make additional cash dividends totaling $29,995,000 at December 31, 2004 to the Company.

15. Stock Options

Options are granted at a price not less than the fair market value of the stock at the grant date. Options are exercisable and expire as determined by the Board of Directors. However, options expire no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

15. Stock Options (Continued)

later than ten years from the date of grant. The Plan provides for issuance of up to 3,000,000 shares of common stock and is subject to termination as determined by the Board of Directors. As of December 31, 2004, 2,086,917 shares are currently under option. The shares are exercisable at prices ranging from $5.38 to $30.61. There were 190,548 shares exercised during 2004 and 172,096 and 85,866 shares exercised in 2003 and 2002, respectively.

The Bank applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for grants under the Plan. Consistent with the methods of SFAS No. 123, pro-forma compensation expense for the Plan is determined based on the fair value at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yields ranging from 1.83% to 2.58%, expected volatility of 25%, risk-free interest rates ranging from 2.66% to 3.93% and expected lives of five years. The Bank’s net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been reduced to pro forma amounts indicated below:

(dollars in 000’s except per share data)	2004	2003	2002
Net income to common shareholders:
As reported	$35,109	$33,164	$29,855
Pro forma	$33,010	$31,546	$28,432
Net income per common and common share equivalent:
Basic earnings per share:
As reported	$1.50	$1.41	$1.25
Pro forma	$1.41	$1.35	$1.19
Diluted earnings per share:
As reported	$1.47	$1.40	$1.20
Pro forma	$1.38	$1.33	$1.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

15. Stock Options (Continued)

A summary of the Company’s stock options as of December 31, 2004, 2003 and 2002, and changes during the periods then ended, is presented below:

		Weighted
		Average
		Exercise	Per Share
	Options	Price	Price Ranges
2004
Outstanding at Beginning of Year	1,900,267	$15.65	$5.375-$25.79
Granted during Year	423,652	$25.87	$21.73-$30.61
Exercised/Forfeited during Year	(237,002)	$14.91	$5.375-$25.71
Outstanding at End of Year	2,086,917	$17.81	$5.375-$30.61
Exercisable at End of Year	1,191,986	$15.36	$5.375-$25.79
Range of Expiration Dates	7/10/2008 to12/15/2014
Shares Available for Future Grant	207,743
2003
Outstanding at Beginning of Year	1,877,866	$15.03	$5.375-$20.05
Granted during Year	257,413	$18.61	$16.90-$25.79
Exercised/Forfeited during Year	(235,012)	$13.94	$5.375-$18.21
Outstanding at End of Year	1,900,267	$15.65	$5.375-$25.79
Exercisable at End of Year	1,120,705	$14.82	$5.375-$20.05
2002
Outstanding at Beginning of Year	1,871,514	$14.69	$5.375-$18.00
Granted during Year	238,529	$17.19	$14.50-$20.05
Exercised/Forfeited during Year	(232,177)	$14.53	$5.375-$18.00
Outstanding at End of Year	1,877,866	$15.03	$5.375-$20.05
Exercisable at End of Year	982,570	$14.31	$5.375-$18.00

A summary of the Company’s stock options outstanding and exercisable as of December 31, 2004 by price range is presented below:

	Total	Weighted Average
	Amount	Remaining	Weighted Average	Amount	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Years	Exercise Price	Exercisable	Exercise Price
$3.061 - $6.122	38,568	1.5	$5.375	38,568	$5.375
$6.123 - $9.183	—	—	—	—	—
$9.184 - $12.244	12,000	5.3	$12.125	9,600	$12.125
$12.245 - $15.305	673,069	4.7	$14.477	571,785	$14.514
$15.306 - $18.366	879,782	6.0	$16.856	555,033	$16.796
$18.367 - $21.427	28,800	7.8	$19.314	8,800	$19.159
$21.428 - $24.488	81,000	9.2	$22.752	5,200	$22.749
$24.489 - $27.549	319,698	9.4	$25.767	3,000	$25.731
$27.550 - $30.610	54,000	9.9	$29.873	—	—
Total	2,086,917	6.3	$17.814	1,191,986	$15.360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

16. Employee Benefits

The Company offers a combination qualified profit sharing plan (the “Profit Sharing Plan”) and a savings and retirement plan designed to comply with Internal Revenue Service Code Section 401(k) (the “401(k) Plan”) to substantially all employees. The Company’s contributions to the Profit Sharing and 401(k) Plans for the years ended December 31, 2004, 2003, and 2002 were $2,842,000, $2,665,000, and $2,291,000, respectively.

A bonus is paid to selected employees who exceed certain goals under formulas established at the start of the year. Included in employee benefits expense for 2004, 2003 and 2002 was a charge of $2,400,000, $3,400,000, and $1,772,000, respectively, which was accrued during those years and paid in the following year under the Incentive Reward System. Employees receiving bonuses under this program in 2004 ranged from 0.70% of their salary to as much as 31.6% of their salary.

The Company has postretirement obligations to certain of the former employees of acquired institutions. The liability for these obligations is included within Other Liabilities on the consolidated statement of financial position and amounted to $1,371,000 and $1,319,000 at December 31, 2004 and 2003, respectively. The amount of employee benefit expense accrued under these obligations amounted to $145,000, $61,000 and $44,000 in 2004, 2003, and 2002, respectively. Generally, these obligations amount to a fixed payment to these individuals for 10 to 15 years upon reaching their defined retirement age.

17. Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 2004, the latest regulatory examinations indicated that, Mid-State Bancshares and Mid-State Bank & Trust were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Mid-State Bancshares and Mid-State Bank & Trust must maintain minimum total risk-based, Tier One risk-based and Tier One Leverage ratios as set forth in the following table. There are no conditions or events that Management believes have changed Mid-State

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

17. Regulatory Matters (Continued)

Bancshares’ and Mid-State Bank & Trust’s category. The actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the following table:

			To be Considered		To be Considered
			Adequately Capitalized		Well Capitalized
			For Capital		For Capital
	Actual		Adequacy Purposes		Adequacy Purposes
(dollars in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid-State Bancshares—Consolidated:
As of December 31, 2004:
Total Capital
(to Risk Weighted Assets)	$227,549	13.0%	$140,209	8.0%	$175,261	10.0%
Tier One Capital
(to Risk Weighted Assets)	$211,967	12.1%	$70,105	4.0%	$105,157	6.0%
Tier One Capital
(to Average Assets)	$211,967	9.3%	$90,983	4.0%	$113,728	5.0%
As of December 31, 2003:
Total Capital
(to Risk Weighted Assets)	$221,118	15.0%	$118,119	8.0%	$147,648	10.0%
Tier One Capital
(to Risk Weighted Assets)	$203,114	13.8%	$59,059	4.0%	$88,589	6.0%
Tier One Capital
(to Average Assets)	$203,114	9.6%	$84,562	4.0%	$105,702	5.0%
Mid-State Bank & Trust—Only:
As of December 31, 2004:
Total Capital
(to Risk Weighted Assets)	$225,921	12.9%	$140,209	8.0%	$175,261	10.0%
Tier One Capital
(to Risk Weighted Assets)	$210,339	12.0%	$70,104	4.0%	$105,157	6.0%
Tier One Capital
(to Average Assets)	$210,339	9.2%	$91,018	4.0%	$113,772	5.0%
As of December 31, 2003:
Total Capital
(to Risk Weighted Assets)	$217,268	14.7%	$118,119	8.0%	$147,648	10.0%
Tier One Capital
(to Risk Weighted Assets)	$199,264	13.5%	$59,059	4.0%	$88,589	6.0%
Tier One Capital
(to Average Assets)	$199,264	9.4%	$84,578	4.0%	$105,723	5.0%

18. Reportable Business Segments

Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

18. Reportable Business Segments (Continued)

within the company for making operating decisions and assessing performance. Presently, the Company is segregated into three reportable business segments, Community Banking, Mid Coast Land Company and Trust Services.

The Community Banking business segment consists of commercial and retail banking. This segment is managed as a single strategic unit that derives its revenues from a wide range of banking services, including lending and investing activities, acceptance of demand, savings, and time deposits, and mortgage servicing. As previously noted, Mid Coast Land Company engages in real estate investment activities. Trust Services provides custody services, investment management and trust-related services such as trustee for trust accounts, estate settlement services, guardianships and conservatorships.

Below is a summary statement of income and certain selected financial data for each of the three years ended December 31, 2004. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments which may influence relative results, most notably, allocations of various types of overhead and administrative costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

	Community Banking			Mid Coast Land Company			Trust Services
(dollars in 000’s)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Interest Income	$109,936	$105,239	$109,318	$—	$1	$14	$—	$—	$—
Interest Expense	8,450	9,699	16,381	—	—	—	—	—	—
Net Interest Income	101,486	95,540	92,937	—	1	14	—	—	—
(Benefit) Provision	(2,700)	(969)	600	—	—	—	—	—	—
Non Interest Income	26,153	27,715	23,872	682	678	68	929	666	381
Non Interest Expense	78,391	73,735	70,110	27	123	206	876	833	609
Pre-Tax Income	$51,948	$50,489	$46,099	$655	$556	$(124)	$53	$(167)	$(228)
Ending Total Assets
(in millions)	$2,285	$2,199	$1,925	$11	$10	$10	$—	$—	$—

	Mid-State Bancshares
	2004	2003	2002
Interest Income	$109,936	$105,240	$109,332
Interest Expense	8,450	9,699	16,381
Net Interest Income	101,486	95,541	92,951
(Benefit) Provision	(2,700)	(969)	600
Non Interest Income	27,764	29,059	24,321
Non Interest Expense	79,294	74,691	70,925
Pre-Tax Income	$52,656	$50,878	$45,747
Ending Assets (in millions)	$2,296	$2,209	$1,935

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

19. Quarterly Financial Data

The following table presents condensed consolidated statements of income for each of the quarters covering the past two years (unaudited—in 000’s):

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Interest Income	$26,237	$26,620	$28,236	$28,843	$109,936
Interest Expense	2,076	1,990	2,083	2,301	8,450
Net Interest Income	24,161	24,630	26,153	26,542	101,486
Provision for loan losses	—	(2,700)	—	—	(2,700)
Non-interest income	7,000	7,910	7,250	5,604	27,764
Non-interest expense	19,694	20,877	20,265	18,458	79,294
Income before taxes	11,467	14,363	13,138	13,688	52,656
Taxes	3,802	4,990	4,465	4,290	17,547
Net Income	$7,665	$9,373	$8,673	$9,398	$35,109
Earnings Per Share:
—Basic	$0.33	$0.40	$0.37	$0.41	$1.50
—Diluted	$0.32	$0.39	$0.36	$0.40	$1.47

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Interest Income	$25,865	$26,207	$26,643	$26,525	$105,240
Interest Expense	2,834	2,568	2,157	2,140	9,699
Net Interest Income	23,031	23,639	24,486	24,385	95,541
Provision for loan losses	110	150	—	(1,229)	(969)
Non-interest income	6,914	7,484	7,838	6,823	29,059
Non-interest expense	18,375	18,026	18,589	19,701	74,691
Income before taxes	11,460	12,947	13,735	12,736	50,878
Taxes	4,017	4,587	4,760	4,350	17,714
Net Income	$7,443	$8,360	$8,975	$8,386	$33,164
Earnings Per Share:
—Basic	$0.32	$0.36	$0.39	$0.36	$1.41
—Diluted	$0.30	$0.34	$0.37	$0.35	$1.40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

20. Parent Company Financial Information

Condensed financial information of Mid-State Bancshares (parent only) follows:

Condensed Balance Sheets

	December 31,
(dollars in 000’s)	2004	2003
ASSETS
Cash	$1,292	$3,317
Investment in Mid-State Bank & Trust	276,694	271,767
Other Assets	5	—
Total Assets	$277,991	$275,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend Payable	$3,696	$3,062
Accrued Liabilities	(331)	(532)
Total Liabilities	3,365	2,530
Stockholders’ Equity	274,626	272,554
Total Liabilities and Stockholders’ Equity	$277,991	$275,084

Condensed Income Statements

	December 31,
	2004	2003	2002
Equity in earnings of subsidiaries:
Undistributed	$10,345	$7,348	$13,589
Dividends	25,222	26,245	16,607
Operating Expenses	(789)	(739)	(563)
Income Tax Benefit	331	310	222
Net Income	$35,109	$33,164	$29,855

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

20. Parent Company Financial Information (Continued)

Condensed Statements of Cash Flows

	December 31,
	2004	2003	2002
Cash flows from operation activities:
Net Income	$35,109	$33,164	$29,855
Adjustments to reconcile net income to net cash provided by operating activities:
Net undistributed earnings of Bank	(10,345)	(7,348)	(13,589)
Net change in accrued liabilities	201	(310)	(48)
Net change in other assets	(5)	—	5
Net cash provided by operating activities	24,960	25,506	16,223
Net Cash Flow from Investing Activities	—	—	—
Net Cash Flows from Financing Activities:
Proceeds from stock options	2,579	2,284	1,102
Payment to purchase common stock	(16,646)	(16,212)	(8,386)
Dividends paid by parent	(12,918)	(11,246)	(9,607)
Other	—	—	—
Net cash used in financing activities	(26,985)	(25,174)	(16,891)
Net Increase (Decrease) in Cash	(2,025)	332	(668)
Cash, beginning of year	3,317	2,985	3,653
Cash, at end of year	$1,292	$3,317	$2,985

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the year ended December 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 (e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended December 31, 2004, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

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

In connection with our SOX 404 compliance efforts, we have invested significant resources in documenting, analyzing and testing our internal controls. As necessary, we have taken, and currently continue to take actions to remediate control gaps identified including additional information technology controls, improved segregation of duties, predominantly in our smaller departments, further formalization of our controllership guide, extensive training on generally accepted accounting principles and internal controls and enhanced monitoring controls. We are committed to ongoing assessments of our controls and their effectiveness, the results of which will be reported to our shareholders.

Additionally, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s report on internal control over financial reporting is set forth on page 50 of Item 8 of  this report on Form 10-K, and is incorporated herein by reference. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent, registered public accounting firm, as stated in its report, which is set forth on page 51 of Item 8 of this Form 10-K and is also  incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Code of Conduct

The Board has adopted a comprehensive code of conduct reflecting its policies. Our code of conduct is published on the Investor Information section of our website at www.midstatebank.com. Any change to or waiver of the code of conduct (other than technical, administrative, and other non-substantive changes) will be posted on our website or reported on a Form 8-K filed with the Securities and Exchange Commission. While the Board may consider a waiver for an executive officer or director, we do not expect to grant such waivers.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          Exhibits:

Sequentially
Exhibit		Numbered
Number	Index to Exhibits	Pages
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws of Registrant(2)
4.1	Specimen Certificate evidencing shares of Mid-State Bancshares Common Stock(3)
10.1	Mid-State Bancshares 1996 Stock Option Plan, form of Stock Option Agreement and form of Substitute Stock Option Agreement, as amended(4)
10.2	Deferred Compensation Plan, and as further amended on January 9, 2002(6)
10.3	Profit Sharing and Salary Deferral 401(K) Plan(5)
10.4	Change in Control Agreement for Carrol R. Pruett, as amended(6)
10.5	Change in Control Agreement for James G. Stathos(6)
10.6	Change in Control Agreement for James W. Lokey(6)
10.7	2001 Deferred Compensation Plan(6)
10.8	Change in Control Agreement for Harry H. Sackrider(7)
21	Subsidiary of Mid-State Bancshares—Mid-State Bank & Trust is the only subsidiary
23.1	Consent of Accountants—PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)          Filed as part of the Registrant’s Form 10-K for the year ended December 31, 1998.

(2)          Filed as an exhibit to Registrant’s Registration Statement (File No. 333-16952) filed on November 27, 1996.

(3)          Filed as part of the Registrant’s Registration Statement on Form S-4 (File No. 333-48181) filed on March 18, 1998.

(4)          As filed by Registrant on Form S-8 (File No. 333-38584) on June 5, 2000.

(6)          Filed as part of the Registrant’s Form 10-K for the year ended December 31, 2001.

(5)          Filed as part of the Registrant’s Form 10-K for the year ended December 31, 1998.

(6)          Filed as part of the Registrant’s Form 10-K for the year ended December 31, 2001.

(7)          Filed as part of the Registrant’s Form 10-K for the year ended December 31, 2002.

(b)          Schedules:

Not Applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-STATE BANCHSARES
By:	/s/ JAMES W. LOKEY
JAMES W. LOKEY
President and Chief Executive Officer
[Principal Executive Officer]
Dated:	March 15, 2005

By	/s/ JAMES G. STATHOS
JAMES G. STATHOS
Executive Vice President
and Chief Financial Officer
[Principal Financial and Accounting Officer]
Dated:	March 15, 2005

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Bank and in the capacities and on the dates indicated.

Dated:
/s/ CARROL R. PRUETT	Chairman of the Board	March 15, 2005
CARROL R. PRUETT
/s/ GEORGE H. ANDREWS	Director	March 15, 2005
GEORGE H. ANDREWS
/s/ TRUDI CAREY	Director	March 15, 2005
TRUDI CAREY
/s/ DARYL L. FLOOD	Director	March 15, 2005
DARYL L. FLOOD
/s/ H. EDWARD HERON	Director	March 15, 2005
H. EDWARD HERON
/s/ ROBERT J. LAGOMARSINO	Director	March 15, 2005
ROBERT J. LAGOMARSINO
/s/ JAMES W. LOKEY	Director	March 15, 2005
JAMES W. LOKEY
/s/ STEPHEN P. MAGUIRE	Director	March 15, 2005
STEPHEN P. MAGUIRE
/s/ MICHAEL L. MINER	Director	March 15, 2005
MICHAEL L. MINER
/s/ GREGORY R. MORRIS	Director	March 15, 2005
GREGORY R. MORRIS
/s/ ALAN RAINS	Director	March 15, 2005
ALAN RAINS
/s/ WILLIAM L. SNELLING	Director	March 15, 2005
WILLIAM L. SNELLING

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Accountants—PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002