Form 10-Q
period 2005-03-31
MID-STATE BANCSHARES
filed 2005-05-09
CIK 1027324

United States

Securities and Exchange Commission

Washington, D.C. 20429

FORM 10-Q

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2005.

☐    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from               N/A               to               N/A               .

Commission File Number 000-23925

MID-STATE BANCSHARES

(Exact name of registrant as specified in its charter)

California	77-0442667
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1026 Grand Ave. Arroyo Grande, CA	93420-0580
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number:     (805) 473-7700

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

Number of shares of common stock of the Company outstanding as of  May 4, 2005:  22,904,839 shares.

Mid-State Bancshares

March 31, 2005

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Mid-State Bancshares

Consolidated Statements of Financial Position

(Unaudited - figures in 000’s)

ASSETS	March 31, 2005	Dec. 31, 2004	March 31, 2004
Cash and Due From Banks	$127,861	$112,669	$123,672
Fed Funds Sold	4,000	6,000	—
Securities Available For Sale	624,634	644,817	749,708
Loans Held for Sale	9,927	12,988	10,712
Loans, net of unearned income	1,456,091	1,421,894	1,240,325
Allowance for Loan Losses	(13,630)	(13,799)	(16,584)
Net Loans	1,442,461	1,408,095	1,223,741

Premises and Equipment, Net	24,525	24,946	25,733
Accrued Interest Receivable	13,044	11,918	13,649
Other Real Estate Owned	—	—	3,428
Goodwill	47,840	47,840	47,840
Core Deposit Intangibles, net	7,388	7,732	8,763
Other Assets	20,501	19,082	11,421
Total Assets	$2,322,181	$2,296,087	$2,218,667

LIABILITIES AND EQUITY
Non Interest Bearing Demand	$526,597	$517,139	$480,652
NOW Accounts, Money Market and Savings Deposits	1,076,531	1,083,139	1,031,023
Time Deposits Under $100	229,080	227,972	240,423
Time Deposits $100 or more	173,124	166,295	164,462
Total Deposits	2,005,332	1,994,545	1,916,560
Other Borrowings	23,621	6,582	4,886
Allowance for Losses — Unfunded Commitments	1,624	1,783	1,867
Accrued Interest Payable and Other Liabilities	21,228	18,550	17,072
Total Liabilities	2,051,805	2,021,460	1,940,385
Commitments and Contingencies

Shareholders’ Equity:
Common Stock and Surplus (Shares outstanding of 22,949, 23,099 and 23,586, respectively)	56,805	61,439	75,673
Retained Earnings	211,924	206,328	189,135
Accumulated Other Comprehensive Income net of taxes of $1,098, $4,573 and $8,983, respectively	1,647	6,860	13,474
Total Equity	270,376	274,627	278,282
Total Liabilities and Equity	$2,322,181	$2,296,087	$2,218,667

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Income

(Unaudited - figures in 000’s except earnings per share data)

	Three Month Period
	Ended March 31,
	2005	2004
Interest Income:
Interest and fees on loans	$23,941	$19,718
Interest on investment securities -
U.S. Treasury securities	111	416
U.S. Government agencies and corporations	1,573	2,331
Obligations of states and political Subdivisions and other securities	3,730	3,686
Interest on fed funds sold and other	127	86
Total Interest Income	29,482	26,237
Interest Expense:
Interest on NOW, money market and savings	724	592
Interest on time deposits less than $100	1,023	899
Interest on time deposits of $100 or more	781	504
Interest other	185	81
Total Interest Expense	2,713	2,076
Net Interest Income before provision	26,769	24,161
Less: Provision for loan losses	—	—
Net Interest Income after provision	26,769	24,161
Other Operating Income:
Service charges and fees	2,345	2,553
Commissions, fees and other service charges	2,169	3,150
Gains on sale of securities	8	373
Gain on sale of loans held for sale	99	145
Other non-interest income	774	779
Total Other Operating Income	5,395	7,000
Other Operating Expense:
Salaries and employee benefits	10,988	10,717
Occupancy and furniture	2,952	3,112
Other operating expenses	4,395	5,865
Total Other Operating Expense	18,335	19,694
Income Before Taxes	13,829	11,467
Provision for income taxes	4,739	3,802
Net Income	$9,090	$7,665
Earnings per share:
— basic	$0.39	$0.33
— diluted	$0.39	$0.32
Dividends per share	$0.16	$0.14
Average shares used in earnings per share calculations:
— basic	23,019	23,570
— diluted	23,557	24,045

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Comprehensive Income

(Unaudited - figures in 000’s)

	Three Month Period
	Ended March 31,
	2005	2004
Net Income	$9,090	$7,665

Other Comprehensive Income Before Taxes:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during period	(8,680)	2,353
Reclassification adjustment for net (gains) included in net income	(8)	(373)
Other comprehensive (loss) income, before tax	(8,688)	1,980
Income tax (credit) expense related to items in comprehensive income	(3,475)	783
Other Comprehensive (Loss) Income, Net of Taxes	(5,213)	1,197
Total Comprehensive Income	$3,877	$8,862

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Changes in Capital Accounts

(Unaudited - figures in 000’s except share amounts)

				Accumulated
				Other
	Number of	Capital	Undivided	Comprehensive
	Shares	Stock	Profits	Income (Loss)	Total

BALANCE, December 31, 2004	23,099,159	$61,439	$206,328	$6,860	$274,627
Cash dividend	—	—	(3,672)	—	(3,672)
Exercise of stock options	43,162	653	—	—	653
Tax Benefit from exercise of options	—	—	178	—	178
Net income	—	—	9,090	—	9,090
Change in net unrealized gain on available for sale securities, net of taxes of ($3,475)	—	—	—	(5,213)	(5,213)
Stock repurchased	(193,770)	(5,287)	—	—	(5,287)

BALANCE, March 31, 2005	22,948,551	$56,805	$211,924	$1,647	$270,376

BALANCE, December 31, 2003	23,567,478	$75,506	$184,771	$12,277	$272,554
Cash dividend	—	—	(3,301)	—	(3,301)
Exercise of stock options	19,592	190	—	—	190
Tax Benefit from exercise of options	—	—	—	—	—
Net income	—	—	7,665	—	7,665
Change in net unrealized gain on available for sale securities, net of taxes of $783	—	—	—	1,197	1,197
Stock repurchased	(862)	(23)	—	—	(23)

BALANCE, March 31, 2004	23,586,208	$75,673	$189,135	$13,474	$278,282

Mid-State Bancshares

Consolidated Statements of Cash Flows

(Unaudited - figures in 000’s)

	Three Month Period
	Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net Income	$9,090	$7,665
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	—
Depreciation and amortization	1,414	1,159
Net amortization of prem./discounts-investments	947	1,046
Gain on sale of loans held for sale	(99)	(145)
Net decrease (increase) in loans held for sale	3,160	2,843
Change in deferred loan fees	(23)	(381)
Changes in assets and liabilities:
Accrued interest receivable	(1,126)	(1,475)
Core deposit intangible	344	344
Other assets, net	2,054	(482)
Other liabilities	2,519	2,719
Net cash provided by operating activities	18,280	13,293
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments	47,101	27,136
Purchases of investments	(36,552)	(1,216)
(Increase) Decrease in loans	(34,343)	(84,491)
Receipt from investments in real estate	—	—
Purchases of premises and equipment, net	(993)	(567)
Net cash (used in) investing activities	(24,787)	(59,138)
FINANCING ACTIVITIES
Increase in deposits	10,787	4,129
Decrease in short-term borrowings	17,039	(2,741)
Exercise of stock options	832	190
Cash dividends paid	(3,672)	(3,301)
Retirement of company stock	(5,287)	(23)
Net cash (used in) provided by financing activities	19,699	(1,746)

(Decrease) increase in cash and cash equivalents	13,192	(47,591)
Cash and cash equivalents, beginning of period	118,669	171,263

Cash and cash equivalents, end of period	$131,861	$123,672
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,545	$2,355
Cash paid during the period for taxes on income	2,457	—

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Notes to Consolidated Financial Statements

(Information with respect to interim periods is unaudited)

NOTE A — BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

The accompanying consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust and the Bank’s subsidiaries, MSB Properties and Mid-Coast Land Company (collectively the “Company,” “Bank” or “Mid-State”).  All significant inter-company transactions have been eliminated in consolidation.  These consolidated financial statements should be read in conjunction with the Form 10-K Annual Report for the year ended December 31, 2004 of Mid-State Bancshares.  A summary of the Company’s significant accounting policies is set forth in the Notes to Consolidated Financial Statements contained therein.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with the accounting policies reflected in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004.  They do not, however, include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

NOTE B — EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute Earnings Per Share (“EPS”).  Figures are in thousands, except earnings per share data.

	Three Month Period Ended			Three Month Period Ended
	March 31, 2005			March 31, 2004
	Net Income	Shares	EPS	Net Income	Shares	EPS
Net Income as reported	$9,090			$7,665

Basic Earnings Per Share:
Income available to Common Shareholders	$9,090	23,019	$0.39	$7,665	23,570	$0.33

Effect of dilutive securities:
Stock Options		538			475

Diluted Earnings Per Share:
Income available to Common Shareholders	$9,090	23,557	$0.39	$7,665	24,045	$0.32

NOTE C — RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) issued guidance on its Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The guidance made recommendations regarding unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.”  The guidance for evaluating whether an investment is other-than-temporarily impaired was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  The disclosures were to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124.  On September 30, 2004, the FASB Board directed the issuance of FASB Staff Position (FSP) EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.”  The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of issue Issue 03-1.  The FASB asked constituents to comment on whether the application guidance with respect to “minor impairments” should also be applied to securities analyzed for impairment under paragraphs 10-15 of Issue 03-1.  Based on comment letters received, the FASB decided to delay the effective date for the measurement and recognition guidance contained in paragraphs 10 - 20 of Issue 03-1 as it further considers whether application guidance is necessary for all securities analyzed for impairment.  The delay of the effective date for paragraphs 10 - 20 of Issue 03-1 will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a.  The adoption of EITF Issue No. 03-1 is not expected to have a material impact on the Company’s results of operations and financial position.

The FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” in December 2004.  The revised Statement is SFAS No. 123R (revised 2004), “Share-Based Payment” and it will supercede APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  It is to be effective for the Company as of the beginning of the first annual reporting period that begins after June 15, 2005.  The Statement requires that the Company measures the cost of employee services received in exchange for an award of equity instruments (share based payment awards) based on the grant date fair value of the award and the estimated number of awards that are expected to vest.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period.  Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.  The Company currently applies APB Opinion No. 25, in accounting for its Plan.  Accordingly, no compensation expense has been recognized for grants under the Plan.  Pro forma disclosures of net income and earnings per share are however disclosed in Note 15 of the Company’s Annual Report on Form 10K.  The Company expects to adopt the revised Statement for the first quarter of 2006 and expects it will have a material effect on its Consolidated Statements of Income, Comprehensive Income and Changes in Capital Accounts.

NOTE D — CORE DEPOSIT INTANGIBLES, NET

The following is a summary of the Company’s core deposit intangibles.  Figures are in thousands (unaudited).

	March 31, 2005			March 31, 2004
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core Deposit Intangible	$11,596	$(4,208)	$7,388	$11,596	$(2,833)	$8,763

	Dec. 31, 2004
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core Deposit Intangible	$11,596	$(3,864)	$7,732

Aggregate Amortization Expense of Core Deposit Intangibles ($ in 000’s):

	Three Month Period
	Ended March 31,
	2005	2004
Amortization of Core Deposit Intangible	$344	$344

The amortization expense for core deposit intangibles is included within other operating expenses on the consolidated statements of income.  The projected  amortization  expense  for  core deposit intangibles,  assuming no further  acquisitions or dispositions or changes in amortization rates, is approximately $1.4 million per year over the next five years.

NOTE E — STOCK OPTIONS

At March 31, 2005, the Company had one stock option plan which is described more fully in Note 15 in the Company’s 2004 Annual Report on Form 10-K.  The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months ended March 31.  The assumptions utilized in calculating the stock-based compensation expense determined under the intrinsic value based method were generally the same at March 31, 2005 and 2004 as they were at year-end.

(dollars in 000’s except per share amounts)	2005	2004
Net income, as reported	$9,090	$7,665
Deduct: Total stock-based compensation expense determined under the intrinsic value based method for all awards, net of related taxes of 419 and 329	(579)	(454)

Proforma net income	$8,511	$7,211

Basic income per share, as reported	$0.39	$0.33
Proforma basic income per share	$0.37	$0.31

Diluted income per share, as reported	$0.39	$0.32
Proforma diluted income per share	$0.36	$0.30

NOTE F — SECURITIES

The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2005.

	Less than 12 months		12 months or more		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(amounts in 000’s)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$15,362	$(226)	$—	$—	$15,362	$(226)
Securities of U.S. government agencies and corporations	152,845	(1,920)	—	—	152,845	(1,920)
Mortgage backed securities	1,921	(62)	1,152	(45)	3,073	(107)
Obligations of states and political subdivisions	136,402	(1,635)	14,098	(587)	150,500	(2,222)
Other investments	5,922	(87)	—	—	5,922	(87)
TOTAL	$312,452	$(3,930)	$15,250	$(632)	$327,702	$(4,562)

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2005.  This analysis should be read in conjunction with our 2004 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Mid-State Bancshares on a consolidated basis.

                Certain statements contained in this Quarterly Report of Form 10-Q (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, natural disasters, growth in loans and deposits, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in our 2004 Annual Report as filed on form 10-K, including in “Item 1. Business - Factors That May Affect Future Results of Operations.”  When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties.  We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

                Selected Financial Data — Summary.    The following table provides certain selected consolidated financial data as of and for the three months ending March 31, 2005 and 2004 (unaudited in 000’s, except per share data).

	Year-to-Date
(In thousands)	Mar. 31, 2005	Mar. 31, 2004

Interest Income (not taxable equivalent)	$29,482	$26,237
Interest Expense	2,713	2,076
Net Interest Income	26,769	24,161
Provision for Loan Losses	—	—
Net Interest Income after provision for loan losses	26,769	24,161
Non-interest income	5,395	7,000
Non-interest expense	18,335	19,694
Income before income taxes	13,829	11,467
Provision for income taxes	4,739	3,802
Net Income	$9,090	$7,665

Per share:
Net Income - basic	$0.39	$0.33
Net Income - diluted	$0.39	$0.32
Weighted average shares used in Basic E.P.S. calculation	23,019	23,570
Weighted average shares used in Diluted E.P.S. calculation	23,557	24,045
Cash dividends	$0.16	$0.14
Book value at period-end	$11.78	$11.80
Tangible book value at period end	$9.38	$9.40
Ending Shares	22,949	23,586

Financial Ratios
Return on assets	1.60%	1.40%
Return on tangible assets	1.64%	1.44%
Return on equity	13.33%	11.09%
Return on tangible equity	16.66%	13.93%
Net interest margin (not taxable equivalent)	5.22%	4.88%
Net interest margin (taxable equivalent yield)	5.65%	5.30%
Net loan losses (recoveries) to average loans	0.05%	(0.04)%
Efficiency ratio	57.0%	63.2%

Period Averages
Total Assets	$2,306,314	$2,199,365
Total Tangible Assets	2,250,937	2,142,613
Total Loans (includes loans held for sale)	1,434,150	1,189,945
Total Earning Assets	2,079,604	1,993,070
Total Deposits	1,991,356	1,899,475
Common Equity	276,592	278,047
Common Tangible Equity	221,215	221,295

Balance Sheet - At Period-End
Cash and due from banks	$127,861	$123,672
Investments and Fed Funds Sold	628,634	749,708
Loans held for sale	9,927	10,712
Loans, net of deferred fees, before allowance for loan losses	1,456,091	1,240,325
Allowance for Loan Losses	(13,630)	(16,584)
Goodwill and other intangibles	55,228	56,603
Other assets	58,070	54,231
Total Assets	$2,322,181	$2,218,667

	March 31, 2005	March 31, 2004
Non-interest bearing deposits	$526,597	$480,652
Interest bearing deposits	1,478,735	1,435,908
Other borrowings	23,621	4,886
Allowance for losses - unfunded commitments	1,624	1,867
Other liabilities	21,228	17,072
Shareholders’ equity	270,376	278,282
Total Liabilities and Shareholders’ equity	$2,322,181	$2,218,667

Asset Quality & Capital - At Period-End
Non-accrual loans	$5,828	$12,220
Loans past due 90 days or more	—	—
Other real estate owned	—	3,428
Total non performing assets	$5,828	$15,648

Allowance for losses to loans, gross (1)	1.0%	1.5%
Non-accrual loans to total loans, gross	0.4%	1.0%
Non performing assets to total assets	0.3%	0.7%
Allowance for losses to non performing loans (1)	261.7%	151.0%

Equity to average assets (leverage ratio)	9.5%	9.7%
Tier One capital to risk-adjusted assets	11.9%	13.6%
Total capital to risk-adjusted assets	12.8%	14.8%

(1) Includes allowance for loan losses and allowance for losses - unfunded commitments

        Performance Summary.  The Company posted net income of $9.1 million for the three months ended March 31, 2005 compared to $7.7 million in the like 2004 period.  On a per share basis, diluted earnings per share were $0.39 in the 2005 period compared to $0.32 in the same quarter of 2004.  These earnings represent an annualized return on assets of 1.60% and 1.40%, respectively.  The annualized return on equity was 13.33% for the first quarter of 2005 compared to 11.09% in the first quarter of 2004.  The increase in the Company’s return on assets and return on equity in the comparable periods is primarily attributable to an increase in its net interest margin (the ratio of its net interest income to average earning assets) of 34 basis points across the two periods. The Company’s leverage ratio was 9.5% at March 31, 2005 compared to 9.7% one year earlier reflecting the fact that the combination of the Company’s on-going stock repurchase program and regular cash dividends more than offset the net income earned over the intervening 12 months.

        Net Interest Income.  The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest bearing liabilities, and changes in interest rates on net interest income for the three month periods ended March 31, 2005 and 2004.

Dollars in 000’s	3 Months Ended March 31, 2005			3 Months Ended March 31, 2004			Composition of Change 2005 Compared to 2004
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Change Due To:		Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	$1,434,150	$23,941	6.77%	$1,189,945	$19,718	6.66%	$4,045	$178	$4,223
Investment Securities	624,637	5,414	3.52%	765,112	6,433	3.38%	(1,194)	175	(1,019)
Fed Funds, Other	20,817	127	2.47%	38,013	86	0.91%	(72)	113	41
TOTAL EARNING ASSETS	2,079,604	29,482	5.75%	1,993,070	26,237	5.29%	2,779	466	3,245

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	1,078,426	724	0.27%	1,022,716	592	0.23%	35	97	132
Time Deposits	398,743	1,804	1.83%	399,276	1,403	1.41%	(2)	403	401
Interest Bearing Deposits	1,477,169	2,528	0.69%	1,421,992	1,995	0.56%	33	500	533

Other Borrowings	19,590	185	3.83%	5,274	81	6.18%	177	(73)	104

TOTAL INTEREST BEARING LIABILITIES	1,496,759	2,713	0.74%	1,427,266	2,076	0.59%	210	427	637

NET INTEREST INCOME	$2,079,604	$26,769	5.22%	$1,993,070	$24,161	4.88%	$2,569	$39	$2,608

Mid-State’s annualized yield on interest earning assets was 5.75% for the first quarter of 2005 (6.18% on a taxable equivalent basis) compared to 5.29% in the like 2004 period (5.72% on a taxable equivalent basis).  The Prime Rate, to which many of the Bank’s loans are tied, averaged 5.44% in the first quarter of 2005 compared to 4.00% in the like 2004 period.  Annualized interest expense as a percent of interest bearing liabilities also increased from 0.59% in the three months ended March 2004 to 0.74% in the comparable 2005 period.  The higher overall cost of the time deposit portfolio in response to the general rise in rates was the primary reason for this increase.  Overall, Mid-State’s annualized Net Interest Income, expressed as a percent of earning assets, increased from 4.88% for the three month period of 2004 (5.30% on a taxable equivalent basis) to 5.22% in the comparable 2005 period (5.65% on a taxable equivalent basis).  Annualized Net Interest Income as a percent of average total assets increased from 4.42% in the first quarter of 2004 (4.80% taxable equivalent) to 4.71% in the comparable 2005 period (5.09% taxable equivalent).  Both the impact of the increase in net interest margin and the increase in volume of earning assets (loan growth more than offset a decline in investment securities) contributed to the $2.6 million increase in net interest income.  However, as the table above illustrates, the majority of the improvement is volume related.  The Company has improved its net interest margin (and consequently its return on assets and return on equity) by altering the mix of its earning asset base in favor of more loans, resulting in fewer investment securities and lower fed funds sold.  Steps taken in this direction have included the restructuring of the commercial banking division, focused promotions of certain consumer loan products, retention of certain jumbo residential adjustable rate mortgages and the purchase of residential adjustable mortgages.  The mix did improve across the comparable quarters with loans averaging 69.0% of earning assets in the first quarter of 2005 compared to 59.7% in the like 2004 period.

     Average earnings assets for the three months ended March 31, 2005 increased $86.5 million from the like 2004 period ($2,079.6 million compared to $1,993.1 million).  Average interest bearing deposits in this same time-frame were up $55.2 million, ($1,477.2 million compared to $1,422.0 million).  The balance of the funding in earning asset growth came from modest increases in non interest bearing demand deposits and other borrowings.

     Provision and Allowance for Loan Losses.  Mid-State did not make a provision for loan losses in either the first quarter of 2005 or 2004.  Management believes that the allowance for loan losses and allowance for losses - unfunded commitments, which collectively stand at 1.0% of total loans at March 31, 2005, are adequate to cover inherent losses in the portfolio.  Management has determined that the allocated and unallocated components of the reserve as calculated and required for its non performing loans and the general loan loss reserve, are sufficient to offset potential losses arising from less than full recovery of the loans from the supporting collateral.  Non performing loans consist of loans on non-accrual and accruing loans 90 days or more past due.  The $15.3 million of collective allowances for credit losses is approximately 262% of the level of non performing loans compared to 151% one year earlier.  Non performing loans were $5.8 million at March 31, 2005 compared to $12.2 million one year earlier.  These non-performing loans, which in recent quarters have been centered primarily in one loan secured by real estate (originally totaling $8.5 million), were reduced dramatically in the first quarter as a result of the receipt of $4.6 million in principal reductions on that one loan.  Management has specific reserves for this loss and other potential losses inherent in its impaired loans that it believes are adequate at the present time.  Additionally, the Bank carried Other Real Estate Owned in the amount of $3.4 million one year earlier compared to none at March 31, 2005.  The Other Real Estate Owned was liquidated in the second quarter of 2004.  A combination of loan payoffs and improvements in the underlying credit quality of certain borrowers led to a dramatic drop in internally classified assets over this period also.

The improving trend in non performing loans, improvements in the level of internally classified assets, net recoveries from the Company’s on-going collection efforts and the improved local economic conditions have significantly improved the Company’s asset quality.  These factors continue to lead Management to believe that it is not necessary to make any further charges to expense for provisions to the allowance for loan losses at this time.

     Changes in the allowance for loan losses (in thousands) for the periods ended March 31, 2005 and 2004 are as follows:

	March 31,
	2005	2004
Balance at beginning of period:
Allowance for loan losses	$13,799	$16,063
Allowance for losses-unfunded commitments	1,783	1,941
Total allowances for losses at beginning of period	15,582	18,004

(Reductions) additions to the allowance for losses - unfunded commitments (credited) charged to expense	(159)	(74)
Additions to the allowance for loan losses charged to provision	—	—
Loans charged off	(310)	(343)
Recoveries of loans previously charged-off	141	864
Total allowances for losses-end of quarter	$15,254	$18,451

Allowance for loan losses	$13,630	$16,584
Allowance for losses-unfunded commitments	1,624	1,867
Total allowances for losses-end of quarter	$15,254	$18,451

At March 31, 2005, the recorded investments in loans, which have been identified as impaired totaled $5,903,000.   Of this amount, $1,201,000 related to loans with no valuation allowance and $4,702,000 related to loans with a corresponding valuation allowance of $2,205,000.  Impaired loans totaled $12,306,000 at March 31, 2004, of which $2,223,000 related to loans with no valuation allowance and $10,083,000 related to loans with a corresponding valuation allowance of $2,340,000.  The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position.  For the quarter ended March 31, 2005, the average recorded investment in impaired loans was $9,397,000 compared to $17,369,000 in the 2004 period.  A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Bank expects that most impaired loans will be on non-accrual status.

     Non-interest Income.  Non-interest income for the first quarter of 2005 was $5.4 million, down from the $7.0 million earned in the 2004 period.  There was a decrease of $1.4 million in merchant processing income as a result of outsourcing that activity late in 2004.  In outsourcing this activity, the Bank now receives a check, net of expenses, which is realized into non interest income — the net effect on total earnings is about the same, but has the effect of reducing both non interest income and non interest expense.  There was also a decrease in service charges and fees of approximately $208 thousand over the comparable periods, primarily as a result of a reduction in account analysis charges collected (account analysis customers kept larger balances in the 2005 first quarter compared to the like 2004 period and the earnings credit rate was higher in 2005 compared to the 2004 period thus yielding lower account analysis service charges). The gain on sale of securities declined from $373 thousand in the first quarter of 2004 to $8 thousand in the comparable 2005 period.  The gain in 2004 related to a tender offer on a corporate bond held by the Bank which was accepted.

     Non-interest Expense.  Non-interest expense for the first quarter of 2005 decreased $1.4 million to $18.3 million from the $19.7 million in the like 2004 period.  This decrease was the result of increases in salaries and benefits of approximately $271 thousand being offset by decreases in occupancy and furniture expense of $160 thousand and a decrease in other operating expenses of $1.5 million.

     The increase in salaries in the 2005 period were $231 thousand of the increase in salaries and benefits, a 3.1% increase from the 2004 period.  The remaining $40 thousand increase was all in benefits, especially workers compensation cost increases.

     The decrease in occupancy and furniture expense across the comparable quarters noted above was primarily attributable to a decrease in maintenance and utility expenses.

     The decrease in other expense across the comparable quarters noted above was primarily attributable to the outsourcing of merchant processing activity late in 2004 which reduced non interest expense by $1.2 million.  Professional services charges and general office expense declines accounted for the majority of the balance of the decline in other operating expense across the comparable quarters.

     Provision for Income Taxes.  The provision for income taxes increased modestly from $3.8 million in the 2004 period to $4.7 million in the current year.  The Company’s consolidated tax rate was approximately 34.3% in the 2005 period, virtually identical to the 33.2% level in 2004.   While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax-exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.

     Balance Sheet.  Total assets at March 31, 2005 totaled $2.322 billion, up 4.7% from the level one year earlier of $2.219 billion.  Total deposits also rose 4.6% to $2.005 billion, up from $1.917 billion one year earlier.  Time Deposits under $100 thousand decreased from $240.4 million one year earlier to $229.1 million at period end and Time Deposits over $100 thousand increased by $8.7 million.  Non Interest Bearing Demand increased from $480.7 million a year ago to $526.6 million in the current year.  All other core deposit categories of NOW, Money Market and Savings increased to $1.077 billion from $1.031 billion one year earlier.  Loan activity over the last year has increased, with net loans increasing by $219 million from $1.224 billion to $1.443 billion at period-end.  Loans held for sale (single family, mortgage originations) decreased slightly to $9.9 million from $10.7 million one year earlier.  Stockholders’ equity decreased by $7.9 million when comparing March, 2005 over March, 2004 (see below under Capital Resources for a recap of the components of this change).

     Mid-State Bancshares’ loan to deposit ratio of 72.6% at March 31, 2005 is up from the 64.7% ratio one year earlier.  There is ample internal liquidity to fund increases in this ratio through liquidation of Mid-State’s $624.6 million investment portfolio which is categorized entirely as available for sale.

     Investment Securities and Fed Funds Sold.  Of the $624.6 million portfolio at March 31, 2005, 4% is invested in U.S. treasury securities, 31% is invested in U.S. government agency obligations, 64% is invested in municipal and corporate securities and 1% is invested in mortgage-backed securities.  Sixty-one percent of all investment securities and fed funds sold combined mature within five years.  Approximately 21% of the total portfolio matures in less than one year.  The Bank’s investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 15 years.  The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

     A summary of investment securities owned is as follows:

March 31, 2005
		Gross	Gross
(amounts in 000’s)	Cost	Unrealized	Unrealized	Market
Securities Available For Sale	Basis	Gains	Losses	Value
U.S. Treasury securities	$26,049	$—	$(226)	$25,823
Securities of U.S. government agencies and corporations	194,831	375	(1,920)	193,286
Mortgage backed securities	8,786	391	(107)	9,070
Obligations of states and political subdivisions	376,147	6,479	(2,222)	380,404
Other investments	16,076	62	(87)	16,051
TOTAL	$621,889	$7,307	$(4,562)	$624,634

December 31, 2004
	Gross	Gross
(amounts in 000’s)	Cost	Unrealized	Unrealized	Market
Securities Available For Sale	Basis	Gains	Losses	Value
U.S. Treasury securities	$25,630	$5	$(148)	$25,487
Securities of U.S. government agencies and corporations	217,028	796	(1,170)	216,654
Mortgage backed securities	8,824	650	(57)	9,417
Obligations of states and political subdivisions	365,821	11,604	(387)	377,038
Other investments	16,081	141	(1)	16,221
TOTAL	$633,384	$13,196	$(1,763)	$644,817

The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2005.

	Less than 12 months		12 months or more		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(amounts in 000’s)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$15,362	$(226)	$—	$—	$15,362	$(226)
Securities of U.S. government agencies and corporations	152,845	(1,920)	—	—	152,845	(1,920)
Mortgage backed securities	1,921	(62)	1,152	(45)	3,073	(107)
Obligations of states and political subdivisions	136,402	(1,635)	14,098	(587)	150,500	(2,222)
Other investments	5,922	(87)	—	—	5,922	(87)
TOTAL	$312,452	$(3,930)	$15,250	$(632)	$327,702	$(4,562)

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

     Capital Resources.  In early 2004, the Board authorized the repurchase of up to 1,178,352 additional shares of the Company’s common stock.  This authorization does not have an expiration date.  There were 193,770 shares of the Company’s common stock repurchased in the first quarter of 2005 at an average price of $27.29 per share compared to 862 shares repurchased in the first quarter of 2004 at an average price of $26.52 per share.  As of March 31, 2005, the Company is continuing the program and can repurchase up to 326,587 additional shares under the January 2004 authorization.

The Board of Directors declared a cash dividend during the first quarter of $0.16 per share compared to $0.14 per share one year earlier.

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

     The Bank has adequate liquidity at the present time.  Its loan to deposit ratio at March 31, 2005 was 72.6% versus 64.7% one year earlier.  The Bank normally strives for a loan to deposit ratio in the 65% to 75% range.  The Bank’s internally calculated liquidity ratio stands at 32.8% at March 31, 2005, which is above its minimum policy of 15% and below the 41.6% level of March 31, 2004.  Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

     Reportable Business Segments.  Below is a summary statement of income for the three months ended March 31, 2005 and 2004 for each reportable business segment.

	Community Banking		Mid Coast Land Company		Trust Services		Mid-State Bancshares
(unaudited — dollars in 000’s)	2005	2004	2005	2004	2005	2004	2005	2004

Interest Income	$29,482	$26,237	$—	$—	$—	$—	$29,482	$26,237
Interest Expense	2,713	2,076	—	—	—	—	2,713	2,076
Net Interest Income	26,769	24,161	—	—	—	—	26,769	24,161
Provision for Loan Losses	—	—	—	—	—	—	—	—
Non Interest Income	5,082	6,578	14	207	299	215	5,395	7,000
Non Interest Expense	18,117	19,473	3	18	215	203	18,335	19,694
Pre-Tax Income	$13,734	$11,266	$11	$189	$84	$12	$13,829	$11,467

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

The Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $46.5 million at March 31, 2005, up from $27.9 million one year earlier.  Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $602.7 million, which was up from the $558.9 million outstanding one year earlier.  The Company has an allowance for losses-unfunded commitments totaling $1,624,000 and $1,867,000 at March 31, 2005 and 2004, respectively, to cover losses inherent in its letter of credit accommodations and undisbursed loan commitments.

     There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

     The Company does make loans and leases to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms.  These loans and leases totaled $9.6 million and $2.6 million at
March 31, 2005 and 2004, respectively.

     In the ordinary course of business, the Bank is a party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 6 of the Company’s consolidated financial statements contained in Item 8 of Part II of the Company’s December 31, 2004 Annual Report on Form 10K.

Item 3 — Quantitative and Qualitative Disclosure About Market Risk

The Bank expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges.  A recent review as of March 31, 2005 of the potential changes in the Bank’s net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +2.2% and -5.3% of the base case (rates unchanged) of $112.5 million.  The Bank’s policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months.  Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Bank’s net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant	-5.3%
(Prime down to 4.00% over 6 months)
Rates Down Significant	-4.1%
(Prime down to 4.25% over 7 months)
Rates Down Modestly	-2.1%
(Prime down to 5.00% over 7 months)
Base Case - Rates Unchanged	—
(Prime unchanged at 5.75%)
Rates Up Modestly	+2.2%
(Prime up to 6.75% over 10 months)
Rates Up Aggressive	+2.2%
(Prime up to 7.75% over 10 months)
Rates Up Very Aggressive	+1.9%
(Prime up to 8.75% over 10 months)

Net interest income under the above scenarios is influenced by the characteristics of the Bank’s assets and liabilities.  In the case of N.O.W., savings and money market deposits (total $1.077 billion) interest is based on rates set at the discretion of management ranging from 0.15% to 0.85%.  In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments.  In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

It is important to note that the above table is a summary of several forecasts and actual results may vary.  The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time.  Factors affecting these estimates and assumptions include, but are not limited to - competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses.  Changes that vary significantly from the assumptions and estimates may have significant effects on the Bank’s net interest income.  Therefore the results of this analysis should not be relied upon as indicative of actual future results.  Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank’s relative insensitivity to interest rate changes.  The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis.  Over the last 5 calendar years (2000 - 2004), the Bank’s net interest margin (which is net interest income divided by average earning assets of the Bank) had ranged from a low of 4.95% to a high of 6.44% (not taxable equivalent).  The Bank’s net interest margin in 2004 of 4.95% is at the low end of this range by historical standards, coming off the higher levels experienced in 2000 of 6.44%.  Recent increases in interest rates (e.g. - seven 25 basis point increases in the Federal Funds Rate and Prime Rate) which began at the end of June 2004 have led to an improving net interest margin for the Bank to 5.22% in the first quarter of this year.  The net interest margin under the forecasted alternative scenarios ranges from 4.86% to 5.24%.  Management believes this range of scenarios, while at the lower end of historical standards, is conservative given current interest rate levels, but no assurances can be given that actual future experience will fall within this range.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1 — Legal Proceedings

                Mid-State is not a party to any material legal proceeding.

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

                On January 21, 2004 the Board authorized the repurchase of up to 1,178,352 additional shares of the Company’s common stock.  This authorization does not have an expiration date.  There were 193,770 shares of the Company’s common stock repurchased in the first quarter of 2005 at an average price of $27.29 per share.  All of these shares were purchased in open market transactions.  As of March 31, 2005, the Company is continuing the program and can repurchase up to 326,587 additional shares under the January 2004 authorization.

The following table provides the information with respect to the purchases made under the publicly announced stock repurchase program during the first quarter ended March 31, 2005.  All of these shares were purchased in open market transactions.

	Total	Average Price	Remaining Shares	Dollar Value of Shares
	Number of	Paid	That May be Purchased	That May be Purchased
Month of	Shares Purchased	Per Share	Under the Authorization	Under the Authorization (1)

January 2005	62,439	$26.91	457,918	$12,917,867
February 2005	73,299	$27.58	384,619	$10,180,865
March 2005	58,032	$27.32	326,587	$8,687,214

Totals	193,770	$27.29	326,587	$8,687,214

(1) Value is based on the closing price of the Company’s stock multiplied by the number of shares that may be purchased under the authorization.

Item 3 — Defaults Upon Senior Securities

                Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

There were no items presented to the security holders during the first quarter of 2005.

Item 5 — Other Information

                None.

Item 6 — Exhibits

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

Mid-State Bancshares

Date: May 4, 2005	By:	/s/ JAMES W. LOKEY
JAMES W. LOKEY
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2005	By:	/s/ JAMES G. STATHOS
JAMES G. STATHOS
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.