Form 10-Q
period 2005-06-30
MID-STATE BANCSHARES
filed 2005-08-05
CIK 1027324

United States
Securities and Exchange Commission

Washington, D.C. 20429

FORM 10-Q

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

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
Yes ☒  No   ☐

Number of shares of common stock of the Company outstanding as of  July 29, 2005:  22,738,772 shares.

Mid-State Bancshares

June 30, 2005

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Mid-State Bancshares

Consolidated Statements of Financial Position

(Unaudited - figures in 000’s)

	June 30, 2005	Dec. 31, 2004	June 30, 2004
ASSETS
Cash and Due From Banks	$116,891	$112,669	$128,141
Fed Funds Sold	26,400	6,000	23,000
Securities Available For Sale	580,062	644,817	674,431
Loans Held for Sale	10,871	12,988	12,789
Loans, net of unearned income	1,490,366	1,421,894	1,316,135
Allowance for Loan Losses	(13,403)	(13,799)	(13,895)
Net Loans	1,476,963	1,408,095	1,302,240

Premises and Equipment, Net	24,055	24,946	25,335
Accrued Interest Receivable	12,136	11,918	11,678
Goodwill	47,840	47,840	47,840
Core Deposit Intangibles, net	7,045	7,732	8,419
Other Assets	48,833	19,082	18,142
Total Assets	$2,351,096	$2,296,087	$2,252,015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non Interest Bearing Demand	$561,435	$517,139	$498,754
NOW Accounts, Money Market and Savings Deposits	1,049,143	1,083,139	1,054,520
Time Deposits Under $100	229,784	227,972	236,410
Time Deposits $100 or more	185,366	166,295	164,761
Total Deposits	2,025,728	1,994,545	1,954,445
Other Borrowings	25,331	6,582	4,964
Allowance for Losses – Unfunded Commitments	1,759	1,783	1,570
Accrued Interest Payable and Other Liabilities	23,623	18,550	19,074
Total Liabilities	2,076,441	2,021,460	1,980,053
Commitments and Contingencies

Shareholders’ Equity:
Common Stock and Surplus (Shares outstanding of 22,810, 23,099 and 23,454, respectively)	51,149	61,439	72,476
Retained Earnings	218,380	206,328	195,215
Accumulated Other Comprehensive Income net of taxes of $3,417, $4,573 and $2,847 respectively	5,126	6,860	4,271
Total Equity	274,655	274,627	271,962
Total Liabilities and Equity	$2,351,096	$2,296,087	$2,252,015

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Income

(Unaudited - figures in 000’s except earnings per share data)

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Interest Income:
Interest and fees on loans	$25,812	$20,519	$49,753	$40,237
Interest on investment securities -
U.S. Treasury securities	194	226	305	642
U.S. Government agencies and corporations	1,434	2,169	3,007	4,500
Obligations of states and political sub-divisions and other securities	3,995	3,635	7,725	7,321
Interest on fed funds sold	219	71	346	157
Total Interest Income	31,654	26,620	61,136	52,857
Interest Expense:
Interest on NOW, money market and savings	1,206	609	1,930	1,201
Interest on time deposits less than $100	1,251	847	2,274	1,746
Interest on time deposits of $100 or more	1,002	498	1,783	1,002
Interest other	235	36	420	117
Total Interest Expense	3,694	1,990	6,407	4,066
Net Interest Income before provision	27,960	24,630	54,729	48,791
Provision (Benefit) for loan losses	—	(2,700)	—	(2,700)
Net Interest Income after provision	27,960	27,330	54,729	51,491
Other Operating Income:
Service charges and fees	2,375	2,519	4,720	5,072
Commissions, fees and other service charges	2,090	3,451	4,259	6,601
Gain on sale of securities	80	9	88	382
Gain on sale of loans held for sale	139	229	238	374
Other non-interest income	694	1,702	1,468	2,481
Total Other Operating Income	5,378	7,910	10,773	14,910
Other Operating Expense:
Salaries and employee benefits	10,668	11,182	21,656	21,899
Occupancy and furniture	3,089	3,096	6,041	6,208
Other operating expenses	5,454	6,599	9,849	12,464
Total Other Operating Expense	19,211	20,877	37,546	40,571
Income Before Taxes	14,127	14,363	27,956	25,830
Provision for income taxes	4,615	4,990	9,354	8,792
Net Income	$9,512	$9,373	$18,602	$17,038
Earnings per share:
• basic	$0.42	$0.40	$0.81	$0.72
• diluted	$0.41	$0.39	$0.79	$0.71
Dividends per share	$0.16	$0.14	$0.32	$0.28
Average shares used in earnings per share calculations:
• basic	22,884	23,550	22,951	23,560
• diluted	23,381	23,962	23,468	24,003

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Comprehensive Income

(Unaudited - figures in 000’s)

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net Income	$9,512	$9,373	$18,602	$17,038
Other Comprehensive Income Before Taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	5,878	(15,329)	(2,802)	(12,976)
Reclassification adjustment for (gains) included in net income	(80)	(9)	(88)	(382)
Other comprehensive income (loss), before tax	5,798	(15,338)	(2,890)	(13,358)
Income tax expense (credit) related to items in comprehensive income	2,319	(6,135)	(1,156)	(5,352)
Other Comprehensive Income (Loss), Net of Taxes	3,479	(9,203)	(1,734)	(8,006)
Comprehensive Income	$12,991	$170	$16,868	$9,032

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Changes in Capital Accounts

(Unaudited - figures in 000’s except share amounts)

				Accumulated
				Other
	Number of	Capital	Retained	Comprehensive
	Shares	Stock	Earnings	Income (Loss)	Total

BALANCE, December 31, 2004	23,099,159	$61,439	$206,328	$6,860	$274,627
Cash dividend	—	—	(7,321)	—	(7,321)
Exercise of stock options	220,340	3,226	—	—	3,226
Tax Benefit from exercise of options	—	—	771	—	771
Net income	—	—	18,602	—	18,602
Change in net unrealized gain on available for sale securities, net of taxes of ($1,156)	—	—	—	(1,734)	(1,734)
Stock repurchased	(509,557)	(13,516)	—	—	(13,516)

BALANCE, June 30, 2005	22,809,942	$51,149	$218,380	$5,126	$274,655

BALANCE, December 31, 2003	23,567,478	$75,506	$184,771	$12,277	$272,554
Cash dividend	—	—	(6,594)	—	(6,594)
Exercise of stock options	44,574	532	—	—	532
Net income	—	—	17,038	—	17,038
Change in net unrealized gain on available for sale securities, net of taxes of ($5,352)	—	—	—	(8,006)	(8,006)
Stock repurchased	(158,212)	(3,562)	—	—	(3,562)

BALANCE, June 30, 2004	23,453,840	$72,476	$195,215	$4,271	$271,962

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Cash Flows

(Unaudited - figures in 000’s)

	Six Month Period
	Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net Income	$18,602	$17,038
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	(2,700)
Depreciation and amortization	2,758	3,034
Net amortization of prem./discounts-investments	1,859	2,763
Gain on sale of loans held for sale	(238)	(374)
Gain on sale of other real estate owned	—	(1,078)
Gain on sale of securities, net	(88)	(382)
Net decrease in loans held for sale	2,356	995
Change in deferred loan fees	(202)	(309)
Changes in assets and liabilities:
Accrued interest receivable	(218)	496
Core deposit intangible	687	687
Other assets, net	1,403	(1,739)
Other liabilities	5,050	4,424
Net cash provided by operating activities	31,969	22,855
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments	116,100	97,620
Purchases of investments	(86,007)	(13,112)
Increase in loans	(68,666)	(160,362)
Proceeds from sale of other real estate owned	—	4,506
Purchases of premises and equipment, net	(1,866)	(1,356)
Net cash used in investing activities	(40,439)	(72,704)
FINANCING ACTIVITIES
Increase in deposits	31,183	42,014
Increase (decrease) in other borrowings	18,749	(2,663)
Exercise of stock options and related tax benefit	3,997	532
Cash dividends paid	(7,321)	(6,594)
Repurchase of company stock	(13,516)	(3,562)
Net cash provided by financing activities	33,092	29,727
Increase (decrease) in cash and cash equivalents	24,622	(20,122)
Cash and cash equivalents, beginning of period	118,669	171,263
Cash and cash equivalents, end of period	$143,291	$151,141
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,194	$4,291
Cash paid during the period for taxes on income	9,257	4,806
Supplemental disclosure of non-cash investing activities:
Transfer of security investment for other assets	$30,000	—

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

	Three Month Period Ended			Three Month Period Ended
	June 30, 2005			June 30, 2004
	Net Income	Shares	EPS	Net Income	Shares	EPS
Net Income as reported	$9,512			$9,373

Basic Earnings Per Share:
Income available to Common Shareholders	$9,512	22,884	$0.42	$9,373	23,550	$0.40

Effect of dilutive securities:
Stock Options		497			412

Diluted Earnings Per Share:
Income available to Common Shareholders	$9,512	23,381	$0.41	$9,373	23,962	$0.39

	Six Month Period Ended			Six Month Period Ended
	June 30, 2005			June 30, 2004
	Net Income	Shares	EPS	Net Income	Shares	EPS
Net Income as reported	$18,602			$17,038

Basic Earnings Per Share:
Income available to Common Shareholders	$18,602	22,951	$0.81	$17,038	23,560	$0.72

Effect of dilutive securities:
Stock Options		517			443

Diluted Earnings Per Share:
Income available to Common Shareholders	$18,602	23,468	$0.79	$17,038	24,003	$0.71

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  The SOP was effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged.  The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an Investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality.  The adoption of SOP 03-3 did not have a material impact on the Company’s results of operations and financial position.

In June 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) issued guidance on its Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The guidance made recommendations regarding unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.”  The guidance for evaluating whether an investment is other-than-temporarily impaired was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  The disclosures were to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124.  On September 30, 2004, the FASB Board directed the issuance of FASB Staff Position (FSP) EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.”  The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of issue Issue 03-1.  The FASB asked constituents to comment on whether the application guidance with respect to “minor impairments” should also be applied to securities analyzed for impairment under paragraphs 10-15 of Issue 03-1.  Based on comment letters received, the FASB decided to delay the effective date for the measurement and recognition guidance contained in paragraphs 10 – 20 of Issue 03-1 as it further considers whether application guidance is necessary for all securities analyzed for impairment.  The delay of the effective date for paragraphs 10 – 20 of Issue 03-1 will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a.  The adoption of EITF Issue No. 03-1 is not expected to have a material impact on the Company’s results of operations and financial position.

The FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” in December 2004.  The revised Statement is SFAS No. 123R (revised 2004), “Share-Based Payment” and it will supercede APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  It is to be effective for the Company as of the beginning of the first annual reporting period that begins after June 15, 2005.  The Statement requires that the Company measures the cost of employee services received in exchange for an award of equity instruments (share based payment awards) based on the grant date fair value of the award and the estimated number of awards that are expected to vest.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award – usually the vesting period.  Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.  The Company currently applies APB Opinion No. 25, in accounting for its Plan.  Accordingly, no compensation expense has been recognized for grants under the Plan.  Pro forma disclosures of net income and earnings per share are however disclosed in Note 15 of the Company’s Annual Report on Form 10K.  The Company expects to adopt the revised Statement for the first quarter of 2006 and expects it will have a material effect on its Consolidated Statements of Income, Comprehensive Income and Changes in Capital Accounts.

FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” on June 1, 2005, a replacement of APB No. 20 and SFAS No. 3.  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial information between periods.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company expects to adopt the revised Statement for the first quarter of 2006 and expects it will not have a material effect on its Consolidated Statements of Income, Comprehensive Income and Changes in Capital Accounts.

NOTE D – CORE DEPOSIT INTANGIBLES, NET

The following is a summary of the Company’s core deposit intangibles.  Figures are in thousands (unaudited).

	June 30, 2005			June 30, 2004
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core Deposit Intangible	$11,596	$(4,551)	$7,045	$11,596	$(3,177)	$8,419

	Dec. 31, 2004
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core Deposit Intangible	$11,596	$(3,864)	$7,732

Aggregate Amortization Expense of Core Deposit Intangibles ($ in 000’s):

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Amortization of Core Deposit Intangible	$344	$344	$687	$687

The amortization expense for core deposit intangibles is included within other operating expenses on the consolidated statements of income.  The projected  amortization  expense  for  core deposit intangibles,  assuming no further  acquisitions or dispositions or changes in amortization rates, is approximately $1.4 million per year over the next five years.

NOTE E – STOCK OPTIONS

On May 17, 2005, shareholders of the Company approved a new equity based compensation plan, the Mid-State Bancshares 2005 Equity Based Compensation Plan (the “2005 Plan”) which reserves an additional 1,000,000 common shares for issuance in accordance with the terms of the Plan.  The 2005 Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted share units, performance based cash only awards, or any combination thereof.  It replaces the 1996 Stock Option Plan which is described more fully in Footnote 15 of the Company’s December 31, 2004 Annual Report on Form 10-K.  Shares available for issuance under the 1996 Plan are now included in the 2005 Plan, resulting in 1,049,172 available to be issued (4.47% of current and issued outstanding common stock) as of June 30, 2005.

The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three month and six month periods ended June 30.  The assumptions utilized in calculating the stock-based compensation expense determined under the intrinsic value based method were generally the same at June 30, 2005 and 2004 as they were at year-end.

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,
(dollars in 000’s except per share amounts)	2004	2004	2004	2004
Net income, as reported	$9,512	$9,373	$18,602	$17,038
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related taxes	(584)	(470)	(1,163)	(924)

Proforma net income	$8,928	$8,903	$17,439	$16,114

Basic income per share, as reported	$0.42	$0.40	$0.81	$0.72
Proforma basic income per share	$0.39	$0.38	$0.76	$0.68

Diluted income per share, as reported	$0.41	$0.39	$0.79	$0.71
Proforma diluted income per share	$0.38	$0.37	$0.74	$0.67

NOTE F - SECURITIES

The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005.

	Less than 12 months		12 months or more		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(amounts in 000’s)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$9,869	$(122)	$4,021	$(35)	$13,890	$(157)

Securities of U.S. government agencies and corporations	31,384	(189)	90,177	(1,137)	121,561	(1,326)
Mortgage backed securities	604	(11)	—	—	604	(11)
Obligations of states and political subdivisions	22,740	(95)	11,523	(313)	34,263	(408)
Other investments	1,988	(24)	—	—	1,988	(24)
TOTAL	$66,585	$(441)	$105,721	$(1,485)	$172,306	$(1,926)

All of the unrealized losses identified in the table above are primarily attributable to changes in general interest rate levels and are not considered to be other than a temporary impairment.  The unrealized losses are not the result of any deteriorating financial conditions or near term prospects of the underlying issuers and Management believes that it has the intent and ability to retain these investment securities to allow for the eventual recovery in market value.

NOTE G – OTHER ASSETS

During the second quarter of 2005, the Company made an investment in the amount of $30.0 million in a security of a U.S. government agency.  That security was exchanged for an interest bearing investment in the Senior Housing Crime Prevention Foundation Investment Corporation (SHCPF-I) with the U.S. government agency held in safekeeping reflecting ownership by SHCPF-I and the pledge of that Security in favor of Mid-State Bank & Trust.  The investment provides funding for the Senior Housing Crime Prevention Foundation in its efforts to prevent elder abuse in nursing homes throughout the Company’s service area.  This investment is included under Other Assets within the Company’s Consolidated Statements of Financial Position.

NOTE H – REPORTABLE BUSINESS SEGMENTS

Below is a summary statement of income for the three months and six months ended June 30, 2005 and 2004 for each reportable business segment.

Three Months Ended June 30,

(unaudited –	Community Banking		Mid Coast Land Company		Trust Services		Mid-State Bancshares
dollars in 000’s)	2005	2004	2005	2004	2005	2004	2005	2004

Interest Income	$31,654	$26,620	$—	$—	$—	$—	$31,654	$26,620
Interest Expense	3,694	1,990	—	—	—	—	3,694	1,990
Net Interest Income	27,960	24,630	—	—	—	—	27,960	24,630
Provision for Loan Losses	—	(2,700)	—	—	—	—	—	(2,700)
Non Interest Income	4,772	7,514	336	172	270	224	5,378	7,910
Non Interest Expense	18,975	20,671	3	3	233	203	19,211	20,877
Pre-Tax Income	$13,757	$14,173	$333	$169	$37	$21	$14,127	$14,363

Six Months Ended June 30,

(unaudited –	Community Banking		Mid Coast Land Company		Trust Services		Mid-State Bancshares
dollars in 000’s)	2005	2004	2005	2004	2005	2004	2005	2004

Interest Income	$61,136	$52,857	$—	$—	$—	$—	$61,136	$52,857
Interest Expense	6,407	4,066	—	—	—	—	6,407	4,066
Net Interest Income	54,729	48,791	—	—	—	—	54,729	48,791
Provision for Loan Losses	—	(2,700)	—	—	—	—	—	(2,700)
Non Interest Income	9,854	14,092	350	379	569	439	10,773	14,910
Non Interest Expense	37,092	40,144	6	21	448	406	37,546	40,571
Pre-Tax Income	$27,491	$25,439	$344	$358	$121	$33	$27,956	$25,830

NOTE I – GUARANTEES

The Company has guarantees outstanding under performance standby letter of credit accommodations made to its customers in the ordinary course of business totaling $44.4 million at June 30, 2005, up from $29.2 million one year earlier.

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

Many of the commitments are expected to expire without being drawn upon.  Accordingly, the total outstanding commitment amount does not necessarily represent future cash requirements.  The Company does not anticipate any significant losses as a result of these transactions.  Provision has been made for losses which may be sustained in the fulfillment of, or from an inability to fulfill, any commitments.  The provision at June 30, 2005 was $1.8 million, compared to $1.6 million one year earlier, and is reflected on the Consolidated Statements of Financial Position as Allowance for Losses – Unfunded Commitments.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months and six months ended June 30, 2005.  This analysis should be read in conjunction with our 2004 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Mid-State Bancshares on a consolidated basis.

Certain statements contained in this Quarterly Report of Form 10-Q (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, the recovery of unrealized losses in the investment portfolio and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, natural disasters, growth in loans and deposits, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in our 2004 Annual Report as filed on form 10-K, including in “Item 1. Business - Factors That May Affect Future Results of Operations.”  When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties.  We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Internal Controls Over Financial Reporting  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to enhance our internal control over financial reporting, primarily by evaluating and enhancing our processes and control documentation, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  We discuss with and disclose these matters to the Audit Committee of our Board of Directors and our external, independent auditors.

Selected Financial Data - Summary.    The following table provides certain selected consolidated financial data as of and for the three months ending June 30, 2005 and 2004 (unaudited in 000’s, except per share data).

	Quarter Ended		At or for the 6 months ended
(In 000’s, except per share data)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Interest Income	$31,654	$26,620	$61,136	$52,857
Interest Expense	3,694	1,990	6,407	4,066
Net Interest Income	27,960	24,630	54,729	48,791
(Benefit)/Provision for Loan Losses	—	(2,700)	—	(2,700)
Net Interest Income after provision for loan losses	27,960	27,330	54,729	51,491
Non-interest income	5,378	7,910	10,773	14,910
Non-interest expense	19,211	20,877	37,546	40,571
Income before income taxes	14,127	14,363	27,956	25,830
Provision for income taxes	4,615	4,990	9,354	8,792
Net Income	$9,512	$9,373	$18,602	$17,083

Per share:
Net Income - basic	$0.42	$0.40	$0.81	$0.72
Net Income - diluted	$0.41	$0.39	$0.79	$0.71
Weighted average shares used in Basic E.P.S. calculation	22,884	23,550	22,951	23,560
Weighted average shares used in Diluted E.P.S. calculation	23,381	23,962	23,468	24,003
Cash dividends	$0.16	$0.14	$0.32	$0.28
Book value at period-end			$12.04	$11.60
Tangible book value at period end			$9.63	$9.20
Ending Shares			22,810	23,454

Financial Ratios
Return on assets (annualized)	1.63%	1.68%	1.61%	1.54%
Return on tangible assets (annualized)	1.67%	1.72%	1.65%	1.58%
Return on equity (annualized)	13.87%	13.73%	13.60%	12.40%
Return on tangible equity (annualized)	17.34%	17.28%	17.00%	15.59%
Net interest margin	5.37%	4.90%	5.30%	4.89%
Net interest margin (taxable equivalent yield)	5.79%	5.31%	5.72%	5.30%
Net loan (recoveries) losses to avg. loans	0.06%	0.00%	0.06%	(0.09)%
Efficiency ratio	57.6%	64.2%	57.3%	63.7%

Period Averages
Total Assets	$2,339,887	$2,242,379	$2,323,193	$2,220,872
Total Tangible Assets	2,284,853	2,185,971	2,267,989	2,164,292
Total Loans (includes loans held for sale)	1,460,506	1,289,633	1,447,401	1,239,789
Total Earning Assets	2,088,566	2,022,516	2,084,110	2,007,793
Total Deposits	2,022,691	1,947,865	2,007,110	1,923,670
Common Equity	275,100	274,577	275,842	276,312
Common Tangible Equity	220,067	218,169	220,638	219,732

	June 30, 2005	June 30, 2004
Balance Sheet - At Period-End
Cash and due from banks	$116,891	$128,141
Investments and Fed Funds Sold	606,462	697,431
Loans held for sale	10,871	12,789
Loans, net of deferred fees, before allowance for loan losses	1,490,366	1,316,135
Allowance for Loan Losses	(13,403)	(13,895)
Goodwill and core deposit intangibles	54,885	56,259
Other assets	85,024	55,155
Total Assets	$2,351,096	$2,252,015

Non-interest bearing deposits	$561,435	$498,754
Interest bearing deposits	1,464,293	1,455,691
Other borrowings	25,331	4,964
Allowance for losses - unfunded commitments	1,759	1,570
Other liabilities	23,623	19,074
Shareholders’ equity	274,655	271,962
Total Liabilities and Shareholders’ equity	$2,351,096	$2,252,015

Asset Quality & Capital - At Period-End
Non-accrual loans	$5,152	$11,758
Loans past due 90 days or more	—	2
Other real estate owned	—	—
Total non performing assets	$5,152	$11,760

Allowance for losses to loans, gross (1)	1.0%	1.2%
Non-accrual loans to total loans, gross	0.3%	0.9%
Non performing assets to total assets	0.2%	0.5%
Allowance for losses to non performing loans (1)	294.3%	131.5%

Equity to average assets (leverage ratio)	9.4%	9.7%
Tier One capital to risk-adjusted assets	11.6%	13.0%
Total capital to risk-adjusted assets	12.5%	13.9%

(1) Includes allowance for loan losses and allowance for losses - unfunded commitments

Performance Summary.  The Company posted net income of $9.5 million for the three months ended June 30, 2005 compared to $9.4 million in the like 2004 period.  On a per share basis, diluted earnings per share were $0.41 in the 2005 period compared to $0.39 in the same quarter of 2004.  These earnings represent an annualized return on assets of 1.63% and 1.68%, respectively.  This reduction in 2005 was in part the result of the magnitude of annualizing the impact of the benefit to the provision for loan losses in the second quarter of 2004.  The annualized return on equity was 13.87% for the second quarter of 2005 compared to 13.73% in the second quarter of 2004.  The slightly improved return on equity in the face of a lower return on assets reflects the increased leverage of the Company in the three months ended June 30, 2005 compared to the like 2004 period.  The Company’s leverage ratio was 9.4% at June 30, 2005 compared to 9.7% one year earlier.  The growth in shareholders’ equity has been below the growth of the assets of the Company due to the payment of dividends and the repurchase of common stock offsetting much of the retention in undivided profits of the Company’s net income over the past twelve months.

For the six months year-to-date, the Company posted net income of $18.6 million compared to $17.0 million earned in the like 2004 period.  Diluted earnings per share were $0.79 in the first half of 2005 compared to $0.71 in the like period one year earlier.  These earnings represent an annualized return on assets of 1.61% and 1.54%, respectively, for the comparable 2005 and 2004 periods.  The annualized return on equity was 13.60% for the first six months of 2005 compared to 12.40% in the first six months of 2004.  The improvement in return on equity again reflects the increased leverage of the Company in the first half of 2005 compared to the like 2004 period and it reflects the improved profitability across the two periods.

Net Interest Income.  The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest bearing liabilities, and changes in interest rates on net interest income for the three month periods ended June 30, 2005 and 2004.

	3 Months Ended			3 Months Ended			2005 Compared to 2004
	June 30, 2005			June 30, 2004			Composition of Change
	Average	Interest Income /	Average Yield /	Average	Interest Income /	Average Yield /	Change Due To:		Total
Dollars in 000’s	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	$1,460,506	$25,812	7.09%	$1,289,633	$20,519	6.40%	$2,873	$2,420	$5,293
Investment Securities	597,043	5,623	3.78%	701,396	6,030	3.46%	(941)	534	(407)
Fed Funds, Other	31,017	219	2.83%	31,487	71	0.91%	(2)	150	148
TOTAL EARNING ASSETS	2,088,566	31,654	6.08%	2,022,516	26,620	5.29%	1,930	3,104	5,034

INTEREST BEARING LIABILITIES:
NOW, Savings, and
Money Market Accounts	1,073,607	1,206	0.45%	1,055,338	609	0.23%	16	581	597
Time Deposits	407,325	2,253	2.22%	401,236	1,345	1.35%	27	881	908
Interest Bearing Deposits	1,480,932	3,459	0.94%	1,456,574	1,954	0.54%	43	1,462	1,505

Other Borrowings	24,730	235	3.81%	4,638	36	3.12%	174	25	199

TOTAL INTEREST BEARING LIABILITIES	1,505,662	3,694	0.98%	1,461,212	1,990	0.55%	217	1,487	1,704

NET INTEREST INCOME	$2,088,566	$27,960	5.37%	$2,022,516	$24,630	4.90%	$1,713	$1,617	$3,330

Mid-State’s annualized yield on interest earning assets was 6.08% for the second quarter of 2005 (6.50% on a taxable equivalent basis) compared to 5.29% in the like 2004 period (5.71% on a taxable equivalent basis).  The Prime Rate, to which many of the Bank’s loans are tied, averaged 5.91% in the second quarter of 2005 compared to 4.00% in the like 2004 period.  Annualized interest expense as a percent of interest bearing liabilities also increased from 0.55% in the three months ended June 2004 to 0.98% in the comparable 2005 period.  The higher overall cost of the time deposit portfolio and other interest bearing deposits in response to the general rise in rates was the principal contributor to this increase.  Overall, Mid-State’s annualized net interest income, expressed as a percent of earning assets, increased from 4.90% for the three month period of 2004 (5.31% on a taxable equivalent basis) to 5.37% in the comparable 2005 period (5.79% on a taxable equivalent basis).  Annualized net interest income as a percent of average total assets increased from 4.42% in the second quarter of 2004 (4.79% taxable equivalent) to 4.79% in the comparable 2005 period (5.17% taxable equivalent).  Both the impact of the increase in net interest margin and the increase in volume of earning assets (loan growth more than offset a decline in investment securities) contributed to the $3.3 million increase in net interest income.  As the table above illustrates, the composition of the improvement is approximately evenly divided between changes due to volume considerations and changes due to higher interest rate considerations.  The Company has altered the mix of its earning asset base in favor of more loans, resulting in fewer investment securities and lower fed funds sold.  Steps taken in this direction have included the restructuring of the commercial banking division, focused promotions of certain consumer loan products, and retention of certain jumbo residential adjustable rate mortgages..  The mix did improve across the comparable quarters with loans averaging 69.9% of earning assets in the second quarter of 2005 compared to 63.7% in the like 2004 period.

Average earnings assets for the three months ended June 30, 2005 increased $66.1 million from the like 2004 period ($2,088.6 million compared to $2,022.5 million).  Average interest bearing deposits in this same time-frame were up $24.3 million, ($1,480.9 million compared to $1,456.6 million).  The balance of the funding in earning asset growth came from increases in non interest bearing demand deposits and other borrowings.

The following table presents a similar analysis of changes in interest income and expense for the six month period ended June 30, 2005 and 2004.

	6 months ended			6 months ended			2005 Compared to 2004
	June 30, 2005			June 30, 2004			Composition of Change
Dollars in 000’s	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Change Due To:		Total Change
							Volume	Rate
EARNING ASSETS:
Loans	$1,447,401	$49,753	6.93%	$1,239,789	$40,237	6.53%	$6,928	$2,588	$9,516
Investment Securities	610,764	11,037	3.64%	733,254	12,463	3.42%	(2,145)	719	(1,426)
Fed Funds, Other	25,945	346	2.69%	34,750	157	0.91%	(79)	268	189
TOTAL EARNING ASSETS	2,084,110	61,136	5.92%	2,007,793	52,857	5.29%	4,704	3,575	8,279

INTEREST BEARING LIABILITIES:
NOW, Savings, and
Money Market Accounts	1,076,003	1,930	0.36%	1,039,027	1,201	0.23%	54	675	729
Time Deposits	403,058	4,057	2.03%	400,256	2,748	1.38%	24	1,285	1,309
Interest Bearing Deposits	1,479,061	5,987	0.82%	1,439,283	3,949	0.55%	78	1,960	2,038

Other Borrowings	22,174	420	3.82%	4,956	117	4.75%	366	(63)	303

TOTAL INTEREST BEARING LIABILITIES	1,501,235	6,407	0.86%	1,444,239	4,066	0.57%	444	1,897	2,341

NET INTEREST INCOME	$2,084,110	$54,729	5.30%	$2,007,793	$48,791	4.89%	$4,260	$1,678	$5,938

Mid-State’s year-to-date annualized yield on interest earning assets was 5.92% for the first six months of 2005 (6.34% on a taxable equivalent basis) compared to 5.29% in the like 2004 period (5.71% on a taxable equivalent basis).  The increase in yield is related to the general increase in interest rates.  The Prime Rate, to which many of the Bank’s loans are tied, averaged 5.68% in the first six months of 2005 compared to 4.00% in the like period of 2004.  Annualized interest expense as a percent of interest bearing liabilities also increased from 0.57% in the first six months of 2004 to 0.86% in the comparable 2005 period.

Overall, Mid-State’s annualized net interest income, expressed as a percent of earning assets, increased from 4.89% for the first six month period of 2004 (5.30% on a taxable equivalent basis) to 5.30% in the comparable 2005 period (5.72% on a taxable equivalent basis).  Annualized net interest income as a percent of average total assets increased from 4.42% in the first six month period of 2004 (4.80% taxable equivalent) to 4.75% in the comparable 2005 period (5.13% taxable equivalent).  Both the impact of the increase in general interest rates and the increase in volume of earning assets (loan growth more than offset a decline in investment securities) contributed to the $5.9 million increase in net interest income.  The Company has altered the mix of its earning asset base in favor of more loans, resulting in fewer investment securities and lower fed funds sold.  Steps taken in this direction have included the restructuring of the commercial banking division, focused promotions of certain consumer loan products, and retention of certain jumbo residential adjustable rate mortgages.  The mix did improve across the comparable six month periods with loans averaging 69.4% of earning assets for 2005 compared to 61.7% in the like 2004 period.

Average earnings assets for the six months ended June 30, 2005 increased $76.3 million from the like 2004 period ($2,084.1 million compared to $2,007.8 million).  Average interest bearing deposits in this same time-frame were up $39.8 million, ($1,479.1 million compared to $1,439.3 million).  The balance of the funding in earning asset growth came from increases in non interest bearing demand deposits and other borrowings.

Provision and Allowance for Loan Losses.  Mid-State did not make a provision for loan losses in the second quarter of 2005 and recorded a benefit to the provison of $2.7 million in the second quarter of 2004.  Management believes that the allowance for loan losses and allowance for losses - unfunded commitments, which collectively stand at 1.0% of total loans at June 30, 2005, are adequate to cover inherent losses in the portfolio.  Management has determined that the allocated and unallocated components of the reserve as calculated and required for its non performing loans and the general loan loss reserve, are sufficient to offset potential losses arising from less than full recovery of the loans from the supporting collateral.  Non performing loans consist of loans on non-accrual and accruing loans 90 days or more past due.  The $15.2 million of collective allowances for credit losses is approximately 294% of the level of non performing loans at June 30, 2005 compared to 131% one year earlier.  Non performing loans were $5.2 million at June 30, 2005 compared to $11.8 million one year earlier.  These non-performing loans, which in recent quarters have been centered primarily in one loan secured by real estate (originally totaling $8.5 million), were reduced in the first six months of the year as a result of the receipt of $6.0 million in principal reductions on that one loan.  Management has specific reserves against the remaining principal on this loan and other potential losses inherent in its impaired loans that it believes are adequate at the present time.  Additionally, the Company has not held any other real estate owned (property acquired through loan foreclosure) over the last twelve months.  A combination of loan payoffs and improvements in the underlying credit quality of certain borrowers has led to a drop in internally classified assets over this period also.  The improving trend in non performing loans, improvements in the level of internally classified assets, net recoveries from the Company’s on-going collection efforts and the improved local economic conditions have improved the Company’s asset quality.

Changes in the allowances for losses (in thousands) for the periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance at beginning of period:
Allowance for loan losses	$13,630	$16,584	$13,799	$16,063
Allowance for losses-unfunded commitments	1,624	1,867	1,783	1,941
Total allowances for losses at beginning of period	15,254	18,451	15,582	18,004

(Reductions) additions to the allowance for losses – unfunded commitments (credited) charged to expense	135	(297)	(24)	(371)
(Reductions) additions to the allowance for loan losses (credited) charged to provision	—	(2,700)	—	(2,700)
Loans charged off	(384)	(204)	(694)	(547)
Recoveries of loans previously charged-off	157	215	298	1,079
Total allowances for losses-end of quarter	$15,162	$15,465	$15,162	$15,465

Allowance for loan losses	$13,403	$13,895	$13,403	$13,895
Allowance for losses-unfunded commitments	1,759	1,570	1,759	1,570
Total allowances for losses-end of quarter	$15,162	$15,465	$15,162	$15,465

At June 30, 2005, the recorded investments in loans, which have been identified as impaired totaled $5,978,000.   Of this amount, $2,250,000 related to loans with no valuation allowance and $3,728,000 related to loans with a corresponding valuation allowance of $2,515,000.  Impaired loans totaled $11,844,000 at June 30, 2004, of which $2,118,000 related to loans with no valuation allowance and $9,725,000 related to loans with a corresponding valuation allowance of $2,949,000.  The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position.  For the quarter ended June 30, 2005, the average recorded investment in impaired loans was $6,342,000 compared to $12,137,000 in the 2004 period.  A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on non-accrual status.

Non-interest Income.  Non-interest income for the second quarter of 2005 was $5.4 million, down from the $7.9 million earned in the 2004 period.  There was a decrease of $1.7 million in merchant processing income as a result of outsourcing that activity late in 2004.  In outsourcing this activity, the Company now receives a payment, net of expenses, which is realized into non-interest income – the net effect on total earnings is about the same, but has the effect of reducing both non-interest income and non-interest expense.  The Company experienced a gain on sale of other real estate owned of $1.1 million in the second quarter of 2004 with no comparable gain in the second quarter of 2005.  There was also a decrease in service charges and fees of approximately $144 thousand over the comparable periods, primarily as a result of a reduction in account analysis charges collected (account analysis customers kept larger balances in the 2005 second quarter compared to the like 2004 period and the earnings credit rate was higher in 2005 compared to the 2004 period thus yielding lower account analysis service charges).  Various other line items showed modest improvements and collectively these partially offset the declines noted above.

For the six month periods ended June 30, 2005 and 2004, non-interest income declined from $14.9 million to $10.8 million in the current period.  There was a decrease of $2.9 million in merchant processing income as a result of outsourcing that activity late in 2004 as explained above.  The Company experienced a gain on sale of other real estate owned of $1.1 million in the 2004 period with no comparable gain in the 2005 period.  There was also a decrease in service charges and fees of approximately $352 thousand over the comparable periods, primarily as a result of a reduction in account analysis charges collected (account analysis customers kept larger balances in the 2005 second quarter compared to the like 2004 period and the earnings credit rate was higher in 2005 compared to the 2004 period thus yielding lower account analysis service charges).  Gains on sale of securities were also $294 thousand lower in the 2005 period compared to the like 2004 period.  Various other line items showed modest improvements and collectively these partially offset the declines noted above.

Non-interest Expense.  Non-interest expense for the second quarter of 2005 decreased $1.7 million to $19.2 million from the $20.9 million in the like 2004 period.  For the six months ended June 30, it decreased from $40.6 million to $37.5 million.

There was a modest decrease in salaries and benefits expense of $514 thousand in the second quarter of 2005 compared to 2004.  For the six month period, there was a $243 thousand decline in 2005 compared to 2004.  Declines between the two periods are primarily related to certain non recurring costs, such as severance payments, incurred in the 2004 periods and to higher salary and benefit levels related to the Company’s Ojai acquisition  incurred in 2004 relative to 2005.

Occupancy and furniture expense was virtually unchanged in the second quarter of 2005 at $3.1 million from the like amount one year earlier.  For the six months year-to-date 2005, the expense was $6.0 million, down slightly from the $6.2 million in the same 2004 period.  Lower maintenance costs were more than offsetting increases in depreciation and rental expense.

Other operating expense declined from $6.6 million in the second quarter of 2004 to $5.5 million in the 2005 period.  The decrease across the comparable quarters was primarily attributable to the outsourcing of merchant processing, as discussed above, which reduced non interest expense by $1.6 million.  For the six months year-to-date 2005, other non-interest expense was $9.8 million down $2.7 million from the $12.5 million expense in 2004.  The decrease here was also primarily attributable to the outsourcing of merchant processing activity which reduced non interest expense by $2.8 million.

Provision for Income Taxes.  The provision for income taxes in the second quarter decreased modestly from $5.0 million in the 2004 period to $4.6 million in the current year’s three month period.  The Company’s consolidated tax rate was approximately 32.7% in the 2005 period, down somewhat from the 34.7% level in 2004.   An increase in tax exempt municipal income accounted for the lower tax rates in comparing the two quarters.

For the six months year-to-date, provision for income taxes were $9.4 million compared to $8.8 million in the prior year.  The corresponding tax rates were 33.4% in 2005 compared to 34.0% in 2004.  An increase in tax exempt municipal income again accounted for the lower tax rate.

While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax-exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.

Balance Sheet.  Total assets at June 30, 2005 totaled $2.351 billion, up 4.4% from the level one year earlier of $2.252 billion.  Total deposits also rose 3.6% to $2.025 billion, up from $1.954 billion one year earlier.  Time Deposits under $100 thousand decreased from $236.4 million one year earlier to $229.8 million at period end and Time Deposits over $100 thousand increased by $20.6 million.  Non Interest Bearing Demand increased from $498.8 million a year ago to $561.4 million in the current year.  All other core deposit categories of NOW, Money Market and Savings decreased to $1.049 billion from $1.055 billion one year earlier.  Loan activity over the last year has increased, with net loans increasing by $175 million from $1.302 billion to $1.477 billion at period-end.  Loans held for sale (single family, mortgage originations) decreased slightly to $10.9 million from $12.8 million one year earlier.  Stockholders’ equity increased by $2.7 million when comparing June, 2005 over June, 2004 (see below under Capital Resources for a recap of the components of this change).

Mid-State Bancshares’ loan to deposit ratio of 73.6% at June 30, 2005 is up from the 67.3% ratio one year earlier.  There is ample internal liquidity to fund increases in this ratio through liquidation of Mid-State’s $580.1 million investment portfolio which is categorized entirely as available for sale, as well as through the accumulation of additional deposits.

Investment Securities and Fed Funds Sold.  Of the $580.1 million portfolio at June 30, 2005, 4% is invested in U.S. treasury securities, 27% is invested in U.S. government agency obligations, 67% is invested in municipal and corporate securities and 2% is invested in mortgage-backed securities.  Sixty percent of all investment securities and fed funds sold combined mature within five years.  Approximately 23% of the total portfolio matures in less than one year.  The Company’s investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 15 years.  The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

A summary of investment securities owned is as follows:

June 30, 2005

		Gross	Gross
(amounts in 000’s)	Cost	Unrealized	Unrealized	Market
Securities Available For Sale	Basis	Gains	Losses	Value
U.S. Treasury securities	$24,977	$109	$(157)	$24,929
Securities of U.S. government agencies and corporations	158,887	469	(1,326)	158,030
Mortgage backed securities	8,749	574	(11)	9,312
Obligations of states and political subdivisions	362,512	9,257	(408)	371,361
Other investments	16,394	60	(24)	16,430
TOTAL	$571,519	$10,469	$(1,926)	$580,062

December 31, 2004

		Gross	Gross
(amounts in 000’s)	Cost	Unrealized	Unrealized	Market
Securities Available For Sale	Basis	Gains	Losses	Value
U.S. Treasury securities	$25,630	$5	$(148)	$25,487
Securities of U.S. government agencies and corporations	217,028	796	(1,170)	216,654
Mortgage backed securities	8,824	650	(57)	9,417
Obligations of states and political subdivisions	365,821	11,604	(387)	377,038
Other investments	16,081	141	(1)	16,221
TOTAL	$633,384	$13,196	$(1,763)	$644,817

The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005.

	Less than 12 months		12 months or more		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(amounts in 000’s)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$9,869	$(122)	$4,021	$(35)	$13,890	$(157)

Securities of U.S. government agencies and corporations	31,384	(189)	90,177	(1,137)	121,561	(1,326)
Mortgage backed securities	604	(11)	—	—	604	(11)
Obligations of states and political subdivisions	22,740	(95)	11,523	(313)	34,263	(408)
Other investments	1,988	(24)	—	—	1,988	(24)
TOTAL	$66,585	$(441)	$105,721	$(1,485)	$172,306	$(1,926)

All of the unrealized losses identified in the table above are primarily attributable to changes in general interest rate levels and are not considered to be other than a temporary impairment.  The unrealized losses are not the result of any deteriorating financial conditions or near term prospects of the underlying issuers and Management believes that it has the intent and ability to retain these investment securities to allow for the eventual recovery in market value.

Capital Resources.  On January 21, 2004 the Company’s Board of Directors authorized the repurchase of up to 1,178,352 additional shares of the Company’s common stock.  This authorization did not have an expiration date.  There were 315,787 shares of the Company’s common stock repurchased in the second quarter of 2005 at an average price of $26.06 per share compared to 157,350 shares repurchased in the 2004 period at an average price of $22.48 per share.  Year-to-date, the Company has repurchased 509,557 shares of stock at an average price of $26.52 compared to 158,212 shares repurchased in the 2004 period at an average price of $22.51.  All of these shares were purchased in open market transactions.  As of June 30, 2005, the Company is continuing the program and can repurchase up to 10,800 additional shares under the January 2004 authorization.

On June 15, 2005 the Board authorized the repurchase of up to an additional five percent of its outstanding shares, or up to 1,141,373 additional shares of the Company’s common stock.  This authorization does not have an expiration date.  This 2005 authorization allows the Company to continue its buyback program uninterrupted when the remaining shares under the 2004 authorization have been purchased..

The Board of Directors declared a cash dividend during both the first and second quarters of $0.16 per share compared to $0.14 per share in each of the first two quarters one year earlier.

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

The Company has adequate liquidity at the present time.  Its loan to deposit ratio at June 30, 2005 was 73.6% versus 67.3% one year earlier.  The Company normally strives for a loan to deposit ratio in the 65% to 75% range.  The Company’s internally calculated liquidity ratio stands at 30.6% at June 30, 2005, which is above its minimum policy of 15% and below the 37.3% level of June 30, 2004.  Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

Contractual Obligations.  As of June 30, 2005, the Company had the following contractual obligations.

	One Year	Over One to	Over Three to	Over
	Or Less	Three Years	Five Years	Five Years	Total

Long Term Debt	$—	$20,000	$—	$2,000	$22,000

Operating Leases	2,016	3,770	3,072	3,712	12,570

Total Contractual Obligations	$2,016	$23,770	$3,072	$5,712	$34,570

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

The Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $44.4 million at June 30, 2005, up from $29.2 million one year earlier.  Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $653.1 million, which was up from the $565.4 million outstanding one year earlier.  The Company has an allowance for losses-unfunded commitments totaling $1,759,000 and $1,570,000 at June 30, 2005 and 2004, respectively, to cover losses inherent in its letter of credit accommodations and undisbursed loan commitments.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

The Company does make loans and leases to related parties (directors and officers) in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons of similar creditworthiness, and in the opinion of Management, have not involved more than the normal risk of repayment or presented any other unfavorable features.  These loans and leases totaled $11.4 million and $5.7 million at June 30, 2005 and 2004, respectively.

In the ordinary course of business, the Company is a party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 6 of the Company’s consolidated financial statements contained in Item 8 of Part II of the Company’s December 31, 2004 Annual Report on Form 10K.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

The Company expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges.  A recent review as of June 30, 2005 of the potential changes in the Company’s net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +5.3% and –3.1% of the base case (rates unchanged) of $114.5 million.  The Company’s policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months.  Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Company’s net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant (Prime down to 4.50% over 6 months)	-3.1%

Rates Down Significant (Prime down to 4.75% over 7 months)	-1.9%

Rates Down Modestly (Prime down to 5.50% over 7 months)	-0.6%

Base Case - Rates Unchanged (Prime unchanged at 6.25%)	—

Rates Up Modestly (Prime up to 7.25% over 10 months)	+3.8%

Rates Up Aggressive (Prime up to 8.25% over 10 months)	+5.3%

Rates Up Very Aggressive (Prime up to 9.25% over 10 months)	+4.9%

Net interest income under the above scenarios is influenced by the characteristics of the Company’s assets and liabilities.  In the case of N.O.W., savings and money market deposits (total $1.049 billion) interest is based on rates set at the discretion of management ranging from 0.25% to 1.10%.  In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments.  In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

It is important to note that the above table is a summary of several forecasts and actual results may vary.  The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time.  Factors affecting these estimates and assumptions include, but are not limited to - competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses.  Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s net interest income.  Therefore the results of this analysis should not be relied upon as indicative of actual future results.  Historically, the Company has been able to manage its Net Interest Income in a fairly narrow range reflecting the Company’s relative insensitivity to interest rate changes.  The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis.  Over the last 5 calendar years (2000 – 2004), the Company’s net interest margin (which is net interest income divided by average earning assets of the Bank) had ranged from a low of 4.95% to a high of 6.44% (not taxable equivalent).  The Company’s net interest margin in 2004 of 4.95% is at the low end of this range by historical standards, coming off the higher levels experienced in 2000 of 6.44%.  Recent increases in interest rates (e.g. – nine 25 basis point increases in the Federal Funds Rate and Prime Rate) which began at the end of June 2004 have led to an improving net interest margin for the Company to 5.37% in the second quarter of 2005 (5.30% for the six months ended June 30, 2005).  The net interest margin under the forecasted alternative scenarios ranges from 5.07% to 5.49%.  Management believes this range of scenarios is conservative given current interest rate levels, but no assurances can be given that actual future experience will fall within this range.

The Company’s exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil.  The Company does not own any instruments within these markets.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

On January 21, 2004 the Board authorized the repurchase of up to 1,178,352 additional shares of the Company’s common stock.  This authorization does not have an expiration date.  There were 315,787 shares of the Company’s common stock repurchased in the second quarter of 2005 at an average price of $26.06 per share.  All of these shares were purchased in open market transactions.  As of June 30, 2005, the Company is continuing the program and can repurchase up to 10,800 additional shares under the January 2004 authorization.

The following table provides the information with respect to the purchases made under the publicly announced stock repurchase program during the second quarter ended June 30, 2005.  All of these shares were purchased in open market transactions or in block purchases or in privately negotiated transactions in compliance with Securities and Exchange Commission (SEC) rules.

	Total	Average Price	Remaining Shares	Dollar Value of Shares
	Number of	Paid	That May be Purchased	That May be Purchased
Month of	Shares Purchased	Per Share	Under the Authorization	Under the Authorization (1)

April 2005	65,964	$25.51	260,623	$6,353,989
May 2005	191,719	$25.89	68,904	$1,844,560
June 2005	58,104	$27.23	10,800	$299,916

Totals	315,787	$26.06	10,800	$299,916

(1)	Value is based on the closing price of the Company’s stock multiplied by the number of shares that may be purchased under the authorization.

On June 15, 2005 the Board authorized the repurchase of up to five percent of its outstanding shares, or up to 1,141,373 additional shares of the Company’s common stock.  This authorization does not have an expiration date.  This 2005 authorization will allow the Company to continue its buyback program uninterrupted.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

The following two items were submitted to the security holders for approval at the annual meeting held on May 17, 2005:

1.                 Election of the following two persons for a term of three years to the Board of Directors of the Company.

Both persons were re-elected by the following vote:

NAME	FOR	WITHHELD

Gregory R. Morris	18,508,619	1,013,846
Carrol R. Pruett	16,347,656	3,174,809

2.                 Approval of the Mid-State Bancshares 2005 Equity Based Compensation Plan which reserves $1,000,000 of common shares for issuance in accordance with its terms.

The Plan was approved by the following vote:

	FOR	WITHHELD

2005 Equity Based Compensation Plan	12,117,962	1,537,803

Item 5 - Other Information

None.

Item 6 - Exhibits

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

Mid-State Bancshares

Date: August 4, 2005	By:	/s/ JAMES W. LOKEY
JAMES W. LOKEY
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2005	By:	/s/ JAMES G. STATHOS
JAMES G. STATHOS
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.