Form 10-Q
period 2005-09-30
MID-STATE BANCSHARES
filed 2005-11-08
CIK 1027324

United States
Securities and Exchange Commission

Washington, D.C. 20429

FORM 10-Q

☒                                 Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

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

Yes ☒   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No   ☒

Number of shares of common stock of the Company outstanding as of October 31, 2005:  22,562,845 shares.

Mid-State Bancshares

September 30, 2005

Index

PART I - FINANCIAL INFORMATION

Item 1	–Financial Statements (Unaudited)

Consolidated Statements of Financial Position

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Capital Accounts

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 2 –Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 –Quantitative and Qualitative Disclosures About Market Risk

Item 4 –Controls and Procedures

PART II - OTHER INFORMATION

Item 1 –Legal Proceedings

Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 –Defaults Upon Senior Securities

Item 4 –Submission of Matters to a Vote of Security Holders

Item 5 –Other Information

Item 6 –Exhibits

Signatures

EX-31 Certifications

EX-32 Certification Pursuant to 18 U.S.C. Sec. 1350

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Mid-State Bancshares

Consolidated Statements of Financial Position

(Unaudited - figures in 000’s)

	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2004
ASSETS
Cash and Due From Banks	$130,602	$112,669	$119,104
Fed Funds Sold	32,100	6,000	—
Securities Available For Sale	617,715	644,817	688,923
Loans Held for Sale	10,391	12,988	10,001
Loans, net of unearned income	1,497,704	1,421,894	1,394,478
Allowance for Loan Losses	(11,532)	(13,799)	(13,912)
Net Loans	1,486,172	1,408,095	1,380,566

Premises and Equipment, Net	24,635	24,946	25,213
Accrued Interest Receivable	13,935	11,918	13,099
Goodwill	47,840	47,840	47,840
Core Deposit Intangibles, net	6,701	7,732	8,076
Other Assets	52,282	19,082	16,721
Total Assets	$2,422,373	$2,296,087	$2,309,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non Interest Bearing Demand	$589,601	$517,139	$524,785
NOW Accounts, Money Market and Savings Deposits	1,088,091	1,083,139	1,075,583
Time Deposits Under $100	232,062	227,972	231,147
Time Deposits $100 or more	196,208	166,295	168,052
Total Deposits	2,105,962	1,994,545	1,999,567
Other Borrowings	23,680	6,582	5,843
Allowance for Losses – Unfunded Commitments	1,839	1,783	1,682
Accrued Interest Payable and Other Liabilities	19,206	18,550	23,989
Total Liabilities	2,150,687	2,021,460	2,031,081
Commitments and Contingencies

Shareholders’ Equity:
Common Stock and Surplus (Shares outstanding of 22,623, 23,099 and 23,323, respectively)	45,384	61,439	68,348
Retained Earnings	224,349	206,328	200,626
Accumulated Other Comprehensive Income net of taxes of $1,302, $4,573 and $6,326 respectively	1,953	6,860	9,488
Total Equity	271,686	274,627	278,462
Total Liabilities and Equity	$2,422,373	$2,296,087	$2,309,543

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Income

(Unaudited - figures in 000’s except earnings per share data)

	Three Month Period Ended Sept. 30,		Nine Month Period Ended Sept. 30,
	2005	2004	2005	2004
Interest Income:
Interest and fees on loans	$26,780	$22,106	$76,533	$62,343
Interest on investment securities -
U.S. Treasury securities	189	178	494	820
U.S. Government agencies and corporations	1,562	2,095	4,569	6,595
Obligations of states and political sub-divisions and other securities	3,936	3,708	11,661	11,029
Interest on fed funds sold	456	149	802	306
Total Interest Income	32,923	28,236	94,059	81,093
Interest Expense:
Interest on NOW, money market and savings	1,391	654	3,321	1,855
Interest on time deposits less than $100	1,452	849	3,726	2,595
Interest on time deposits of $100 or more	1,247	546	3,030	1,548
Interest other	234	34	654	151
Total Interest Expense	4,324	2,083	10,731	6,149
Net Interest Income before provision for loan losses	28,599	26,153	83,328	74,944
Provision (Benefit) for loan losses	—	—	—	(2,700)
Net Interest Income after provision for loan losses	28,599	26,153	83,328	77,644
Other Operating Income:
Service charges and fees	2,374	2,574	7,094	7,646
Commissions, fees and other service charges	2,238	3,545	6,497	10,146
Net gain on sale of securities	—	93	88	475
Net gain on sale of loans held for sale	179	40	417	414
Other non-interest income	480	998	1,948	3,479
Total Other Operating Income	5,271	7,250	16,044	22,160
Other Operating Expense:
Salaries and employee benefits	11,105	10,579	32,761	32,478
Occupancy and furniture	3,105	3,153	9,146	9,361
Other operating expenses	5,263	6,533	15,112	18,997
Total Other Operating Expense	19,473	20,265	57,019	60,836
Income Before Taxes	14,397	13,138	42,353	38,968
Provision for income taxes	4,905	4,465	14,259	13,257
Net Income	$9,492	$8,673	$28,094	$25,711
Earnings per share:
– basic	$0.42	$0.37	$1.23	$1.09
– diluted	$0.41	$0.36	$1.20	$1.07
Dividends per share	$0.16	$0.14	$0.48	$0.42
Average shares used in earnings per share calculations:
– basic	22,709	23,369	22,869	23,496
– diluted	23,231	23,842	23,388	23,949

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Comprehensive Income

(Unaudited - figures in 000’s)

	Three Month Period Ended Sept. 30,		Nine Month Period Ended Sept. 30,
	2005	2004	2005	2004
Net Income	$9,492	$8,673	$28,094	$25,711
Other Comprehensive Income Before Taxes:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during period	(5,288)	8,788	(8,090)	(4,188)
Reclassification adjustment for (gains) included in net income	—	(93)	(88)	(475)
Other comprehensive (loss) income, before tax	(5,288)	8,695	(8,178)	(4,663)
Income tax (credit) expense related to items in comprehensive income	(2,115)	3,478	(3,271)	(1,874)
Other Comprehensive (Loss) Income, Net of Taxes	(3,173)	5,217	(4,907)	(2,789)
Comprehensive Income	$6,319	$13,890	$23,187	$22,922

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Changes in Capital Accounts

(Unaudited - figures in 000’s except share amounts)

	Number of Shares	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, December 31, 2004	23,099,159	$61,439	$206,328	$6,860	$274,627
Cash dividend	—	—	(10,941)	—	(10,941)
Exercise of stock options	246,880	3,660	—	—	3,660
Tax Benefit from exercise of options	—	—	868	—	868
Net income	—	—	28,094	—	28,094
Change in net unrealized gain on available for sale securities, net of taxes of ($3,271)	—	—	—	(4,907)	(4,907)
Stock repurchased	(723,192)	(19,715)	—	—	(19,715)

BALANCE, Sept. 30, 2005	22,622,847	$45,384	$224,349	$1,953	$271,686

BALANCE, December 31, 2003	23,567,478	$75,506	$184,771	$12,277	$272,554
Cash dividend	—	—	(9,856)	—	(9,856)
Exercise of stock options	129,008	1,659	—	—	1,659
Net income	—	—	25,711	—	25,711
Change in net unrealized gain on available for sale securities, net of taxes of ($1,874)	—	—	—	(2,789)	(2,789)
Stock repurchased	(373,819)	(8,817)	—	—	(8,817)

BALANCE, Sept. 30, 2004	23,322,667	$68,348	$200,626	$9,488	$278,462

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Cash Flows

(Unaudited - figures in 000’s)

	Nine Month Period Ended Sept. 30,
	2005	2004
OPERATING ACTIVITIES
Net Income	$28,094	$25,711
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	(2,700)
Depreciation and amortization	4,044	4,669
Net amortization of prem./discounts-investments	2,799	3,987
Gain on sale of loans held for sale	(417)	(414)
Gain on sale of other real estate owned	—	(1,084)
Gain on sale of securities, net	(88)	(475)
Net decrease in loans held for sale	3,016	3,823
Change in deferred loan fees	(340)	(146)
Changes in assets and liabilities:
Accrued interest receivable	(2,017)	(925)
Core deposit intangible	1,031	1,031
Other assets, net	69	(4,141)
Other liabilities, net	1,580	9,451
Net cash provided by operating activities	37,771	38,787
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments	125,265	117,541
Purchases of investments	(139,052)	(39,960)
Net increase in loans	(77,737)	(238,851)
Proceeds from sale of other real estate owned	—	4,512
Purchases of premises and equipment, net	(3,733)	(2,526)
Net cash used in investing activities	(95,257)	(159,284)
FINANCING ACTIVITIES
Net increase in deposits	111,417	87,136
Increase (decrease) in other borrowings	17,098	(1,784)
Exercise of stock options	3,660	1,659
Cash dividends paid	(10,941)	(9,856)
Repurchase of company stock	(19,715)	(8,817)
Net cash provided by financing activities	101,519	68,338
Increase (decrease) in cash and cash equivalents	44,033	(52,159)
Cash and cash equivalents, beginning of period	118,669	171,263
Cash and cash equivalents, end of period	$162,702	$119,104
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,782	$6,138
Cash paid during the period for taxes on income	14,457	9,306
Supplemental disclosure of non-cash investing activities:
Transfer of security investment for other assets	30,000	—

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

	Three Month Period Ended Sept. 30, 2005			Three Month Period Ended Sept. 30, 2004
	Net Income	Shares	EPS	Net Income	Shares	EPS
Net Income as reported	$9,492			$8,673

Basic Earnings Per Share:
Income available to Common Shareholders	$9,492	22,709	$0.42	$8,673	23,369	$0.37

Effect of dilutive securities:
Stock Options		522			473

Diluted Earnings Per Share:
Income available to Common Shareholders	$9,492	23,231	$0.41	$8,673	23,842	$0.36

	Nine Month Period Ended Sept. 30, 2005			Nine Month Period Ended Sept. 30, 2004
	Net Income	Shares	EPS	Net Income	Shares	EPS
Net Income as reported	$28,094			$25,711

Basic Earnings Per Share:
Income available to Common Shareholders	$28,094	22,869	$1.23	$25,711	23,496	$1.09

Effect of dilutive securities:
Stock Options		519			453

Diluted Earnings Per Share:
Income available to Common Shareholders	$28,094	23,388	$1.20	$25,711	23,949	$1.07

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

In June 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) issued guidance on its Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The guidance made recommendations regarding unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.”  The guidance for evaluating whether an investment is other-than-temporarily impaired was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  The disclosures were to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124.  On September 30, 2004, the FASB Board directed the issuance of FASB Staff Position (FSP) EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.”  The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of issue 03-1.  The FASB asked constituents to comment on whether the application guidance with respect to “minor impairments” should also be applied to securities analyzed for impairment under paragraphs 10-15 of Issue 03-1.  At the June 29, 2005 meeting, the Board decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed the staff to finalize proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” The final FSP, retitled as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” would:

1.               Replace the guidance in paragraphs 10–18 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and refer to existing other-than-temporary impairment guidance—for example, FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”

2.               Supersede Issue 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”

3.               Codify the guidance set forth in Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made

4.               Be effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005.

At the September 7, 2005 meeting, the Board directed the staff to consider transition guidance for the proposed FSP.  At the September 14, 2005 meeting, the Board decided to retain the paragraph in the proposed FSP pertaining to the accounting for debt securities subsequent to an other-than-temporary impairment and add a footnote to clarify that the proposed FSP does not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security.  In addition, the Board decided that (1) transition would be applied prospectively and (2) the effective date would be reporting periods beginning after December 15, 2005.  Adoption of EITF Issue 03-1-a is not expected to have a material impact on the Company’s results of operations and its financial position.

The FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” in December 2004.  The revised Statement is SFAS No. 123R (revised 2004), “Share-Based Payment” and it will supercede APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  It is to be effective for the Company as of the beginning of the first annual reporting period that begins after June 15, 2005.  The Statement requires that the Company measures the cost of employee services received in exchange for an award of equity instruments (share based payment awards) based on the grant date fair value of the award and the estimated number of awards that are expected to vest.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award – usually the vesting period.  Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.  The Company currently applies APB Opinion No. 25, in accounting for its Plan.  Accordingly, no compensation expense has been recognized for grants under the Plan.  Pro forma disclosures of net income and earnings per share are however disclosed in Note 15 of the Company’s Annual Report on Form 10K.  The Company expects to adopt the revised Statement for the first quarter of 2006.  The Company is considering several options in implementing the new accounting treatment, including, among other things, the acceleration of vesting of existing options in 2005 which would result in both a charge to earnings prior to year-end and additional diluted shares outstanding.  The exact amount of the impact, if acceleration is selected, is still being calculated at this time.  Absent the acceleration of vesting in 2005, the Company expects that adoption of SFAS No. 123R would have a material effect on its Consolidated Statements of Income, Comprehensive Income and Changes in Capital Accounts in future years.

FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” on June 1, 2005, a replacement of APB No. 20 and SFAS No. 3.  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial information between periods.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company expects to adopt the Statement for the first quarter of 2006 and expects it will not have a material effect on its consolidated financial statements.

NOTE D – CORE DEPOSIT INTANGIBLES, NET

The following is a summary of the Company’s core deposit intangibles.  Figures are in thousands (unaudited).

	Sept. 30, 2005			Sept. 30, 2004
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Core Deposit Intangible	$11,596	$(4,895)	$6,701	$11,596	$(3,520)	$8,076

	Dec. 31, 2004
	Gross Amount	Accumulated Amortization	Net Carrying Amount

Core Deposit Intangible	$11,596	$(3,864)	$7,732

Aggregate Amortization Expense of Core Deposit Intangibles ($ in 000’s):

	Three Month Period Ended Sept. 30,		Nine Month Period Ended Sept. 30,
	2005	2004	2005	2004
Amortization of Core Deposit Intangible	$344	$344	$1,031	$1,031

The amortization expense for core deposit intangibles is included within other operating expenses on the consolidated statements of income.  Based on a review of the Company’s core deposit intangible at September 30, 2005 in relation to the core deposits retained to which the intangible relates, it was determined that a downward adjustment in the amortization rate was appropriate under generally accepted accounting principles.  The projected amortization  expense  for  core deposit intangibles,  assuming no further  acquisitions or dispositions or changes in amortization rates, is approximately $872 thousand per year over the next five years.

NOTE E – STOCK OPTIONS

On May 17, 2005, shareholders of the Company approved a new equity based compensation plan, the Mid-State Bancshares 2005 Equity Based Compensation Plan (the “2005 Plan”) which reserves an additional 1,000,000 common shares for issuance in accordance with the terms of the Plan.  The 2005 Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted share units, performance based cash only awards, or any combination thereof.  It replaces the 1996 Stock Option Plan which is described more fully in Footnote 15 of the Company’s December 31, 2004 Annual Report on Form 10-K.  Shares available for issuance under the 1996 Plan are now included in the 2005 Plan, resulting in 1,025,572 shares currently being available to be issued (4.53% of current and issued outstanding common stock) as of September 30, 2005.

The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three month and nine month periods ended September 30.  The assumptions utilized in calculating the stock-based compensation expense determined under the intrinsic value based method were generally the same at September 30, 2005 and 2004 as they were at year-end.

	Three Month Period Ended Sept. 30,		Nine Month Period Ended Sept. 30,
(dollars in 000’s except per share amounts)	2005	2004	2005	2004
Net income, as reported	$9,492	$8,673	$28,094	$25,711
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related taxes	(609)	(484)	(1,769)	(1,408)

Proforma net income	$8,883	$8,189	$26,325	$24,303

Basic income per share, as reported	$0.42	$0.37	$1.23	$1.09
Proforma basic income per share	$0.39	$0.35	$1.15	$1.03

Diluted income per share, as reported	$0.41	$0.36	$1.20	$1.07
Proforma diluted income per share	$0.38	$0.34	$1.13	$1.01

NOTE F - SECURITIES

The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2005.

	Less than 12 months		12 months or more		Total
(amounts in 000’s)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury securities	$10,873	$(20)	$12,860	$(165)	$23,733	$(185)

Securities of U.S. government agencies and corporations	82,387	(493)	105,755	(1,196)	188,142	(1,689)
Mortgage backed securities	1,349	(8)	1,754	(46)	3,103	(54)
Obligations of states and political subdivisions	101,440	(877)	16,678	(383)	118,118	(1,260)
Other investments	3,955	(53)	—	—	3,955	(53)
TOTAL	$200,004	$(1,451)	$137,047	$(1,790)	$337,051	$(3,241)

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

NOTE H – REPORTABLE BUSINESS SEGMENTS

Below is a summary statement of income for the three months and nine months ended September 30, 2005 and 2004 for each reportable business segment.

Three Months Ended September 30,

(unaudited –	Community Banking		Mid Coast Land Company		Trust Services		Mid-State Bancshares
dollars in 000’s)	2005	2004	2005	2004	2005	2004	2005	2004

Interest Income	$32,923	$28,236	$—	$—	$—	$—	$32,923	$28,236
Interest Expense	4,324	2,083	—	—	—	—	4,324	2,083
Net Interest Income	28,599	26,153	—	—	—	—	28,599	26,153
Provision for Loan Losses	—	—	—	—	—	—	—	—
Non Interest Income	4,749	6,908	179	106	343	236	5,271	7,250
Non Interest Expense	19,229	20,045	3	3	241	217	19,473	20,265
Pre-Tax Income	$14,119	$13,016	$176	$103	$102	$19	$14,397	$13,138

Nine Months Ended September 30,

(unaudited –	Community Banking		Mid Coast Land Company		Trust Services		Mid-State Bancshares
dollars in 000’s)	2005	2004	2005	2004	2005	2004	2005	2004

Interest Income	$94,059	$81,093	$—	$—	$—	$—	$94,059	$81,093
Interest Expense	10,731	6,149	—	—	—	—	10,731	6,149
Net Interest Income	83,328	74,944	—	—	—	—	83,328	74,944
Provision for Loan Losses	—	(2,700)	—	—	—	—	—	(2,700)
Non Interest Income	14,603	21,000	529	485	912	675	16,044	22,160
Non Interest Expense	56,321	60,189	9	24	689	623	57,019	60,836
Pre-Tax Income	$41,610	$38,455	$520	$461	$223	$52	$42,353	$38,968

NOTE I – GUARANTEES

The Company has guarantees outstanding under performance standby letter of credit accommodations made to its customers in the ordinary course of business totaling $52.0 million at September 30, 2005, up from $29.1 million one year earlier.

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

Many of the commitments are expected to expire without being drawn upon.  Accordingly, the total outstanding commitment amount does not necessarily represent future cash requirements.  The Company does not anticipate any significant losses as a result of these transactions.  Provision has been made for losses which may be sustained in the fulfillment of, or from an inability to fulfill, any commitments.  The provision at September 30, 2005 was $1.8 million, compared to $1.7 million one year earlier, and is reflected on the Consolidated Statements of Financial Position as Allowance for Losses – Unfunded Commitments.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months and nine months ended September 30, 2005.  This analysis should be read in conjunction with our 2004 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Mid-State Bancshares on a consolidated basis.

Certain statements contained in this Quarterly Report of Form 10-Q (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, the recovery of unrealized losses in the investment portfolio and allowance for credit losses.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, those concerning (i) the Company’s strategies, objectives and plans for expansion of its operations, products and services, and growth of its portfolio of loans, investments and deposits, (ii) the Company’s beliefs and expectations regarding actions that may be taken by regulatory authorities having oversight of its operation and interest rates, (iii) the Company’s beliefs as to the adequacy of its existing and anticipated allowances for loan and real estate losses and its expectations about the loss potential in its non-performing loans, (iv) the Company’s beliefs and expectations concerning future operating results, (v) the growth of its loan portfolio and its net interest margin and (vi) the strength of the economy and the increasing levels of competition in its service area.  Additional information on these and other factors that could affect financial results may be found in the Company’s 2004 Annual Report as filed on form 10-K, including in “Item 1. Business - Factors That May Affect Future Results of Operations.”  When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties.  We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Internal Controls Over Financial Reporting  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to enhance our internal control over financial reporting, primarily by evaluating and enhancing our processes and control documentation, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  We discuss with and disclose these matters to the Audit Committee of our Board of Directors and our external, independent auditors.  (See “Item 4 – Controls and Procedures.”)

Selected Financial Data - Summary.    The following table provides certain selected consolidated financial data as of and for the three months ending September 30, 2005 and 2004 (unaudited in 000’s, except per share data).

	Quarter Ended		At or for the 9 months ended
(In 000’s, except per share data)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004

Interest Income	$32,923	$28,236	$94,059	$81,093
Interest Expense	4,324	2,083	10,731	6,149
Net Interest Income	28,599	26,153	83,328	74,944
(Benefit)/Provision for Loan Losses	—	—	—	(2,700)
Net Interest Income after provision for loan losses	28,599	26,153	83,328	77,644
Non-interest income	5,271	7,250	16,044	22,160
Non-interest expense	19,473	20,265	57,019	60,836
Income before income taxes	14,397	13,138	42,353	38,968
Provision for income taxes	4,905	4,465	14,259	13,257
Net Income	$9,492	$8,673	$28,094	$25,711

Per share:
Net Income - basic	$0.42	$0.37	$1.23	$1.09
Net Income - diluted	$0.41	$0.36	$1.20	$1.07
Weighted average shares used in Basic E.P.S. calculation	22,709	23,369	22,869	23,496
Weighted average shares used in Diluted E.P.S. calculation	23,231	23,842	23,388	23,949
Cash dividends	$0.16	$0.14	$0.48	$0.42
Book value at period-end			$12.01	$11.94
Tangible book value at period end			$9.60	$9.54
Ending Shares			22,623	23,323

Financial Ratios
Return on assets (annualized)	1.57%	1.50%	1.60%	1.53%
Return on tangible assets (annualized)	1.60%	1.53%	1.64%	1.57%
Return on equity (annualized)	13.65%	12.47%	13.62%	12.42%
Return on tangible equity (annualized)	17.03%	15.64%	17.01%	15.61%
Net interest margin	5.22%	5.01%	5.27%	4.93%
Net interest margin (taxable equivalent yield)	5.63%	5.41%	5.69%	5.34%
Net loan losses (recoveries) to avg. loans	0.49%	(0.01)%	0.21%	(0.06)%
Efficiency ratio	57.5%	60.7%	57.4%	62.7%

Period Averages
Total Assets	$2,401,998	$2,306,318	$2,349,750	$2,249,562
Total Tangible Assets	2,347,308	2,250,254	2,294,719	2,193,155
Total Loans (includes loans held for sale)	1,517,357	1,358,768	1,470,976	1,279,738
Total Earning Assets	2,172,310	2,077,356	2,113,833	2,031,150
Total Deposits	2,082,464	2,005,694	2,032,504	1,951,211
Common Equity	275,854	276,652	275,846	276,426
Common Tangible Equity	221,164	220,587	220,815	220,019

(In 000’s, except per share data)	Sept. 30,2005	Sept. 30, 2004
Balance Sheet - At Period-End
Cash and due from banks	$130,602	$119,104
Investments and Fed Funds Sold	649,815	688,923
Loans held for sale	10,391	10,001
Loans, net of deferred fees, before allowance for loan losses	1,497,704	1,394,478
Allowance for Loan Losses	(11,532)	(13,912)
Goodwill and core deposit intangibles	54,541	55,916
Other assets	90,852	55,033
Total Assets	$2,422,373	$2,309,543

Non-interest bearing deposits	$589,601	$524,785
Interest bearing deposits	1,516,361	1,474,782
Other borrowings	23,680	5,843
Allowance for losses - unfunded commitments	1,839	1,682
Other liabilities	19,206	23,989
Shareholders’ equity	271,686	278,462
Total Liabilities and Shareholders’ equity	$2,422,373	$2,309,543

Asset Quality & Capital - At Period-End
Non-accrual loans	$8,323	$10,954
Loans past due 90 days or more	—	—
Other real estate owned	—	—
Total non performing assets	$8,323	$10,954

Allowance for losses to loans, gross (1)	0.9%	1.1%
Non-accrual loans to total loans, gross	0.6%	0.8%
Non performing assets to total assets	0.3%	0.5%
Allowance for losses to non performing loans (1)	160.7%	142.4%

Equity to average assets (leverage ratio)	9.2%	9.5%
Tier One capital to risk-adjusted assets	11.5%	12.4%
Total capital to risk-adjusted assets	12.2%	13.3%

(1) Includes allowance for loan losses and allowance for losses - unfunded commitments

Performance Summary.  The Company posted net income of $9.5 million for the three months ended September 30, 2005 compared to $8.7 million in the like 2004 period.  On a per share basis, diluted earnings per share were $0.41 in the 2005 period compared to $0.36 in the same quarter of 2004.  These earnings represent an annualized return on assets (R.O.A.) of 1.57% and 1.50%, respectively.  The annualized return on equity was 13.65% for the third quarter of 2005 compared to 12.47% in the third quarter of 2004.  The improved return on equity reflects both the improved R.O.A. noted above and the increased leverage of the Company.  The Company’s leverage ratio was 9.2% at September 30, 2005 compared to 9.5% one year earlier.  The growth in shareholders’ equity has been below the growth of the assets of the Company because the payment of dividends and the repurchase of common stock has exceeded the retention of the Company’s net income over the past twelve months.  The improved profitability as reflected in the R.O.A. noted above can generally be traced to improved net interest income in the 2005 period relative to 2004 owing to both volume and rate considerations discussed below.  This improvement more than offset a decrease in non interest income net of the decrease in non interest expense.

For the nine months year-to-date, the Company posted net income of $28.1 million compared to $25.7 million earned in the like 2004 period.  Diluted earnings per share were $1.20 in the first nine months of 2005 compared to $1.07 in the like period one year earlier.  These earnings represent an annualized return on assets of 1.60% and

1.53%, respectively, for the comparable 2005 and 2004 periods.  The annualized return on equity was 13.62% for the first nine months of 2005 compared to 12.42% in the first nine months of 2004.  Again, the improvement in return on equity reflects both the improved R.O.A. and the increased leverage of the Company.  The improved profitability as reflected in the R.O.A. also can be traced to improved net interest income in the 2005 period relative to 2004 owing to both volume and rate considerations discussed below.  This improvement more than offset a decrease in non interest income net of the decrease in non interest expense.

Net Interest Income.  The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest bearing liabilities, and changes in interest rates on net interest income for the three month periods ended September 30, 2005 and 2004.

	3 Months Ended Sept. 30, 2005			3 Months Ended Sept. 30, 2004			2005 Compared to 2004 Composition of Change
	Average	Interest Income /	Average Yield /	Average	Interest Income /	Average Yield /	Change Due To:		Total
Dollars in 000’s	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	$1,517,358	$26,780	7.00%	$1,358,768	$22,106	6.47%	$2,693	$1,981	$4,674
Investment Securities	601,206	5,687	3.75%	675,237	5,981	3.52%	(679)	385	(294)
Fed Funds, Other	53,746	456	3.37%	43,351	149	1.37%	62	245	307
TOTAL EARNING ASSETS	2,172,310	32,923	6.01%	2,077,356	28,236	5.41%	2,076	2,611	4,687

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	1,085,979	1,391	0.51%	1,085,220	654	0.24%	1	736	737
Time Deposits	419,204	2,699	2.55%	400,035	1,395	1.39%	95	1,209	1,304
Interest Bearing Deposits	1,505,183	4,090	1.08%	1,485,255	2,049	0.55%	96	1,945	2,041

Other Borrowings	24,035	234	3.86%	3,258	34	4.15%	210	(10)	200

TOTAL INTEREST BEARING LIABILITIES	1,529,218	4,324	1.12%	1,488,513	2,083	0.56%	306	1,935	2.241

NET INTEREST INCOME	$2,172,310	$28,599	5.22%	$2,077,356	$26,153	5.01%	$1,770	$676	$2,446

Mid-State’s annualized yield on interest earning assets was 6.01% for the third quarter of 2005 (6.42% on a taxable equivalent basis) compared to 5.41% in the like 2004 period (5.81% on a taxable equivalent basis).  The Prime Rate, to which many of the Bank’s loans are tied, averaged 6.42% in the third quarter of 2005 compared to 4.41% in the like 2004 period.  Annualized interest expense as a percent of interest bearing liabilities also increased from 0.56% in the three months ended September 2004 to 1.12% in the comparable 2005 period.  The higher overall cost of the time deposit portfolio and other interest bearing deposits in response to the general rise in rates was the principal contributor to this increase.  Overall, Mid-State’s annualized net interest income, expressed as a percent of earning assets, increased from 5.01% for the three month period of 2004 (5.41% on a taxable equivalent basis) to 5.22% in the comparable 2005 period (5.63% on a taxable equivalent basis).  Annualized net interest income as a percent of average total assets increased from 4.51% in the third quarter of 2004 (4.87% taxable equivalent) to 4.72% in the comparable 2005 period (5.09% taxable equivalent).  Both the impact of the increase in interest rates and the increase in volume of earning assets contributed to the $2.4 million increase in net interest income.  As the table above illustrates, approximately 72% of the improvement is due to volume considerations and the balance would be due to higher interest rate considerations.  The Company has also altered the mix of its earning asset base in favor of more loans, resulting in fewer investment securities held.  This too is contributing to the improvement in net interest income.  Steps taken in this direction have included the restructuring of the commercial banking division, focused promotions of certain consumer loan products, and retention of certain jumbo residential adjustable rate mortgages.  The mix did improve across the comparable quarters with loans averaging 69.8% of earning assets in the third quarter of 2005 compared to 65.4% in the like 2004 period.

Average earnings assets for the three months ended September 30, 2005 increased $94.9 million from the like 2004 period ($2,172.3 million compared to $2,077.4 million).  Average interest bearing deposits in this same time-frame were up $19.9 million, ($1,505.2 million compared to $1,485.3 million).  The balance of the funding in earning asset growth came from increases in non interest bearing demand deposits and other borrowings.

The following table presents a similar analysis of changes in interest income and expense for the nine month period ended September 30, 2005 and 2004.

	9 months ended Sept. 30, 2005			9 months ended Sept. 30, 2004			2005 Compared to 2004 Composition of Change
	Average	Interest Income /	Average Yield /	Average	Interest Income /	Average Yield /	Change Due To:		Total
Dollars in 000’s	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	$1,470,976	$76,533	6.96%	$1,279,738	$62,343	6.51%	$9,629	$4,561	$14,190
Investment Securities	607,543	16,724	3.68%	713,774	18,444	3.45%	(2,833)	1,113	(1,720)
Fed Funds, Other	35,314	802	3.04%	37,638	306	1.09%	(36)	532	496
TOTAL EARNING ASSETS	2,113,833	94,059	5.95%	2,031,150	81,093	5.33%	6,760	6,206	12,966

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	1,079,365	3,321	0.41%	1,054,537	1,855	0.23%	60	1,406	1,466
Time Deposits	408,499	6,756	2.21%	400,182	4,143	1.38%	112	2,501	2,613
Interest Bearing Deposits	1,487,864	10,077	0.91%	1,454,719	5,998	0.55%	172	3,907	4,079

Other Borrowings	22,801	654	3.83%	4,386	151	4.60%	581	(78)	503

TOTAL INTEREST BEARING LIABILITIES	1,510,665	10,731	0.95%	1,459,105	6,149	0.56%	753	3,829	4,582

NET INTEREST INCOME	$2,113,833	$83,328	5.27%	$2,031,150	$74,944	4.93%	$6,007	$2,377	$8,384

Mid-State’s year-to-date annualized yield on interest earning assets was 5.95% for the first nine months of 2005 (6.37% on a taxable equivalent basis) compared to 5.33% in the like 2004 period (5.74% on a taxable equivalent basis).  The increase in yield is related to the general increase in interest rates.  The Prime Rate, to which many of the Bank’s loans are tied, averaged 5.93% in the first nine months of 2005 compared to 4.14% in the like period of 2004.  Annualized interest expense as a percent of interest bearing liabilities also increased from 0.56% in the first nine months of 2004 to 0.95% in the comparable 2005 period.

Overall, Mid-State’s annualized net interest income, expressed as a percent of earning assets, increased from 4.93% for the first nine month period of 2004 (5.34% on a taxable equivalent basis) to 5.27% in the comparable 2005 period (5.69% on a taxable equivalent basis).  Annualized net interest income as a percent of average total assets increased from 4.45% in the first nine month period of 2004 (4.82% taxable equivalent) to 4.74% in the comparable 2005 period (5.12% taxable equivalent).  Both the impact of the increase in general interest rates and the increase in volume of earning assets contributed to the $8.4 million increase in net interest income.  The Company has altered the mix of its earning asset base in favor of more loans, resulting in fewer investment securities held.  Steps taken in this direction have included the restructuring of the commercial banking division, focused promotions of certain consumer loan products, and retention of certain jumbo residential adjustable rate mortgages.  The mix did improve across the comparable nine month periods with loans averaging 69.6% of earning assets for 2005 compared to 63.0% in the like 2004 period.

Average earnings assets for the nine months ended September 30, 2005 increased $82.6 million from the like 2004 period ($2,113.8 million compared to $2,031.2 million).  Average interest bearing deposits in this same time-frame were up $33.2 million, ($1,487.9 million compared to $1,454.7 million).  The balance of the funding in earning asset growth came from increases in non interest bearing demand deposits and other borrowings.

For a discussion of changes in the net interest margin comparing the second and third quarters of 2005, see “Item 3 – Quantitative and Qualitative Disclosures About Market Risk.”

Provision and Allowance for Loan Losses.  Mid-State did not make a provision for loan losses in either of the third quarter periods of 2005 or 2004.  For the nine month periods ended September 30th, the Company did not make a provision for loan losses in the 2005 period, but it did take a benefit to the provision for loan losses of $2.7 million in the 2004 period.  Management believes that the allowance for loan losses and allowance for losses - unfunded commitments, which collectively stand at 0.9% of total loans at September 30, 2005, are adequate to cover inherent losses in the portfolio.  Management has determined that the allocated and unallocated components of the reserve as calculated and required for its non performing loans and the general loan loss reserve are sufficient to offset potential losses arising from less than full recovery of the loans from the supporting collateral.  The Company believes the unallocated portion of the reserve is necessary as a result of the losses inherent in those loans where economic factors may have a negative affect on their collectibility even though specific reserves have not yet had to be allocated.  These economic factors include, but are not limited to, cyclical changes in business activity, changing patterns of tourism, changing markets for agricultural products, changing patterns of retail sales activity, residential and commercial real estate price trends, the “housing bubble” discussed in many economic publications, and others.   Non performing loans consist of loans on non-accrual and accruing loans 90 days or more past due.  The $13.4 million of collective allowances for credit losses is approximately 161% of the level of non performing loans at September 30, 2005 compared to 142% one year earlier.

Non performing loans were $8.3 million at September 30, 2005 compared to $11.0 million one year earlier.  One loan secured by real estate (originally totaling $8.5 million), received $6.5 million in principal reductions during the nine months of 2005.  With unlikely prospects for collection of the remaining principal balance, the Bank took a charge-off on that loan of $2.0 million in September of this year.  During the third quarter of 2005, $6.0 million was added to total non accrual loans increasing the total to $8.3 million at the end of the period.  Of that amount, $7.2 million is centered in one relationship, $5.8 million of which is secured by real estate.  No loss of principal is anticipated in this relationship.  Except for the non performing loans discussed above, Management is not aware of any loans as of September 30, 2005 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrower to comply with its present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some futures date.

Specific reserves have been established for potential losses inherent in all of the Company’s impaired loans and Management believes the balance is adequate at the present time.  Moreover, there are additional unallocated reserves available to absorb other losses which are inherent in the portfolio as of September 30, 2005.  The Company has not held any other real estate owned (property acquired through loan foreclosure) over the last twelve months.  A combination of loan payoffs and improvements in the underlying credit quality of certain borrowers has led to a drop in internally classified assets over this period also.  The improving trend in non performing loans, improvements in the level of internally classified assets, net recoveries from the Company’s on-going collection efforts and the positive local economic conditions have improved the Company’s asset quality and contributed to the Company’s decision to make no provision for loan losses during the quarter and for the nine months ended, respectively.

Changes in the allowances for losses (in thousands) for the periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Balance at beginning of period:
Allowance for loan losses	$13,403	$13,895	$13,799	$16,063
Allowance for losses-unfunded commitments	1,759	1,570	1,783	1,941
Total allowances for losses at beginning of period	15,162	15,465	15,582	18,004

Additions (reductions) to the allowance for losses – unfunded commitments (credited) charged to expense	80	112	56	(259)
(Reductions) additions to the allowance for loan losses (credited) charged to provision	—	—	—	(2,700)
Loans charged off	(2,310)	(118)	(3,004)	(665)
Recoveries of loans previously charged-off	439	135	737	1,214
Total allowances for losses-end of quarter	$13,371	$15,594	$13,371	$15,594

Allowance for loan losses	$11,532	$13,912	$11,532	$13,912
Allowance for losses-unfunded commitments	1,839	1,682	1,839	1,682
Total allowances for losses-end of quarter	$13,371	$15,594	$13,371	$15,594

Allowances for losses to loans, gross	0.9%	1.1%	0.9%	1.1%
Allowances for losses to non performing loans	160.7%	142.4%	160.7%	142.4%
Non-accrual loans to total loans, gross	0.6%	0.8%	0.6%	0.8%
Non performing assets to total assets	0.3%	0.5%	0.3%	0.5%

At September 30, 2005, the recorded investments in loans, which have been identified as impaired totaled $8,391,000.   Of this amount, $7,096,000 related to loans with no valuation allowance and $1,295,000 related to loans with a corresponding valuation allowance of $446,000.  Impaired loans totaled $11,035,000 at September 30, 2004, of which $1,478,000 related to loans with no valuation allowance and $9,557,000 related to loans with a corresponding valuation allowance of $4,413,000.  The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position.  For the quarter ended September 30, 2005, the average recorded investment in impaired loans was $6,537,000 compared to $11,257,000 in the 2004 period.  A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on non-accrual status.

Non-interest Income.  Non-interest income for the third quarter of 2005 was $5.3 million, down from the $7.3 million earned in the 2004 period.  There was a decrease of $1.7 million in merchant processing income as a result of outsourcing that activity late in 2004.  In outsourcing this activity, the Company now receives a payment, net of expenses, which is realized into non-interest income – the net effect on total earnings is approximately the same, but has the effect of reducing both non-interest income and non-interest expense.   There was a decrease in service charges and fees of approximately $200 thousand over the comparable periods, primarily as a result of a reduction in account analysis charges collected (account analysis customers kept larger balances in the 2005 third quarter compared to the like 2004 period and the earnings credit rate was higher in 2005 compared to the 2004 period thus yielding lower account analysis service charges).

For the nine month periods ended September 30, 2005 and 2004, non-interest income declined from $22.2 million to $16.0 million in the current period.  There was a decrease of $4.7 million in merchant processing income as a result of outsourcing that activity late in 2004 as explained above.  The Bank benefited from a $1.1 million non-recurring gain on sale of other real estate owned in the 2004 period and has not experienced a similar benefit during the 2005 period.  There was also a decrease in service charges and fees of approximately $552 thousand over the comparable periods, primarily as a result of a reduction in account analysis charges collected (account analysis customers kept larger balances in the 2005 third quarter compared to the like 2004 period and the earnings credit rate was higher in 2005 compared to the 2004 period thus yielding lower account analysis service charges).  Gains on sale of securities were also $387 thousand lower in the 2005 period compared to the like 2004 period.  Various other line items showed modest improvements and collectively these partially offset the declines noted above.

Non-interest Expense.  Non-interest expense for the third quarter of 2005 decreased $792 thousand to $19.5 million from the $20.3 million in the like 2004 period.  For the nine months ended September 30, it decreased from $60.8 million to $57.0 million.

There was an increase in salaries and benefits expense of $526 thousand in the third quarter of 2005 compared to 2004.  For the nine month period, there was a $283 thousand increase in 2005 compared to 2004.  Increases between the two periods are primarily related to certain increases in the Company cost of employee benefits.  Staff expense, which had declined from $11.0 million in the first quarter of 2005 to $10.7 million in the second quarter of the year, increased to $11.1 million in the third quarter.  The third quarter level is 5% above the year ago period and on a year-to-date basis is up 0.9%.  Management expects these figures to continue to increase in future periods as the Bank fills a number of open positions throughout the Bank and prepares for expansion efforts.  These efforts include a new branch expected to open in the Westlake Village area in early 2006 and a renewed focus on mortgage banking activities, consumer lending activities and small business lending.  The exact impact on staffing expense increases will depend upon the speed with which positions are filled.

Occupancy and furniture expense was virtually unchanged in the third quarter of 2005 at $3.1 million from the like amount one year earlier.  For the nine months year-to-date 2005, the expense was $9.1 million, down slightly from the $9.4 million in the same 2004 period.  Lower maintenance costs were more than offsetting increases in depreciation and rental expense.

Other operating expense declined from $6.5 million in the third quarter of 2004 to $5.3 million in the 2005 period.  The decrease across the comparable quarters was primarily attributable to the outsourcing of merchant processing, as discussed above, which reduced non interest expense by $1.5 million.  For the nine months year-to-date 2005, other non-interest expense was $15.1 million down $3.9 million from the $19.0 million expense in 2004.  The decrease here was also primarily attributable to the outsourcing of merchant processing activity which reduced non interest expense by $4.4 million.  The merchant processing activity adjustments, along with the increased net interest margin, positively affected the Company’s efficiency ratio which was 57.4% for the first nine months of 2005 compared to 62.7% in the like period of 2004.

Provision for Income Taxes.  The provision for income taxes in the third quarter increased modestly from $4.5 million in the 2004 period to $4.9 million in the current year’s three month period.  The Company’s consolidated tax rate was approximately 34.1% in the 2005 period, virtually unchanged from the 34.0% level in 2004.  For the nine months year-to-date, provision for income taxes were $14.3 million compared to $13.3 million in the prior year.  The corresponding tax rates were again little changed at 33.7% in 2005 compared to 34.0% in 2004.  While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax-exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.

Balance Sheet.  Total assets at September 30, 2005 totaled $2.422 billion, up 4.9% from the level one year earlier of $2.310 billion.  Total deposits also rose 5.3% to $2.106 billion, up from $2.000 billion one year earlier.  Time Deposits under $100 thousand increased from $231.1 million one year earlier to $232.1 million at period end and Time Deposits over $100 thousand increased by $28.2 million.  Management believes that the higher relative levels of time deposits with balances over $100 thousand is not the result of any change in pricing methodology on its part, but rather, reflects greater depositor sensitivity to today’s interest rate levels with funds from other deposit categories flowing into this category.  Non Interest Bearing Demand increased from $524.8 million a year ago to $589.6 million in the current year.  All other core deposit categories of NOW, Money Market and Savings increased to $1.088 billion from $1.076 billion one year earlier.  Loan activity over the last year has increased, with net loans increasing by $105 million from $1.381 billion to $1.486 billion at period-end.  Loans held for sale (single family, mortgage originations) increased slightly to $10.4 million from $10.0 million one year earlier.  Stockholders’ equity decreased by $6.8 million when comparing September, 2005 over September, 2004 (see below under Capital Resources for a recap of the components of this change).

The Company’s mix of earning assets has improved in recent quarters with loans now averaging 69.8% of average earning assets in the third quarter of 2005 compared to 65.4% in the comparable 2004 period.  These higher yielding assets relative to investments and fed funds sold helped contribute to the Company’s higher net interest margin from one year earlier.  Going forward however, the impact of competitive pricing on new loans resulting from increased competition from other local community banks, continued intense competition from the major banks, and the expanded influence of “conduit” financing (the making of loans at attractive rates to borrowers which are pooled together, packaged and sold by Wall Street firms as commercial mortgage backed securities to investors) in the Bank’s trade area by non-banks could lead to additional pressure on the yield from the loan portfolio.   This could contribute to a possible drag on the net interest margin in future periods, notwithstanding the benefit to the Bank of having half of the portfolio tied to Prime in a rising rate environment.  Displayed below is a summary of loans outstanding by type as of September 30, 2005 and 2004 (excludes loans held for sale).

	September 30,
(dollars in 000’s)	2005	2004
Construction and development loans	$269,483	$250,112
Real estate loans	790,588	736,127
Home equity credit lines	185,761	141,484
Installment loans	17,906	22,222
Cash reserve	3,406	3,594
Agricultural production	29,810	31,575
Commercial, other	204,402	213,373
	1,501,356	1,398,487
Less allowance for loan losses	(11,532)	(13,912)
Less deferred loan fees, net	(3,652)	(4,008)

TOTAL LOAN PORTFOLIO	$1,486,172	$1,380,566

Mid-State Bancshares’ loan to deposit ratio of 71.1% at September 30, 2005 is up from the 69.7% ratio one year earlier.  There is ample internal liquidity to fund increases in this ratio through liquidation of Mid-State’s $617.7 million investment portfolio which is categorized entirely as available for sale, as well as through the accumulation of additional deposits or of additional borrowings, such as from the Federal Home Loan Bank.

Investment Securities and Fed Funds Sold.  Of the $617.7 million portfolio at September 30, 2005, 4% is invested in U.S. treasury securities, 33% is invested in U.S. government agency obligations, 62% is invested in municipal and corporate securities and 1% is invested in mortgage-backed securities.  On a combined basis, sixty percent of all investment securities and fed funds sold mature within five years.  Approximately 23% of the total portfolio matures in less than one year.  The Company’s investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 15 years.  The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

A summary of investment securities owned is as follows:

September 30, 2005

(amounts in 000’s) Securities Available For Sale	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$23,918	$—	$(185)	$23,733
Securities of U.S. government agencies and corporations	204,862	213	(1,689)	203,386
Mortgage backed securities	8,711	391	(54)	9,048
Obligations of states and political subdivisions	360,499	5,853	(1,260)	365,092
Other investments	16,471	38	(53)	16,456
TOTAL	$614,461	$6,495	$(3,241)	$617,715

December 31, 2004

(amounts in 000’s) Securities Available For Sale	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$25,630	$5	$(148)	$25,487
Securities of U.S. government agencies and corporations	217,028	796	(1,170)	216,654
Mortgage backed securities	8,824	650	(57)	9,417
Obligations of states and political subdivisions	365,821	11,604	(387)	377,038
Other investments	16,081	141	(1)	16,221
TOTAL	$633,384	$13,196	$(1,763)	$644,817

The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2005.

	Less than 12 months		12 months or more		Total
(amounts in 000’s)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury securities	$10,873	$(20)	$12,860	$(165)	$23,733	$(185)

Securities of U.S. government agencies and corporations	82,387	(493)	105,755	(1,196)	188,142	(1,689)
Mortgage backed securities	1,349	(8)	1,754	(46)	3,103	(54)
Obligations of states and political subdivisions	101,440	(877)	16,678	(383)	118,118	(1,260)
Other investments	3,955	(53)	—	—	3,955	(53)
TOTAL	$200,004	$(1,451)	$137,047	$(1,790)	$337,051	$(3,241)

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

Capital Resources.   On June 15, 2005 the Board authorized the repurchase of up to five percent of its outstanding shares, or up to 1,141,373 additional shares of the Company’s common stock.  This authorization does not have an expiration date.  There were 213,635 shares of the Company’s common stock repurchased in the third quarter of 2005 at an average price of $29.02 per share.  Of the shares repurchased in the third quarter, 10,800 were made under an earlier authorization with the balance being made under the June authorization.  For the nine months year-to-date in 2005, the Company has repurchased 723,192 shares at an average price of $27.26 per share.  All of these shares were purchased at current market prices on the date of transaction.  As of September 30, 2005, the Company is continuing the program and can repurchase up to 938,538 additional shares under the June 2005 authorization.  For the three months and nine months ended September 30, 2004, 215,607 and 373,819 shares were repurchased, respectively, at an average price of $24.38 and $23.59, respectively.

In other matters concerning capital, the Board of Directors declared three quarterly dividends in 2005 of $0.16 per share, or $0.48 for the nine months, compared to $0.14 per share in each of the quarters one year earlier, or $0.42 for the nine month period.

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

The Company has adequate liquidity at the present time.  Its loan to deposit ratio at September 30, 2005 was 71.1% versus 69.7% one year earlier.  The Company normally strives for a loan to deposit ratio in the 65% to 75% range.  The Company’s internally calculated liquidity ratio stands at 32.2% at September 30, 2005, which is above its minimum policy of 15% and below the 36.4% level of September 30, 2004.  Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

Contractual Obligations.  As of September 30, 2005, the Company had the following contractual obligations.

	One Year Or Less	Over One to Three Years	Over Three to Five Years	Over Five Years	Total
Long Term Debt	$—	$20,000	$—	$2,000	$22,000

Operating Leases	1,546	3,849	3,100	3,734	12,229

Total Obligations	$1,546	$23,849	$3,100	$5,734	$34,229

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

The Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $52.0 million at September 30, 2005, up from $29.1 million one year earlier.  Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $645.3 million, which was up from the $633.6 million outstanding one year earlier.  The Company has an allowance for losses-unfunded commitments totaling $1,839,000 and $1,682,000 at September, 2005 and 2004, respectively, to cover losses inherent in its letter of credit accommodations and undisbursed loan commitments.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

The Company does make loans and leases to related parties (directors and officers) in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons of similar creditworthiness, and in the opinion of Management, have not involved more than the normal risk of repayment or presented any other unfavorable features.  These loans and leases totaled $12.7 million and $9.0 million at September 30, 2005 and 2004, respectively.

In the ordinary course of business, the Company is a party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 6 of the Company’s consolidated financial statements contained in Item 8 of Part II of the Company’s December 31, 2004 Annual Report on Form 10K.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges.  A recent review as of September 30, 2005 of the potential changes in the Company’s net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +4.0% and –5.3% of the base case (rates unchanged) of $120.3 million.  The Company’s policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months.  Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Company’s net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significantly (Prime down to 4.75% over 10 months)	-5.3%
Rates Down Significant (Prime down to 5.25% over 10 months)	-3.9%
Rates Down Slightly (Prime down to 5.75% over 10 months)	-2.1%
Base Case - Rates Unchanged (Prime unchanged at 6.75%)	—
Rates Up Slightly (Prime up to 7.75% over 10 months)	+0.2%
Rates Up Significant (Prime up to 8.75% over 10 months)	+2.5%
Rates Up Very Significantly (Prime up to 9.75% over 10 months)	+4.0%

Net interest income under the above scenarios is influenced by the characteristics of the Company’s assets and liabilities.  In the case of N.O.W., savings and money market deposits (total $1.088 billion) interest is based on rates set at the discretion of management ranging from 0.25% to 1.15%.  In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments.  In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

It is important to note that the above table is a summary of several forecasts and actual results may vary.  The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time.  Factors affecting these estimates and assumptions include, but are not limited to - competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses.  Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s net interest income.  Therefore the results of this analysis should not be relied upon as indicative of actual future results.  Historically, the Company has been able to manage its Net Interest Income in a fairly narrow range reflecting the Company’s relative insensitivity to interest rate changes.  The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis.  Over the last 5 calendar years (2000 – 2004), the Company’s net interest margin (which is net interest income divided by average earning assets of the

Bank) had ranged from a low of 4.95% to a high of 6.44% (not taxable equivalent).  The Company’s net interest margin in 2004 of 4.95% is at the low end of this range by historical standards, coming off the higher levels experienced in 2000 of 6.44%.  Recent increases in interest rates (e.g. – eleven 25 basis point increases in the Federal Funds Rate and Prime Rate) which began at the end of June 2004 have led to an improving net interest margin for the Company to 5.22% in the third quarter of 2005 (5.27% for the nine months ended September 30, 2005).  The net interest margin under the forecasted alternative scenarios ranges from 5.00% to 5.49%.  Management believes this range of scenarios is conservative given current interest rate levels, but no assurances can be given that actual future experience will fall within this range.

The Company’s net interest margin declined in the third quarter of 2005 to 5.22% (5.63% taxable equivalent) from 5.37% (5.79% taxable equivalent) in the second quarter of 2005.  The drop in the net interest margin is partly attributable to an increase in the Company’s cost of funds during the third quarter compared to the second (annualized interest expense as a percent of earning assets was 8 basis points higher).  Additionally, the impact of competitive pricing on new loans resulting from increased competition from other local community banks, continued intense competition from the major banks, and the expanded influence of “conduit” financing in the Company’s trade area by non-banks (the making of loans at attractive rates to borrowers which are pooled together, packaged and sold by Wall Street firms as commercial mortgage backed securities to investors) more than offset the benefit received from the higher prime rate during the quarter.  The yield from the loan portfolio actually declined slightly (7.00% in Q3-05 versus 7.09% in Q2-05), further contributing to the drop in the margin.   While the upward movement in the Prime Rate is generally positive for the Company’s net interest margin, the influences of competitive pricing and the refinancing of existing loans at lower rates can, and has to some extent, offset these benefits.  The Company experienced these influences in the third quarter of 2005 and expects them to continue to be a factor in the near term, though the magnitude and length of time of their future impact cannot currently be predicted.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

On June 15, 2005 the Board authorized the repurchase of up to five percent of its outstanding shares, or up to 1,141,373 additional shares of the Company’s common stock.  This authorization does not have an expiration date.  There were 213,635 shares of the Company’s common stock repurchased in the third quarter of 2005 at an average price of $29.02 per share.  Of the shares repurchased, 10,800 were made under an earlier authorization with the balance being made under the June authorization.  All of these shares were purchased in open market transactions.  As of September 30, 2005, the Company is continuing the program and can repurchase up to 938,538 additional shares under the June 2005 authorization.

The following table provides the information with respect to the purchases made under the publicly announced stock repurchase programs during the third quarter ended September 30, 2005.  All of these shares were purchased in open market transactions or in block purchases or in privately negotiated transactions in compliance with Securities and Exchange Commission (SEC) rules.

Month of	Total Number of Shares Purchased	Average Price Paid Per Share	Remaining Shares That May be Purchased Under the Authorization	Dollar Value of Shares That May be Purchased Under the Authorization (1)

July 2005	80,418	$29.50	1,071,755	$33,095,794
August 2005	81,226	$29.07	990,529	$28,220,171
September 2005	51,991	$28.19	938,538	$25,819,180

Totals	213,635	$29.02	938,538	$25,819,180

(1)  Value is based on the closing price of the Company’s stock at month-end multiplied by the number of shares that may be purchased under the authorization.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no items presented to the security holders during the third quarter of 2005.

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

Mid-State Bancshares

Date: November 7, 2005	By:	/s/ JAMES W. LOKEY
JAMES W. LOKEY
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2005	By:	/s/ JAMES G. STATHOS
JAMES G. STATHOS
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.