Form 10-K
period 2005-12-31
MID-STATE BANCSHARES
filed 2006-03-16
CIK 1027324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20529

FORM 10-K

(Mark One)

      ☒                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(805) 473-6829

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(no par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Role 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports)   Yes  ☒    No ☐, and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).  Large accelerated filer ☐   accelerated filer ☒   non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).   Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 was $601,176,762.

The number of shares of common stock of the registrant outstanding as of March 3, 2006 was 22,431,314.

The following documents are incorporated by reference herein:  Part III, Items 10 through 14 are incorporated from Registrant’s definitive proxy statement for the 2006 Annual Meeting of Shareholders.

This annual report on Form 10K is 103 pages long including the signature pages, certifications and consent.

i

PART I

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), including, without limitation, statements containing the words “estimates”, “believes”, “anticipates”, “intends”, “may”, “expects”, “could” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward- looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy and allowance for credit losses. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, competition, natural disasters, growth in loans and deposits, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, economic, political and global changes arising from the war on terrorism and the conflict in Iraq, and other factors referenced in this report, including in “Item 1A. Risk Factors.”  When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Mid-State Bank & Trust was incorporated under the laws of the State of California and commenced operations on June 12, 1961 as a California state chartered bank. The Bank’s accounts are insured by the Federal Deposit Insurance Corporation (FDIC), but it is not a member of the Federal Reserve System. At December 31, 2005 the Company had total assets of approximately $2.4 billion, total deposits of $2.1 billion and total shareholders’ equity of $273 million.

The Bank operates 40 full service retail-banking offices along the central coast of California in Santa Barbara, San Luis Obispo and Ventura counties. The Bank’s headquarters is located in Arroyo Grande and it also serves the communities of Paso Robles, Cambria, Templeton,  Atascadero, Cayucos, Morro Bay, Los Osos, San Luis Obispo, Pismo Beach, Grover Beach, Guadalupe, Nipomo, Santa Maria, Orcutt, Lompoc, Vandenberg Village, Buellton, Santa Ynez, Solvang, Goleta, Oxnard, Camarillo, Ojai, Oak View, Ventura and Santa Barbara. It also plans to open a new branch office and commercial banking office in

Westlake Village in the Spring of 2006. The headquarters’ street address is 1026 Grand Ave., Arroyo Grande, CA 93420. Its mailing address is P.O. Box 6002, Arroyo Grande, CA 93421-6002. The telephone number is: (805) 473-6829. The Bank can also be reached through its internet address at www.midstatebank.com. Investors can obtain copies of this Annual Report on Form 10-K or other filings made by the Company with the Securities and Exchange Commission (SEC) filings through this website which provides a link to the SEC internet website. See the section entitled “Where you can Find Additional Information” at the end of this section on page 20.

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

Bank Subsidiaries

The Bank operates two wholly owned subsidiaries—Mid-Coast Land Company and MSB Properties, Inc. Mid-Coast Land Company was founded in 1984 pursuant to section 751.3 of the Financial Code of the State of California. Section 751.3 provided that state-chartered banks were authorized to invest in a corporation that engaged in real estate activities. Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA) which became law in December 1991, the Bank, through Mid-Coast Land Company, was required to divest itself of its real estate development activities. That process was completed in January 2003. The holdings and results of operations of Mid-Coast Land Company are included within the consolidated financial statements of the Company. On a stand-alone basis, Mid-Coast Land Company had after-tax earnings of $409 thousand in 2005, $379 thousand in 2004, and $322 thousand in 2003. For further information concerning Mid-Coast Land Company, see the Subsidiary Activity section of the Management’s Discussion and Analysis section included in Item 7 of this Report.

MSB Properties Inc. was incorporated under the laws of the State of California in May of 1968, allowing for the ownership of property which may be reasonably necessary for the expansion of the Bank’s business, or which is otherwise reasonably related to the conduct of the Bank’s business, pursuant to Section 752 of the Financial Code of the State of California.

The holdings and results of operations of MSB Properties are included within the consolidated financial statements of the Company. On a stand-alone basis, MSB Properties had earnings of $1.2 million, $1.2 million, and $1.4 million in 2005, 2004, and 2003, respectively. For further information concerning MSB Properties, see the Subsidiary Activity portions of the Management’s Discussion and Analysis section included in Item 7. of this Report.

Acquisition of Ojai Valley Bank

On October 31, 2003, Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust acquired 100 percent of the outstanding common stock of Ojai Valley Bank. The results of Ojai Valley Bank’s operations have been included in the consolidated financial statements since that date. Ojai Valley Bank was a community bank serving the communities of Ojai and Oak View in Ventura County. The merger expanded Mid-State Bank & Trust’s Ventura County presence with these two additional offices.

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

Services

The Bank offers a full range of commercial banking services including checking accounts, NOW accounts, health savings accounts, savings accounts, money market accounts, and various types of time certificates of deposit (including various maturities and individual retirement accounts). The Bank makes a variety of construction and land development loans, real estate related loans, home equity credit lines, installment loans, agricultural and commercial loans, business equipment leases and SBA loans. Other services offered by the Bank include, but are not limited to, trust services, safe deposit boxes, travelers cheques, notary public, merchant depository services for VISA and Mastercard, cash management, home banking, telephone voice response system and ATM’s. The Bank’s organization and structure is designed to serve the banking needs of individuals and small to medium sized businesses in Santa Barbara, Ventura and San Luis Obispo counties.

Deposit and Liability Management

Deposits represent the Bank’s primary source of funds. As of December 31, 2005 the Bank had approximately 32,734 non interest bearing demand deposit accounts representing $567.8 million, or an average of $17,345 per account. The Bank also had approximately 125,926 NOW, Money Market and Savings accounts amounting to $1,067 million, or about $8,477 average per account. There were 16,088 time certificates of deposit outstanding at December 31, 2005, representing $434.3 million with an average deposit balance of approximately $26,998. Of the total time certificates of deposit, $202.1 million represented holders who carried an amount on deposit of $100,000 or more, approximately 47% of the total.

The Bank is not dependent on a single or a few customers for its deposits. Most deposits are obtained from individuals and small-to-medium sized businesses. This results in the relatively small average balances noted above and allows the Bank to be less subject to the adverse effects of the loss of a large depositor. As of December 31, 2005, no individual, corporate, or public depositor accounted for more than 2% of the Bank’s total deposits.

Liquidity is the Bank’s ability to meet fluctuations in deposit levels and to provide for the credit needs of its customers. The objective in liquidity management is to maintain a balance between the sources and uses of funds. Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits. The Bank holds overnight Fed Funds Sold as a cushion for temporary liquidity needs. For 2005, Fed Funds Sold averaged $36.1 million representing 1.5% of average assets. In addition, the Bank maintains Federal Funds lines of credit totaling $70 million with major correspondents, subject to customary terms for such arrangements.

The Bank’s internally calculated liquidity ratio, which measures the percentage of total liabilities (excluding equity) which are used to fund cash, cash equivalents and non-pledged marketable securities, was 29.7%—in excess of the Bank’s policy minimum of 15%.

Liquidity demands at the Holding Company have been limited historically to dividend payments it makes to its stockholders, the repurchase of its common stock, and certain payments to vendors. Management does not anticipate any further demands requiring liquidity in the near term. Currently, the liquidity needs of the Holding Company are funded by dividends it receives from the Bank.

Loans

The Bank’s loan-to-deposit ratio stood at approximately 73.6% at year-end 2005. The ratio has increased in recent years from 60.6% at the end of 2003. It is the Bank’s policy to maintain its loan-to-deposit ratio in the 60% to 80% range while maintaining credit quality.

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

As of December 31, 2005, the Bank’s allowance for loan losses stood at $11.9 million. Additionally, the Bank has an allowance for losses on unfunded commitments totaling $1.8 million. Collectively, these allowances for losses represent 554.5% of non-performing loans (non-accrual loans plus loans 90 days or more past due). Outside factors, not within the Bank’s control, such as adverse changes in the economy, can affect the adequacy of the allowances and there can be no assurance that in any given period, the Bank might not suffer losses which are substantial in relation to the size of the allowances. During 2005, the Bank experienced net charge-offs after recoveries, of $1.9 million, or 0.13% of average loans.

Underwriting and Credit Administration

The lending activities of Mid-State Bank & Trust are guided by the lending policies approved by the Bank’s Board of Directors. The credit policy is managed through periodic reviews and approved annually by the Board.

Each loan is evaluated using underwriting criteria established in the Bank’s lending policy. Lending authority is granted to officers of the Bank on a limited basis, dependent upon individual knowledge and experience. During 2005, the approval process was revised. Loan requests exceeding individual limits are now submitted to the Bank’s Loan Committee, which consists of the president, chief credit officer, executive vice president of commercial banking, 2 senior credit administrators and one non-management director. The Loan Committee meets on a regular basis in order to provide timely responses to the Bank’s clients. Additionally, a Board Loan Committee consisting of the president, chief credit officer and 3 non-management directors meet monthly to review all credits made over certain dollar thresholds and to establish Bank credit policy and monitor adherence to it. The new structure has satisfied Management’s and the Board’s concern for improved efficiency in the approval process.

The Bank’s credit administration function includes an internal review and the regular use of an independent outside loan review firm.

Loan Portfolio

At December 31, 2005 and 2004, the Bank’s gross loan portfolio totaled $1.5 billion and $1.4 billion, respectively. The portfolio was distributed as follows:

	December 31,
	2005	2004
Construction and Land Development	18.4%	16.1%
Real Estate—Farmland	3.2%	2.3%
Real Estate —Residential	13.6%	13.7%
Real Estate—Non Farm, Non Residential	36.8%	37.5%
Home Equity Credit Lines	12.0%	11.2%
Cash Reserve	0.2%	0.3%
Installment	1.2%	1.3%
Agricultural Production	2.3%	2.8%
Commercial, Other	12.3%	14.8%
	100.0%	100.0%

The interest rates charged for the loans made by the Bank vary with the degree of risk, size and maturity of the loans. Rates are generally affected by competition, the client’s deposit relationship with the Bank, and the Bank’s cost of funds.

Commercial Loans.   The Bank provides financial services to diverse commercial and professional businesses in the marketplace. Commercial loans consist primarily of short term loans (normally with a maturity of one year or less) for working capital and business expansion. Commercial loans typically include revolving lines of credit, either uncollateralized or collateralized by inventory, loans secured by accounts receivable and equipment loans. Emphasis is placed on the borrower’s earnings history, capitalization, secondary sources of repayment, and in some instances, third-party guarantees or highly liquid collateral (such as time deposits and investment securities). Commercial loan pricing is generally at a rate tied to the prime rate (as quoted in the Wall Street Journal) or the Bank’s reference rates. Certain equipment loans may be made at fixed rates for short to medium terms.

The Bank participates in Small Business Administration (SBA) loan guarantee programs. Those programs used include both the 504 program, which is focused toward longer-term financing of buildings and other long-term assets, and the 7A program, which is primarily used for financing of equipment, inventory and working capital needs of eligible businesses, generally over a seven to twenty-five year term. The Bank’s collateral position in the SBA loans is enhanced by the SBA guarantee in the case of 7A loans, and by lower loan-to-value ratios under the 504 program. The Bank is designated as a preferred lender by the SBA, allowing it to process these loans more quickly. Under the SBA’s Preferred Lending Program, the SBA delegates a substantial degree of lending authority to participating lenders, such as the Bank. The Bank also participates in other government sponsored loan programs offered by various government agencies, such as through the California Coastal Rural Development Corporation, Central Coast Development Companies and others.

Agricultural Loans.   The Bank provides production loans to help finance the seasonal needs of farming operations, including crop and livestock financing, inventory purchases, and receivable financing. The Bank has very limited vineyard lending exposure (less than $10 million at December 31, 2005). Equipment loans are also financed on everything from field equipment to office automation systems. Emphasis is placed on the borrower’s earnings history, capitalization, secondary sources of repayment, and in some instances, third-party guarantees or highly liquid collateral (such as time deposits and investment securities). Agricultural loan pricing, like commercial loan pricing, is generally at a rate tied to the prime rate (as quoted in the Wall Street Journal) or the Bank’s reference rates. Certain equipment loans may be made at fixed rates for short to medium terms.

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

Commercial Real Estate Term Loans and Loans Secured by Farmland.   The Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings or farmland where the properties are either used by the owner for business purposes (owner-user properties) or have income derived from tenants (investment properties). As a general rule, the Bank’s loan policies require the principal balance of the loan to not exceed 75% of the stabilized appraised value of the underlying real estate collateral. The loans, which are typically secured by first deeds of trust only, generally have terms of no more than ten years and are amortized over 25 to 30 years. Some of these loans have rates tied to Wall Street Journal prime rate that adjust whenever the prime rate changes. The remaining loans adjust every three, five or seven years depending upon the index to which the loan is tied.

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

Home Equity Credit Lines.   The Bank provides lines of credit secured by a first or second deed of trust on the borrower’s residential real property. The loans have a 15 year draw period followed by a 15 year amortization of the outstanding principal balance. The loans have an interest rate that adjusts monthly with the Wall Street Journal published prime rate. The total combined percentage of Home Equity Credit Line and first mortgage is dependent on several factors such as credit score, income ratios, stability of employment etc, and can go as high as 100%.

Consumer and Other Loans.   The Bank’s consumer and other loan portfolio is divided between installment loans secured by automobiles, other consumer purposes and revolving, unsecured consumer debt such as reserve lines of credit. Installment loans tend to be fixed rate and longer-term (one-to-five-

year maturity). The Bank’s portfolio of revolving credit plans, issued as an additional service to its clients, is minimal at just 0.2% of total loans.

Investment Securities

The Bank maintains a portfolio of investment securities to provide income and to serve as a secondary source of liquidity for its operations in conjunction with Federal Funds Sold (see Deposit and Liability Management above). The Bank’s investment policy provides for the purchase of United States Treasury Securities, United States Government Agency Securities, Mortgage Backed Securities, Obligations of State and Political Subdivisions, and Other Securities as permitted by Federal and State regulation. As of December 31, 2005, the aggregate carrying value of the Investment Portfolio was $619.3 million. Of this total, $22.6 million was invested in U.S. Treasury Securities, $214.6 million in U.S. Government Agencies, $8.9 million in Mortgage Backed Securities, $356.7 million in Obligations of State and Political Subdivisions and $16.5 million in Other Securities. The types of securities held are influenced by several factors, which include: rate of return, maturity, and risk. Generally, the Bank endeavors to stagger the maturities of its securities so that it has regular maturities for liquidity purposes. The Bank does not participate in any swap or hedge activity on the investment portfolio (or any other part of the balance sheet) and has no plans to begin such activity.

Acceptable securities may be pledged to secure public deposits from State and Public Agencies. As of December 31, 2005, the Bank had public funds totaling approximately $60.7 million. The Bank has made available $110.0 million of securities to securitize these funds. Excess collateral can be released as needed.

Senior Housing Crime Prevention Foundation Investment

The Bank owns a $30 million holding of the Preferred Stock of Senior Housing Crime Prevention Foundation Investment Corporation (SHCPF-I) which is carried under a separate caption on the Consolidated Statement of Financial Positions. That investment is secured by a federal agency security issued by FNMA. The Bank has the right after five years on April 29, 2010 to require SHCPF to redeem all or a part of the shares of the Preferred Stock. Dividends are paid to the Bank on the Preferred Stock at a rate which is 1.875% below the interest earned on the underlying FNMA agency security. This 1.875% differential is used by SHCPF to fund the various programs of the Senior Housing Crime Prevention Foundation at 53 nursing home facilities in the Bank’s tri-county service area. These include, among other things, the senior crime stoppers program which is reducing crimes against the elderly living in those facilities. The benefits to the Bank of this program include full Community Reinvestment Act (CRA) credit for our $30 million investment, positive public relations, and significant marketing opportunities with the operators of the facilities, their owners, Board of Directors, employees, family members and residents.

Economic Climate

The economy in the Bank’s trade area is based upon agriculture, oil, tourism, light industry, government services, aerospace industries and retail trade. Services supporting those involved in these industries have also developed in the areas of medical, financial and educational services. Population in the Tri-county area, according to the California Department of Finance, is estimated at July 2005 to be 1,493,039. Ventura County represents about 54% of this total with Santa Barbara and San Luis Obispo Counties accounting for 28% and 18% respectively. Certain economic activities are unique to the area such as the space launching facilities at Vandenberg Air Force Base and the production of seeds for various flowers grown worldwide. While major oil companies have elected to do business elsewhere (due to very stringent county business regulations), smaller production companies have moved in to continue the oil industry in the area. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches make large contributions to the local economy. There are large numbers of retail businesses and light manufacturers with only limited numbers of high tech firms throughout the service area. Access to numerous recreational activities, including both mountains and beaches, provide a fairly stable tourist industry from larger metropolitan areas such as the Los Angeles/Orange County basin and the San Francisco Bay area. Real estate values throughout the Tri-counties have steadily increased in recent years. With the diversity of the various types of industries in the Bank’s service area, the Central Coast, while not immune from economic fluctuations, has historically tended to enjoy a more stable level of economic activity than many other areas of California.

Competition

The banking business in California generally, and in the Bank’s primary service areas specifically, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as international banking which is not offered directly by the Bank, but which can be offered indirectly by the Bank through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual customer are based upon a percentage of a bank’s total capital accounts.)  The Bank’s secured and unsecured lending limits at December 31, 2005, were approximately $56.1 million and $33.7 million, respectively. These levels compare to $56.5 million and $33.9 million, respectively, at December 31, 2004 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—External Factors Impacting the Bank—Competitive Factors”).

Other entities, both governmental and private industry, seeking to raise capital through the issuance and sale of debt or equity securities, also provide competition for the Bank in the acquisition of deposits. Banks also compete with money market funds and other providers of money market instruments.

Commercial banks compete with savings and loan associations, credit unions, other financial institutions, securities brokerage firms and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies, insurance companies and other lending institutions.

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

The trend toward consolidation of banking assets exhibited over the past few years in California continued in 2005 but other new institutions are coming on line to replace them. Statewide in 2005, there were 15 banks which either completed or announced merger into another institution. According to the California State Department of Financial Institutions however, 21 applications for new banks were filed in 2005 in California, with 10 of those having received approval.

Employees

At December 31, 2005, the Bank had a total of 880 employees, a number of which are part-time. On a full-time equivalent basis, employees represent 823 positions. The Bank believes that its employee relations are positive.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses, cumulative preferred stock,  long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. Mid-State Bank & Trust’s ratios are 12.0% and 11.3%, respectively, as of December 31, 2005. On a consolidated basis, Mid-State Bancshares’ ratios are 12.3% and 11.6%, respectively, at the same date.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%.  For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. Mid-State Bank & Trust’s ratio is 8.9% as of December 31, 2005. On a consolidated basis, Mid-State Bancshares’ ratio is 9.2% at the same date. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

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

For additional information concerning the capital ratios of the Company and the Bank, see, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” as of December 31, 2005.

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

The President signed the budget reconciliation package (S. 1932) that contains the comprehensive Federal Deposit Insurance Reform Act of 2005. This legislation, among other things, (i) merges the Bank Insurance Fund (BIF) and the Savings Associations Insurance Fund (SAIF) into the Deposit Insurance Fund (DIF); (ii) establishes a process for indexing coverage levels to account for inflation; (iii) sets a cap on the DIF; (iv) sets up a system of dividends; (v) gives certain banks credit for past over-payments to the fund; (vi) gives the FDIC added flexibility should the fund ever face financial difficulty; and (vii) increases deposit insurance coverage to $250,000 for certain retirement accounts. The legislation will become effective six months after the FDIC completes their regulations covering the above items.

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

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act, of 2001. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (iii) requires financial institutions to establish an anti-money-laundering compliance program, and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Patriot Act. There are various measures pending in the U.S. Congress which would extend the provisions of the Act. While the Company and the Bank believes the Patriot Act affects their recordkeeping and reporting expenses, they do not believe that it has a material adverse effect on their business and operations.

Bank Secrecy Act

In 1970, Congress passed the Currency and Foreign Transactions Reporting Act, otherwise known as the Bank Secrecy Act (the “BSA”), which established requirements for recordkeeping and reporting by banks and other financial institutions. The BSA was designed to help identify the source, volume and movement of currency and other monetary instruments into and out of the United States in order to help detect and prevent money laundering connected with drug trafficking, terrorism and other criminal activities. The primary tool used to implement BSA requirements is the filing of Suspicious Activity Reports. Today, the BSA requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.

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

A new capital plan of the FHLB of San Francisco was approved by the Federal Housing Finance Board and was implemented on April 1, 2004. The new capital plan incorporates a single class of stock with a par value of $100 per share, and may be issued, exchanged, redeemed, and repurchased only at par value. Each member must own stock in an amount equal to the greater of:

•       a membership stock requirement with an initial cap of $25 million (1.00% of “membership asset value” as defined), or

•       an activity based stock requirement (based on percentage of outstanding advances).

The new capital stock is redeemable with five years’ written notice, subject to certain conditions. The effect of this plan was that the Bank had to purchase $5.9 million of additional FHLB stock bringing the total of its holdings to $8.2 million.

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

Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following scenarios trigger coverage under the Home Ownership and Equity Protection Act of 1994:

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

Off Balance Sheet and Other Related Party Transactions

As noted in Footnote 12 to the financial statements, the Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $40.9 million at December 31, 2005 compared to $30.2 million one year earlier. Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $658.0 million, which compares to $626.4 million outstanding one year earlier.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments.

As noted in Footnote 5 to the financial statements, the Company does make loans to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms. These loans totaled $14.1 million at the end of 2005, compared to the $8.7 million outstanding one year earlier. While loans to insiders and related parties are generally prohibited under SOX, as a bank, the Bank is exempt from this rule.

Where You Can Find More Information.

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Stock Purchase and Savings Plans), Form 8-K (Current Report), Forms 3, 4, and 5 (Changes in Beneficial Ownership) and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information, such as certain corporate governance documents including the Company’s and Bank’s audit committee charter, compensation committee charter, nominating/corporate governance committee charter, corporate governance guidelines, and corporate code of conduct (which includes the code of ethics required by the SEC and applicable to senior executive officers of the Company and Bank), are available free of charge on the Company’s website: www.midstatebank.com. The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.

ITEM 1A.        RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes may affect our business are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Associated with our Business.

We are highly dependent on real estate and a downturn in the real estate market could hurt our business.

A significant portion of our loan portfolio is dependent on real estate. At December 31, 2005, real estate served as the principal source of collateral with respect to approximately 84% of our loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We also have a concentration in commercial real estate loans.

We also have a high concentration in commercial real estate or CRE loans. CRE loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers. Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition. In addition, unlike residential mortgage loans, commercial real estate loans generally depend on the cash flow from the property to service the debt. Cash flow may be significantly affected by general economic conditions.

Banking regulators have recently issued proposed guidance regarding institutions that have particularly high concentrations of CRE within their lending portfolios. This guidance suggests that institutions that exceed certain levels of CRE lending may be required, in the future, to maintain higher capital ratios than institutions with lower concentrations in CRE lending. If and when this proposed guidance becomes final, we may be subject to enhanced regulatory scrutiny and subject to higher capital requirements.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Insufficient loan demand could have an adverse impact on our business.

We are significantly affected by the level of loan demand available in our markets. Strong local pressure from competitors to make loans to existing and potential customers also affects our ability to make sufficient loans. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income since funds will be placed in lower yielding investments.

Our business is subject to interest rate risk and changes in interest rates may adversely affect our performance and financial condition.

Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Increasing levels of competition in the banking and financial services business may decrease our net interest spread by forcing us to offer lower lending interest rates and pay higher deposit interest rates.

A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our commercial real estate and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. The Federal Reserve Board’s decrease in rates during 2001, 2002 and 2003 substantially impacted our interest rate spread, as the spread for 2004 declined to 5.36% (taxable equivalent) from 5.54% (taxable equivalent) in 2003 and from 5.74% (taxable equivalent) in 2002. Increases in short term rates by the Federal Reserve Board in the latter half of 2004 through 2005 and into 2006 are having the effect of beginning to reverse this trend with our interest spread rising to 5.74% (taxable equivalent) in 2005. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on our business, financial condition and results of operations.

Failure to successfully execute our strategy could adversely affect our performance.

Our financial performance and profitability depends on our ability to execute our corporate growth strategy. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Challenges and Opportunities in 2006.”   Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition and results of operations.  Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced. Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as:

•       Inability to control non-interest expense, including, but not limited to, rising employee and healthcare costs;

•       Inability to increase non-interest income; and

•       Continuing ability to expand, through de novo branching or finding acquisition targets at valuation levels we find attractive.

Our primary market area is an increasingly competitive and overcrowded banking market. Our ability to achieve the growth outlined in our corporate strategic goals may be dependent in part on an ability to grow through the successful addition of new branches or the identification and acquisition of potential targets at acceptable pricing levels either inside or outside of our primary market. If we are unable to attract significant new business through strategic branching, or acquiring new business through our acquisition of other banks, our growth in loans and deposits and, therefore, our earnings, may be adversely affected.

Economic conditions on the California Central Coast could adversely affect our operations and/or cause us to sustain losses.

Our retail and commercial banking operations are concentrated primarily in San Luis Obispo and Santa Barbara Counties. As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock.

Potential acquisitions may affect our business and shareholder value.

We are currently seeking merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We do not currently have any specific plans, arrangements or understandings regarding such expansion. We cannot say with any certainty that we will be able to consummate such acquisitions. In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•       Potential exposure to unknown or contingent liabilities of the target company.

•       Exposure to potential asset quality issues of the target company.

•       Difficulty and expense of integrating the operations and personnel of the target company.

•       Potential disruption to our business.

•       Potential diversion of management’s time and attention.

•       The possible loss of key employees and customers of the target company.

•       Difficulty in estimating the value of the target company.

•       Potential changes in banking or tax laws or regulations that may affect the target company.

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

Likewise, we may expand our branch network through de novo branches in existing or new markets. These de novo branches will have expenses in excess of revenues for varying periods after opening that could decrease our reported earnings.

We face strong competition from financial service companies and other companies that offer banking services that could hurt our business.

The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting quality assets and deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services business may reduce our market share, decrease loan demand, cause the prices we charge for our services to fall, or decrease our net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Therefore, our results may differ in future periods depending upon the nature or level of competition.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most of our activities can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Our internal operations are subject to a number of risks.

We are subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

Information Systems.   We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.

While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Technological Advances.   The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other External Events.   Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, the Central Coast of California is subject to earthquakes and fires. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to our banking and operation facilities. While we have not experienced such an occurrence to date, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We depend on cash dividends from our subsidiary bank to meet our cash obligations.

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service our obligations, including cash dividends. See “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”  Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.

Impairment of goodwill recorded on our balance sheet could lead to a charge against future period’s earnings.

Pursuant to Generally Accepted Accounting Practices (GAAP), we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges to goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the period of such charge. In addition, such charges would reduce our consolidated net worth and our shareholders’ equity.

Risks Associated with our Industry.

We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations.

The financial services industry is regulated extensively. Federal and State regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on our operations.

New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business. We have to comply with all governmental regulations such as the Sarbanes Oxley Act of 2002, the Bank Secrecy Act, the Patriot Act, the Community Reinvestment Act, and many others. The cumulative cost of compliance with these regulations could be significant and affect the ability of the Company to earn an adequate return for its shareholders. For example, operating expenses were impacted by the significant cost of compliance with the new Sarbanes-Oxley Section 404 provisions in the years ended December 31, 2005 and 2004.

Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions for us.

New legislative and regulatory proposals may affect our operations and growth.

Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, banks and other financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes might have on us or our subsidiaries are impossible to determine. Similarly, proposals to change the accounting treatment applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities. The likelihood and impact of any additional future changes in law or regulation and the impact such changes might have on us or our subsidiaries are impossible to determine at this time.

Risks Associated with our Stock.

Our Stock Trades Less Frequently Than Others.

Although our common stock is listed for trading on the NASDAQ National Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Our Stock Price Is Affected by a Variety of Factors.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things:

•       Actual or anticipated variations in quarterly results of operations.

•       Recommendations by securities analysts.

•       Operating and stock price performance of other companies that investors deem comparable to our company.

•       News reports relating to trends, concerns and other issues in the financial services industry.

•       Perceptions in the marketplace regarding our company and/or its competitors.

Our Common Stock Is Not An Insured Deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Our Articles Of Incorporation and By-Laws, As Well As Certain Banking Laws, May Have An Anti-Takeover Effect.

Provisions of our articles of incorporation, bylaws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may hinder a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

The Company does not have any unresolved staff comments received from the staff of the Securities and Exchange Commission (SEC).

ITEM 2.                PROPERTIES

The Company’s principal office is located at 1026 Grand Avenue, Arroyo Grande, California. As of December 31, 2005, the Bank owned 23 of its branch offices, 4 non-banking support offices and leased 20 other Bank locations (covered by 22 leases). The Company believes its present facilities are in good condition and are adequate for its present needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 6 to the Consolidated Financial Statements for a further description of the Company’s lease obligations.

Ownedby Bank or Subsidiary:	Location of Offices	Encumbrance
Arroyo Grande*	991 Bennett Avenue	NONE
Arroyo Grande	1026 Grand Avenue	NONE
Arroyo Grande*	550 Camino Mercado	NONE
Arroyo Grande*	398 Sunrise Terrace	NONE
Atascadero	6950 El Camino Real	NONE
Buellton	West Highway 246 & Central	NONE
Cambria	1070 Main Street	NONE
Goleta Valley	5956 Calle Real	NONE
Grover Beach	899 Grand Avenue	NONE
Grover Beach*	140 North Second Street	NONE
Guadalupe	905 Guadalupe Street	NONE
Lompoc	828 North “H” Street	NONE
Los Osos	1001 Los Osos Valley Road	NONE
Morro Bay	251 Harbor Street	NONE
Nipomo	615 West Tefft Street	NONE
Paso Robles	845 Spring Street	NONE
Pismo Beach	801 Price Street	NONE
San Luis Obispo	75 Santa Rosa	NONE
San Luis Obispo	2276 Broad Street	NONE
Santa Barbara	33 East Carrillo Street	NONE
Santa Barbara	2222 Bath Street	NONE
Santa Maria	720 North Broadway	NONE
Santa Maria	2739 Santa Maria Way	NONE
Santa Maria	1554 South Broadway	NONE
Santa Maria	519 E. Main Street	NONE
Templeton	1025 Las Tablas Road	NONE
Vandenberg Village	3745 Constellation Road	NONE

Leased by Bank or Subsidiary

Arroyo Grande	1132 West Branch Street	$3,500.00 per month
West Branch In Store Office		Expires February, 2010
Camarillo	470 Arneill Road	$7,089.98 per month
Camarillo Financial Center		Expires June, 2009
Cayucos	107 North Ocean Avenue	$1,782.00 per month
Expires November, 2007
Goleta Valley	5340 Hollister Avenue	$5,210.28 per month
Hollister Office		Expires February, 2007
Ojai	410 Ventura Avenue	$2,124.27 per month
Oak View		Expires December, 2010
Ojai	1207 Maricopa Highway	$8,003.00 per month
Ojai Valley		Expires December, 2014
Orcutt	1110 East Clark Avenue	$11,292.00 per month
Expires October, 2010
Oxnard	300 Esplanade Drive,	$14,676.95 per month
Esplanade Financial Center	Suite 101	Expires September, 2012
Oxnard*	300 Esplanade Drive,	$12,145.25 per month
	Suite 110	Expires August, 2012
Oxnard	155 “A” Street	$6,030.42 per month
Downtown Oxnard Office		Expires July, 2010
Oxnard	121-125 Gonzales Boulevard	$6,907.43 per month
Northside Plaza Office***		Expires July, 2007
Paso Robles	705 Golden Hill Road	$9,585.00 per month
Creston Road Office		Expires October, 2012
Pismo Beach	865 Oak Park Boulevard	$10,683.00 per month
Oak Park Office		Expires March, 2008
Santa Barbara	914 Carpinteria Street	$10,407.00 per month
Milpas Office		Expires May, 2017
Santa Maria**	720 North Broadway	$2,522.00 per month
North Broadway Office—Land		Expires Dec, 2008
Santa Ynez	3600 Sagunto Street	$2,759.00 per month
Expires May, 2012
Solvang	1600 Copenhagen Drive	$12,099.16 per month
Expires April, 2008
Ventura	300 S. Mills Road	$17,306.94 per month
Mills Road Financial Center		Expires August, 2012
Ventura	304 E. Main Street	$10,652.00 per month
Downtown Ventura Office		Expires November, 2012
Ventura	6401 E. Telephone Road	$11,985.56 per month
County Center Office		Expires September, 2012
Westlake Village	2663 Townsgate Road	$16,732.00 per month
Expires September, 2015
Westlake VillageCommercial	2663 Townsgate Road,	$7,614.81 per month
Banking Office*	Suite 113/119	Expires December, 2011

Former Bank Offices Leased by Bank—Which Are Sub-Leased

Nipomo	630 W. Tefft Street	$4,156.00 per month
Ground Lease		Expires February, 2015

*                    The Bank’s rental expense for 2005 was $2,042,000. See note 6 of the Company’s financial statements included in Item 8 of this Report for certain additional information concerning the amount of the Bank’s lease commitment. All offices listed are full service branch offices, except those with asterisks noted above. Asterisks represent non-banking support offices (e.g., Administration, Data Processing, Supplies Warehouse, Credit Services, et. al.)

**             Ground lease on property adjacent to a fully owned facility.

***      Office closed June 30, 2005. Remaining rental charges expensed in 2005.

ITEM 3.                LEGAL PROCEEDINGS

The Company is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. The Company is not a party to any pending legal or administrative proceedings as of December 31, 2005 (other than ordinary routine litigation incidental to the Company’s business) and no such proceedings are known to be contemplated. The Company does not expect the resolution of these items to have a material impact on its financial condition or operating results.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the NASDAQ National Market under the symbol “MDST.” The following table summarizes those trades of the Company’s Common Stock on NASDAQ, setting forth the approximate high and low closing sales prices for each quarterly period ended since January 1, 2004. The closing sales price on December 31, 2005 was $26.75 compared to the close one year earlier of $28.65.

	Closing Sales Prices
Quarter Ended 2004	Low	High
March 31	$23.00	$26.99
June 30	$21.03	$24.50
September 30	$23.00	$26.13
December 31	$25.45	$30.61

	Closing Sales Prices
Quarter Ended 2005	Low	High
March 31	$25.80	$28.89
June 30	$24.00	$28.94
September 30	$26.70	$31.29
December 31	$25.84	$29.61

There are approximately 5,000 holders of Mid-State Bancshares common stock as of December 31, 2005.

Equity Plan Compensation Information

The following table summarizes information as of December 31, 2005 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities To be issued upon Exercise of Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation Plans approved by Stockholders	2,000,958	$19.20	1,027,372
Equity compensation Plans not approved by Stockholders	-None-	N/A	N/A
Total	2,000,958	$19.20	1,027,372

Dividends

The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 2004 by the Company to its shareholders.

Payable Date	Dividend
January 15, 2004	$0.13 per share
April 15, 2004	$0.14 per share
July 15, 2004	$0.14 per share
October 15, 2004	$0.14 per share
January 14, 2005	$0.16 per share
April 15, 2005	$0.16 per share
July 15, 2005	$0.16 per share
October 14, 2005	$0.16 per share
January 17, 2006	$0.18 per share

The Company is a legal entity separate and distinct from the Bank. The Company’s shareholders are entitled to receive dividends when declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the Corporation Law). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1-1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1 1/4 times its current liabilities.

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

Transfer Agent

Mellon Investor Services, LLC serves as the Company’s transfer agent. Shareholder inquiries regarding holdings of Mid-State Bancshares Common Stock can be directed to:

Mellon Investor Services, LLC
P. O. Box 3315
South Hackensack, NJ       07606

Or

Mellon Investor Services, LLC
480 Washington Boulevard
Jersey City, NJ 07310-1900

By Phone:
1-(888)-540-9878 (U.S. & Canada)
1-(201)-329-8660 (Outside U.S.)
TDD for Hearing Impaired: (800) 231-5469
Foreign Shareowners: (201) 680-6578
TDD Foreign Shareowners: (201) 680-6610

Web Site Address: www.melloninvestor.com/isd

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

Stock Repurchase Program

The Board of Directors at its regular meeting of June 15, 2005, authorized the purchase of up to 1,141,373 additional shares since its prior authorizations in May 2002 and January 2004 had expired. The June 2005 authorization does not have an expiration date. The repurchase program seeks to reduce the number of outstanding shares resulting in an improvement to the Company’s earnings per share and to its return on equity. All of these shares were purchased at current market prices on the date of transaction in compliance with the SEC rules. The total number of shares repurchased was 845,055, 658,867, and 800,006 in 2005, 2004 and 2003, respectively. The average price paid per share in 2005, 2004, and 2003 was $27.29, $25.26, and $20.27, respectively. As of December 31, 2005, the Company could repurchase up to an additional 816,675 shares under the June 2005 authorization.

During the fourth quarter of 2005, share repurchase activity was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Shares Purchased Pursuant To June 15, 2005 Authorization	Remaining Shares to Purchase Pursuant to June 15, 2005 Authorization
October 2005	62,402	$26.72	265,237	876,136
November 2005	59,461	$28.29	324,698	816,675
December 2005	—-	—	324,698	816,675
Fourth Quarter 2005 Totals	121,863	$27.49	324,698	816,675

ITEM 6.                SELECTED FINANCIAL DATA

Selected Consolidated Financial Data—Mid-State Bancshares

(In thousands—except per share data)	2005	2004	2003	2002	2001
Year Ended December 31:
Interest Income (not taxable equivalent)	$128,326	$109,936	$105,240	$109,332	$114,002
Interest Expense	15,503	8,450	9,699	16,381	26,480
Net Interest Income	112,823	101,486	95,541	92,951	87,522
Provision for Loan Losses	—	(2,700)	(969)	600	4,100
Net Interest Income after provision for loan losses	112,823	104,186	96,510	92,351	83,422
Non-interest income	21,441	27,764	29,059	24,321	23,254
Non-interest expense	77,674	79,294	74,691	70,925	64,744
Income before income taxes	56,590	52,656	50,878	45,747	41,932
Provision for income taxes	19,099	17,547	17,714	15,892	14,530
Net Income	$37,491	$35,109	$33,164	$29,855	$27,402
Per share:
Net Income—basic	$1.65	$1.50	$1.41	$1.25	$1.22
Net Income—diluted	$1.61	$1.47	$1.40	$1.20	$1.18
Weighted avg. shares for Basic E.P.S. calculation	22,788	23,422	23,443	23,962	22,452
Weighted avg. shares for Diluted E.P.S. calculation	23,300	23,897	23,762	24,837	23,252
Cash dividends	$0.66	$0.58	$0.50	$0.41	$0.37
Book value at period-end	$12.10	$11.89	$11.56	$10.72	$9.74
Tangible book value at period-end	$9.69	$9.48	$9.15	$8.94	$7.96
Ending Shares	22,520	23,099	23,567	23,697	24,089
Period Averages:
Total Assets	$2,367,764	$2,269,873	$2,045,252	$1,892,137	$1,570,098
Total Tangible Assets	2,312,889	2,213,639	2,000,406	1,850,671	1,558,507
Total Loans & Leases	1,472,885	1,310,842	1,131,932	1,109,245	999,501
Total Earning Assets	2,120,123	2,050,218	1,857,241	1,718,280	1,444,631
Total Deposits	2,049,280	1,970,248	1,763,215	1,623,510	1,351,256
Common Equity	276,412	277,054	261,103	244,295	195,955
Common Tangible Equity	221,537	220,820	217,982	202,829	184,364
At December 31,
Cash and cash equivalents	$109,791	$112,669	$123,763	$128,036	$102,970
Investments and Fed Funds Sold	619,332	650,817	822,179	625,483	524,345
Loans held for sale	10,176	12,988	13,410	22,560	13,604
Loans, net of deferred fees, before allowance	1,519,014	1,421,894	1,154,932	1,087,551	1,136,099
Allowance for Loan & Lease Losses	(11,896)	(13,799)	(16,063)	(17,370)	(19,073)
Goodwill and Core Deposit Intangibles	54,323	55,572	56,947	40,949	42,021
Other assets	90,759	55,946	53,664	47,531	53,698
Total Assets	$2,391,499	$2,296,087	$2,208,832	$1,934,740	$1,853,664
Non-interest bearing deposits	$567,782	$517,139	$487,624	$390,212	$367,370
Interest bearing deposits	1,501,824	1,477,406	1,424,807	1,262,735	1,216,796
Other borrowings	25,903	6,582	7,627	10,973	17,714
Allowance for losses—unfunded commitments	1,761	1,783	1,941	1,771	1,586
Other liabilities	21,667	18,550	14,279	14,914	15,647
Shareholders’ equity	272,562	274,627	272,554	254,135	234,551
Total Liabilities and Shareholders’ equity	$2,391,499	$2,296,087	$2,208,832	$1,934,740	$1,853,664

Selected Consolidated Financial Data—Mid-State Bancshares (Continued)

(In thousands—except per share data)	2005	2004	2003	2002	2001
Asset Quality
Non-accrual loans	$2,463	$10,700	$12,312	$16,748	$2,986
Loans past due 90 days or more	—	—	—	—	690
Other real estate owned	—	—	3,428	—	—
Total non performing assets	$2,463	$10,700	$15,740	$16,748	$3,676
Financial Ratios
For the year:
Return on assets	1.58%	1.55%	1.62%	1.58%	1.75%
Return on tangible assets	1.62%	1.59%	1.66%	1.61%	1.76%
Return on equity	13.56%	12.67%	12.70%	12.22%	13.98%
Return on tangible equity	16.92%	15.90%	15.21%	14.79%	14.90%
Net interest margin (not taxable equivalent)	5.32%	4.95%	5.14%	5.41%	6.06%
Net interest margin (taxable equivalent)(2)	5.74%	5.36%	5.54%	5.74%	6.36%
Net loan losses (recoveries) to average loans	0.13%	(0.03%)	0.06%	0.19%	0.22%
Dividend Payout Ratio	40.0%	38.6%	35.3%	32.8%	30.3%
Efficiency ratio	57.9%	61.3%	59.9%	60.5%	58.4%
At December 31:
Equity to average assets (leverage ratio)	9.2%	9.3%	9.6%	10.6%	10.2%
Tier One capital to risk-adjusted assets	11.6%	12.1%	13.8%	14.7%	13.8%
Total capital to risk-adjusted assets	12.3%	13.0%	15.0%	16.0%	15.0%
Loan loss allowance to loans, gross(1)	0.9%	1.1%	1.6%	1.8%	1.8%
Non-accrual loans to total loans, gross	0.2%	0.8%	1.1%	1.5%	0.3%
Non performing assets to total assets	0.1%	0.5%	0.7%	0.9%	0.2%
Allowance for losses to non performing loans(1)	554%	146%	146%	114%	562%

(1)          Includes allowance for loan losses and allowance for losses-unfunded commitments.

(2)          Taxable equivalent converts tax exempt income as if it were taxable.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Business of the Company

The Company has as its single, wholly owned subsidiary, Mid-State Bank & Trust (the Bank). The Bank has two wholly owned subsidiaries—MSB Properties, Inc. and Mid Coast Land Company (discussed above in Part I of this report and later in this Management’s Discussion and Analysis). The Bank was founded in 1961 and operates a full service commercial banking business serving its customers on the Central Coast of California. Headquartered in Arroyo Grande, it operates 41 offices in communities throughout San Luis Obispo, Santa Barbara and Ventura Counties and serves nearly 100 thousand households and businesses.

The following discussion and analysis will provide insight and supplementary information into the accompanying consolidated financial statements of the Company. It also provides Management’s assessment of the operating trends over the past few years and certain of their expectations for 2006. Unless otherwise noted below, the discussion and analysis section deals almost exclusively with the Community Banking segment of the Company. The other two segments, Mid-Coast Land Company and Trust Services, contribute a small percentage (less than 3%) to the overall earnings of the Company.

2005 RESULTS AND ACCOMPLISHMENTS

Financial Summary

The Company, on a consolidated basis, reported net income of $37.5 million in 2005, $35.1 million in 2004 and $33.2 million in 2003. The diluted Earnings Per Share (EPS) was $1.61 for 2005 compared to $1.47 in 2004 and $1.40 in 2003. Consolidated total assets at December 31, 2005 were $2.391 billion compared to $2.296 billion at December 31, 2004, up 4.1%. Total deposits also increased from $1.995 billion as of December 31, 2004 to $2.070 billion as of December 31, 2005. Shareholders’ common equity stood at $272.6 million at year end down from its $274.6 million level one year earlier. There were a number of factors working to both increase and decrease this account which showed a net decline. Those factors working to increase shareholders’ common equity included; 1) $37.5 million of net income generated for the year and 2) $4.0 million received for the exercise of stock options. These were offset however by; 1) $15.0 million in dividends paid out during 2005, 2) $23.1 million paid for the repurchase of common stock outstanding, and 3) a $6.5 million reduction in accumulated other comprehensive income.

The table below illustrates net income by subsidiary unit.

Income (Loss) by subsidiary (000’s)	2005	2004	2003
Bank only, pre-tax	$55,097	$50,711	$48,684
MSB Properties, pre-tax	2,041	2,079	2,376
Mid Coast Land Co., pre-tax	705	654	556
Parent only, pre-tax	(1,253)	(788)	(738)
Tax (expense)	(19,099)	(17,547))	(17,714)
Net Income—Mid-State Bancshares	$37,491	$35,109	$33,164

Executive Summary

Management considers the following to be the most significant items affecting net income during 2005 compared to 2004.

•       During 2005, with the Federal Reserve orchestrating a number of increases in short term interest rates, the Prime Rate (to which many of the Company’s loans are tied) increased 8 times over the course of the year from 5.25% at the start of the year to 7.25% by the end of the year. Because of its general asset sensitivity, the Company saw an improvement in its net interest margin (from 5.36% in 2004 to 5.74% in 2005, taxable equivalent). Coupled with a $69.9 million increase in earning assets, this allowed the Company to show a $11.3 million increase in net interest income.

•       The Company took a benefit to provision for loan losses of $2.7 million in 2004 compared to no provision during 2005. The benefit taken to the provision for loan losses in 2004 reflected strong credit quality standards, consistent performance of the loan portfolio in recent years, improving trends in classified loans, improving trends in delinquencies and charge-offs, an improved outlook for the collection of the Company’s non accrual loans, and an improved outlook for economic activity in general. The Company did not need to take any benefit to the provision for loan losses in 2005. Because of the continued quality of the portfolio, it also did not have to take a charge to the provision for loan losses in 2005.

•       The Company realized non-recurring gains in 2004 of $1.1 million on the sale of OREO and $475 thousand in securities gains. The Company had only minor securities gains of $88 thousand in 2005 and no OREO gains.

•       The net decrease in total non-interest expense amounted to $1.6 million in 2005 compared to 2004. Factors contributing to this decrease included 1) decreases in merchant credit card processing fees of $4.3 million on 2005 compared to 2004; 2) increases in salaries and employee benefits of $2.8 million related primarily to the Company’s incentive bonus program and 3) all other operating expenses increasing by $180 thousand from one year to another. The decrease in merchant credit card processing charges was a result of outsourcing this function to a third party. There was a similar drop in non-interest income.

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

•       Average earning assets increased by $193.0 million in 2004 compared to 2003 more than offsetting the decline in the net interest margin (from 5.54% in 2003 to 5.36% in 2004 (taxable equivalent) thereby allowing the Company to show a $5.9 million increase in net interest income.

•       The Company realized non-recurring gains in 2004 of $1.1 million on the sale of OREO and $475 thousand in securities gains. The Company had only minor securities gains of $40 thousand in 2003.

•       Increases in the non-interest expense amounted to $4.6 million in 2004 compared to 2003. Factors contributing to this increase included 1) increases in outside professional services of $913 thousand related to Section 404 Sarbanes-Oxley compliance efforts; 2) increases in advertising and promotional expenditures of approximately $1.0 million in 2004 compared to 2003; 3) increases in costs reflecting the merger with Ojai Valley Bank effective October 31, 2003 which resulted in two months of costs in the 2003 figures compared to a full 12 months in 2004, estimated to be an increase of $1.4 million; 4) increase in employee benefits primarily related to workers compensation and group insurance increases of $198 thousand (excluding the impact of the Ojai employees) and 5) all other operating expenses increasing by $11 million, net of declines—the primary impact being salary increases of $1.5 million (excluding the impact of Ojai employees).

•       There was a decline in the net gains realized on mortgage loans sold of $2.8 million in 2004 compared to 2003 as a result of the dramatic slowdown in refinance activity during the year.

Challenges and Opportunities in 2006

Management considers the following to be major challenges and opportunities for the Company in 2006. They should be read in conjunction with the information contained in “Item 1A. Risk Factors.”

•       The number of additional increases in short term interest rates that the Board of Governors of the Federal Reserve System will cause to occur in 2006. The Company’s asset and liability, maturity and rate structure are such that its net interest margin should improve in a rising rate environment. However, many pundits expect the number of additional increases in 2006 to be limited. Since the Company received benefit to its spread and its net interest margin from the rate increases in 2005, the extent to which it may receive additional benefit in 2006 could be limited.

•       The ability of the economy to continue its recovery and enhance the Company’s ability to grow its loan portfolio either through loan originations or purchases consistent with the Company’s credit standards. Loan growth in recent years has been adequate, however, competition is intense and no assurance can be given that in future periods the Company will be able to obtain a sufficient share of the business available.

•       The ability of the Company to generate new revenue sources either through new customers in existing or new markets, increased fees on existing products or the introduction of new products. Because the Company is well capitalized and its stock price is trading at favorable multiples of book value and earnings, it is well positioned to make strategic acquisitions in selected markets but only at valuation levels we find attractive.

•       The ability of the Company to contain salary and benefits costs which have risen in recent years, especially in view of the expensing of stock options (initial estimates for 2006 put the impact at approximately $1.0 million pre-tax, or $0.03 per share—see Note 1 and Note 15 of the Notes to the Consolidated Financial Statements which follows in Item 8 of this report) and the start-up costs of new banking facilities (a branch office and commercial banking office) in the Westlake Village market.

•       The ability of the Company to fully integrate its relatively new Ventura County offices and presence into the Company and take advantage of the expanded market opportunities it sees there. The Company believes its expanded presence in Ventura County will allow it to take advantage of the large and growing economic base in that part of its market area. Expansion into the Westlake Village market in the Spring of 2006 should enhance this effort.

•       The ability of the Company to make its internal support functions more efficient by exploring, and then implementing, a plan to consolidate their operations in one location in a cost effective manner.

•       The ability of the Company to continue to be competitive on deposit and loan pricing in the face of intense competition from its competitors. These competitive pressures could affect both interest income in a downward manner and deposit costs in an upward manner leading to a compression of the net interest margin.

•       The ability of the Company to attract and retain qualified personnel.

•       Since the Company has the capacity, it may increase its Other Borrowings during 2006 in an effort to diversify its funding sources and purchase earning assets which create a positive spread for the income statement, allowing it to more profitably leverage its strong capital base.

Other Events and Items of Note in 2005

The Company’s stock repurchase program continued in 2005 with 845,055, shares repurchased, which compares to 658,867 and 800,006 shares repurchased in 2004 and 2003, respectively. The average price paid for the stock over this three year period was $27.29, $25.26, and $20.27, respectively. As of December 31, 2005, the Company had 816,675 shares remaining to repurchase under its June 2005 authorization approved by the Board of Directors to re-purchase up to 1,141,373 additional shares. The authorization does not have an expiration date.

EXTERNAL FACTORS IMPACTING THE BANK

Economic Conditions

In last year’s annual report we noted that, “Management is encouraged that 2005 should again be a solid year for the economy in the Company’s trade area...... our local trade area again appears to be in a solid position at the start of 2005 to continue the recovery underway and maintain low unemployment rates. The Board of Governors of the Federal Reserve System have started raising short term interest rates and Management expects this trend to continue with the target Fed Funds rate reaching the mid 3% range by year-end. Management also expects that longer term rates will rise much more modestly, if at all, in-keeping with a continued trend towards a flatter yield curve.” We note that this forecast proved reasonably accurate. The Federal Reserve increased short term rates throughout 2005 with the bellwether Federal

Funds Rate reaching 4.25% at December 31, 2005. While the national unemployment rate dropped from 5.4% at the start of 2005 to 4.9% by the end of the year, locally, unemployment rates also fell with San Luis Obispo County falling to 3.6% at the end of 2005 compared to 4.0% at the start of the year and Santa Barbara County falling to 4.1% from 4.8% one year earlier. The yield curve also, as expected, flattened dramatically with the spread between the three month and ten year Treasury declining from 202 basis points at the start of 2005 to just 31 basis points at the end of the year. The ten year Treasury is actually little changed from its 4.24% level at the start of the year having closed at 4.39% at the end of 2005. Management is of the opinion that the flattening of the yield curve portrays a general belief that future inflation will be in-line with recent historical experience (e.g.—the Consumer Price Index was up 3.4% and 3.3% in 2005 and 2004, respectively) and we have no reason to change that expectation. Notwithstanding spikes in energy prices, inflation does appear to be in check.

The most comprehensive review of local economic conditions in our market known to Management comes from the University of California at Santa Barbara (UCSB) Economic Forecast Project. According to UCSB, Gross County Product in the tri-county area was estimated at $82.0 billion in 2005, up 6.9% from the $76.7 level in the prior year. Adjusted for real dollars, it was up 3.7% following a 3.3% growth rate in 2004 and 3.2% in 2003. These rates of growth were down from the double digit increases witnessed in the late 1990’s. For California as a whole, real Gross State Product was +4.5% in 2005, +4.6% in 2004 and +3.4% in 2003, slightly ahead of the Tri County experience. Expectations by UCSB for 2006 are for further improvements with the real State Product growing 3.8% and the real Tri County Gross Product growing somewhat slower at a 3.5% pace. A survey of business owners across the tri-county area conducted by UCSB in the third quarter of 2005 found general optimism with respect to expected business activity over the coming year. Survey participants were queried, “Will you be expanding or downsizing your firm in the next twelve months?” While 50.5% of the respondents said they did not expect to expand or contract, fully 27.0% expected to expand 1% to 9% and 14.4% expected to expand 10% or more. In contrast, only 8.1% of respondents expected to contract. Reflecting similar optimism, when asked, “In six months, do you expect your firm to be better or worse off?”, over 58% expected to be better off or much better off compared to just 7% expecting to be worse off. All of this evidence indicates to Management that growth should continue in 2006 in the local economy at similar levels to 2005 with nominal growth in the 6.5% to 7.0% range and real growth in the 3% to 4% range.

Median home prices are at historical highs throughout the Bank’s service area. The median price of a home in 2005 is estimated to have reached $539 thousand in San Luis Obispo County, up 21% from a year earlier. In Santa Barbara County, that figure is estimated to have reached $685 thousand, up 25% from one year earlier. And in Ventura County, the median home price is estimated to have grown at a somewhat slower 13% pace from one year before. In spite of numerous residential building projects in the Bank’s trade area and housing affordability indices falling below 20% in most locales, the local real estate market still appears relatively healthy with a combination of historically low interest rate levels and demand ahead of supply. The strong trends in both residential and non-residential real estate exhibited in recent years are believed to be slowing somewhat though as we enter 2006. Lenders continue to be very prudent in their lending practices having learned the lessons of the early 1990’s and hence building is far less speculative. Collectively, all factors considered, Management does not see significant risk of a dramatic slowdown in real estate in 2006. However, Management would not be surprised to see flat housing prices in 2006 or even some modest downward pressure on prices, as a correction to the dramatic increases seen over the past several years. It is also significant that high real estate prices have created a demographic trend of “aging” home owners replacing “working-class” residents who find first time home ownership difficult. This is contributing to an out-migration by young families with working-aged heads of households. The impact of this demographic trend has implications on the local economy and the types of businesses that operate here with service and retail oriented businesses likely to be more predominant compared to manufacturing and industrial type businesses.

With positive indicators continuing in the national economic statistics and a solid economic base locally, Management is encouraged that 2006 should again be a positive year overall for the economy in the Company’s trade area. As mentioned last year, this optimism must be tempered by the potential for disruption resulting from geopolitical issues surrounding homeland security and terrorism. The effects of episodes such as the 9/11 terrorist attacks, the wars in Afghanistan and Iraq, and the international tensions surrounding these events, can have a significant impact on economic activity. In spite of this caveat, our local trade area again appears to be in a solid position at the start of 2006 to continue solid economic growth and maintain low unemployment rates. The Board of Governors of the Federal Reserve System are widely believed to be reaching the end of their drive to raise short term interest rates and Management expects only modest additional increases with the target Fed Funds rate reaching the 5% range by year-end. Management again expects that longer term rates will rise modestly, with a continuing flat yield curve in place through 2006.

Competitive Factors

Competitive pressures from other financial institutions continue to be intense both in the Company’s trade area and throughout the nation. Many banks are suffering from insufficient loan volumes and have become very aggressive on the pricing of those good credits available. In the Company’s tri-counties service area, 68 financial institutions (banks and savings institutions) operate 336 offices serving $24.6 billion in deposits based on data as of June 30, 2005. These figures are up from 66 institutions operating 321 offices with $23.1 billion in deposits one year earlier. Additionally, while Management does not have specific metrics on competition from broker dealers, there is significant competition from brokerage houses providing competing deposit and investment products. Also, “conduit financing” from Wall Street is competing with the Bank for larger loan transactions.

It should be noted that the trend toward consolidation of banking assets exhibited over the past few years in California continued in 2005. Statewide, 15 banks are merging out of existence based on announced merger transactions. According to the State Department of Financial Institutions however, 21 new banks have filed in 2005 to start a new bank in California, with 10 of those having been already approved.

ANALYSIS OF STATEMENT OF FINANCIAL POSITION

Loans

The Bank experienced an increase in net loans from $1,408.1 million at the end of 2004, to $1,507.1 million at the end of 2005. This represents an increase in the loan portfolio of $99.0 million, or 7.0%, following the $269.2 million, or 23.6% increase in 2004. The loan portfolio represents approximately 63% of the Bank’s assets. Additionally, loans held for sale (which are single family residential mortgages pending sale) total $10.2 million at the end of 2005, down from $13.0 million one year earlier.

The graph above displays the trend over the five year period ended December 31, 2005 in the various components of the loan portfolio, net of deferred loan fees. Construction loans have risen from their level four years earlier—$215.0 million at December 31, 2001 compared to $277.6 million at year-end 2005. Real Estate loans generally trended up from $525.8 million at the end of 2001 to $814.6 million at the end of 2005. The larger growth in real estate loans, especially in recent years, reflects an expanded use of jumbo adjustable rate mortgage loans in the portfolio ($131.0 million at the end of 2005) along with the purchase of certain of these same type of loan assets in the secondary market ($28.9 million at the end of 2005).

Home Equity Credit Lines have generally increased from $68.5 million at the end of 2001 compared to $182.1 million at the end of 2005. Consumer loans (installment and credit reserve) have decreased from $39.3 million at December 31, 2001 to $21.4 million at year-end 2005. Commercial and other loans have generally declined to $187.4 million at December 31, 2005. Agricultural production loans have remained flat, ending at $35.9 million. The Bank expects to continue to emphasize all types of lending activity in order to diversify the risk in its portfolio. Economic activity in the Central Coast will determine the types of credit the Bank will be able to extend and hence its ability to achieve this objective. For a discussion of the Company’s concentrations in total real estate loans and in commercial real estate loans, see “Item 1A. Risk Factors.”

The Bank’s allowances for losses collectively stand at $13.7 million, or 0.9% of gross loans, and represents losses not yet realized, but inherent in the loan portfolio and on unfunded commitments. The allowances for losses was $15.6 million at December 31, 2004. The year-end 2005 balance now represents 554% of non-performing loans which is up from the 146% level at the end of 2004 owing to a drop in non performing loans. A five-year review of activity in the allowance for losses and an allocation by loan type of the allowance is shown in the tables below.

Allowances for Losses (in 000’s)	2005	2004	2003	2002	2001
Allowance for loan losses beginning of year	$13,799	$16,063	$17,370	$19,073	$10,920
Allowance for losses—unfunded commitments	1,783	1,941	1,771	1,586	2,360
Total allowances for losses	$15,582	$18,004	$19,141	$20,659	$13,280
Provision for loan losses charged to operating expense	—	(2,700)	(969)	600	4,100
Provision for losses—unfunded commitments (credited) charged to operating expense	(22)	(158)	170	—	—
Adjustments—acquisition through merger	—	—	391	—	5,464
Loans charged off:
Real estate loans	(2,234)	(5)	(1,106)	—	(7)
Installment loans	(181)	(148)	(234)	(275)	(275)
Commercial loans	(741)	(746)	(488)	(2,475)	(2,377)
Credit cards and related loans	(75)	(41)	(66)	(88)	(255)
Recoveries of loans previously charged off:
Real estate loans	34	41	45	24	149
Installment loans	70	111	96	196	186
Commercial loans	1,200	1,179	963	451	309
Credit cards and related loans	24	45	61	49	85
Total Allowances for Losses	$13,657	$15,582	$18,004	$19,141	$20,659

Allocation of Allowance for Losses (in 000’s)
Allowance for loan losses	$11,896	$13,799	$16,063	$17,370	$19,073
Allowance for losses—unfunded commitments	1,761	1,783	1,941	1,771	1,586
Total Allowance for Losses	$13,657	$15,582	$18,004	$19,141	$20,659
Ratio of Net Loan Losses to Average Loans Outstanding	0.13%	(0.03%)	0.06%	0.19%	0.22%

Allocation of the allowance for losses compared to loan type as a percent of total at December 31:

(dollars in 000’s) Balance applicable to:	2005	Type as a % of Loans	2004	Type as a % of Loans	2003	Type as a % of Loans	2002	Type as a % of Loans	2001	Type as a % of Loans
Construction and Land	$1,655	18.4%	$5,120	16.1%	$2,680	20.8%	$2,636	19.7%	$1,969	18.8%
Real Estate	4,277	53.6%	1,757	53.5%	2,164	49.1%	4,047	48.4%	2,949	46.8%
H.E.C.L.	735	12.0%	308	11.2%	250	7.8%	295	6.8%	443	6.0%
Installment	226	1.2%	160	1.3%	244	2.2%	254	2.5%	780	3.1%
Credit Card and Related	76	0.2%	86	0.3%	229	0.6%	97	0.3%	393	0.3%
Commercial, Other	3,879	14.6%	3,237	17.6%	6,468	19.5%	6,296	22.3%	5,712	25.0%
Unfunded commitments	1,761	N/A	1,783	N/A	1,941	N/A	1,771	N/A	1,586	N/A
Unallocated	1,048	N/A	3,131	N/A	4,028	N/A	3,745	N/A	6,827	N/A

Balance at End of Year	$13,657	100.0%	$15,582	100.0%	$18,004	100.0%	$19,141	100.0%	$20,659	100.0%

During 2005, we enhanced our methodology for determining the appropriate level of allowance for loan and lease losses. While our methodology had always consisted of two key components, an individual loan impairment component and a pool loan analysis component, the enhancement made in 2005 introduced improved methodology incorporating increased analysis of loss exposure associated with both historical loss rates and known qualitative factors present in various major segments of the loan portfolio.

The prior methodology relied on loss factors that provided results not significantly different from the results of our enhanced methodology. However, with this enhancement, there was a reallocation in the unallocated portion of the allowance for loan losses which was attributable, at least in part, to the enhanced calculation of loss exposure compared to prior years.

Non-accrual loans within the Bank’s portfolio decreased from $10.7 million as of December 31, 2004, to $2.5 million, at the end of 2005. Loans 90 days or more past due, and still accruing, remained at zero for the periods ending December 31, 2004 and December 31, 2005. Additional information on non-accrual loans, past due loans and troubled debt restructurings can be found in Footnote 5 to the financial statements. Over half of the level of non-accrual loans at the end of 2005 is centered in one relationship (total $1.4 million). Management has established specific reserves that would offset potential losses, if any, arising from less than full recovery of the loan from the supporting collateral. Recoveries in 2005 of loans previously charged-off totaled $1.3 million compared to charge-offs of $3.2 million taken during the year resulting in net charge-offs of $1.9 million. This figure compares to net recoveries of $0.4 million and net charge-offs of $0.7 million in 2004 and 2003, respectively.

With the combination of the collateral securing the problem loans and the size of the allowance for losses, Management feels that the allowance is sufficient to cover inherent losses. Management reviews the adequacy of the allowance and also employs an independent third party loan review group quarterly to, among other things, review the reasonableness of individual asset classifications. Management, as necessary, adjusts the allowance on a regular basis. The allowance is also examined annually by one or more of the Bank’s regulatory bodies including the FDIC and DFI. During 2004, Management took a benefit to the provision for loan losses of $2.7 million. No provision for loan losses was taken during 2005. These actions reflected strong credit quality standards, consistent performance of the loan portfolio in recent years, improving trends in classified loans, improving trends in delinquencies, modest levels of net charge-offs in recent years, a positive outlook for the collection of the Company’s non accrual loans, and a positive outlook for economic activity in general. The need for additional provision for loan losses or for further benefit to the provision for loan losses in 2006 will be dependent upon Management’s on-going analysis of the adequacy of the allowance for loan losses. While Management believes it to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

The allowance for losses consists of an allocated portion based on historical average loss experience adjusted for known expected loss factors and a specifically allocated portion. The total of these components is considered adequate to provide for losses, which can be reasonably anticipated. However, since these amounts are based on estimates, ultimate losses relating to these loans may vary and Management believes that qualitative factors make it prudent to carry a reasonable level of an “additional portion” to absorb losses in excess of the allocated portion. Qualitative factors considered include, but are not limited to, portfolio composition, concentrations, off balance sheet risks, delinquencies and non-accruals, criticized and classified loans, non performing loans, gross and net loan losses, changes in lending function, changes in management, the Bank’s organizational structure, the special assets group, lending and credit approval authorities, loan officer training, the credit review function, and real estate appraisal policies.

Management continuously monitors residential real estate reports and markets, and is aware of a great deal of discussion surrounding a possible slow down and/or drop in value of residential real estate in the Bank’s service area. While long term interest rates remain relatively low and the Bank’s service area is marked by limited supply and healthy demand, residential projects financed by the Bank are underwritten with a requirement of a percentage of cash equity to the total cost of the project in addition to prudent exposures to current appraised values. To further mitigate this risk, individual projects financed are analyzed using direct, current and historical project trends with limitations to production unit starts ahead of sales using the projected absorption analysis contained in the appraisal of each project. The Bank believes, based upon past experience, that this process helps mitigate against the production of a supply of units that would exceed the current market demand.

Additionally, due to the popularity of our market area to urban retirees and others wanting to enjoy the environment and lifestyle it provides, we have seen and continue to see a migration of wealthier individuals and families absorb the residential housing production with greater cash equities than is typical of other areas throughout the country. This assumption is supported by the fact that the Bank’s portfolio of residential mortgages have an average loan to value ratio of less than 60% along with average credit scores substantially exceeding industry standards with low delinquency ratios.  Management does not see significant risk of a dramatic slowdown in real estate in 2006. However, Management would not be surprised to see flat housing prices in 2006 or even some modest downward pressure on prices, as a correction to the dramatic increases seen over the past several years.

A summary of maturities and sensitivities of loans to changes in interest rates at December 31, 2005 is shown in the table below. A more complete discussion of the Bank’s exposure to changes in interest rates can be found in the MD&A under the section titled “Net Interest Income and Interest Rate Risk”.

Loan Portfolio as of 12/31/05

(dollars in 000’s) Fixed Rate Loans	3 Months or less	Over 3 through 12 Months	Due after After 1 to 3 Years	Due After After 3 to 5 Years	Due After 5 Years	Total
Construction/Land Development	22,210	22,693	12,792	914	3,921	62,530
Real estate	70	17,234	26,167	44,024	219,670	307,165
Home equity credit lines	—	—	—	—	289	289
Installment	259	661	3,306	6,832	5,719	16,777
Cash reserve	19	—	—	—	—	19
Agricultural production	147	2,283	4,726	—	—	7,156
Commercial, other	1,089	2,351	17,908	32,547	18,357	72,252
Total	23,794	45,222	64,899	84,317	247,956	466,188

Variable Rate Loans	3 Months or less	Over 3 through 12 Months	Due after After 1 to 3 Years	Due After After 3 to 5 Years	Due After 5 Years	Total
Construction/Land Development	185,907	13,144	11,515	3,592	2,728	216,886
Real estate	119,345	20,960	158,088	183,131	28,265	509,789
Home equity credit lines	181,768	—	—	—	—	181,768
Installment	1,255	—	—	—	—	1,255
Cash reserve	3,348	—	—	—	—	3,348
Agricultural production	28,742	—	—	—	—	28,742
Commercial, other	105,656	—	69	8,780	—	114,505
Total	626,021	34,104	169,672	195,503	30,993	1,056,293
Total loans, gross (excludes allowance for loan losses, net deferred loan fees and loans held for sale)						1,522,481

Investment Portfolio

The Bank’s investment portfolio primarily consists of U.S. Treasury Notes and Bills, Federal Agency Notes, Mortgage Backed Securities, and Municipal Bonds. See Footnote No. 4 to the consolidated financial statements for a detailed composition of the investment portfolio. Overall, the portfolio showed a net reduction in outstanding balances over the course of 2005 as 1) the Bank redirected these earning assets into the loan portfolio and 2) to a lesser extent the market value relative to amortized cost of the investment portfolio declined. The Treasury and Agency portion of the portfolio decreased by $4.9 million from one year ago. Holdings in the Municipal Bond portfolio were reduced from $377.0 million at the end of 2004 to $356.7 million at the end of 2005. In total, the Bank decreased its investment portfolio from $644.8 million at the end of 2004 to $619.3 million at the end of 2005, a $25.5 million decrease.

The Bank may segregate its portfolio into three categories—a “Trading Portfolio” (which is carried at market value, with changes in market value reflected in the income statement), a “Held to Maturity” portfolio (which is carried at amortized cost, with changes in market value having no impact on the financial statements) and an “Available for Sale” portfolio (which is carried at market value, with changes in market value reflected in comprehensive income). The Bank holds no securities that should be classified as Trading or Held to Maturity securities. The Bank has determined that since its securities may be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the re-pricing characteristics of funding sources, that the entire portfolio should be classified as “Available for Sale.”

Adjustments to the “Available for Sale” portfolio for changes in market values resulted in an unrealized gain of $0.4 million included in accumulated other comprehensive income as of December 31, 2005 compared to an unrealized gain of $6.9 million at December 31, 2004, net of related taxes. Maturities and sales over the full year exceeded purchases and the total investment portfolio decreased by $25.5 million from the end of 2004 to the end of 2005.

Shown below is a summary maturity distribution of the investment portfolio, by type and weighted taxable equivalent yield as of December 31, 2005. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturity information for Mortgage Backed securities shown below is based on contractual maturities.

(dollars in 000’s)	One Year Or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years	Total
Maturity Distribution:
U.S. Treasury Securities	$11,867	$10,279	$500	$—	$22,646
U.S. Government Agencies	114,716	99,871	—	—	214,587
Mortgage Backed Securities	110	2,385	4,394	2,050	8,939
Municipal Bonds, Other	38,564	179,541	146,813	8,242	373,160
Total	$165,257	$292,076	$151,707	$10,292	$619,332

	One Year Or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years	Total
Weighted Average Yield:
U.S. Treasury Securities	2.42%	4.03%	4.22%	—	3.10%
U.S. Government Agencies	2.53%	4.27%	—	—	3.34%
Mortgage Backed Securities	6.16%	6.64%	5.74%	5.63%	5.96%
Municipal Bonds, Other	6.27%	5.89%	5.45%	6.00%	5.76%
Total	3.40%	4.45%	5.46%	5.93%	4.44%

Other Real Estate Owned (“OREO”)

The Company did not hold any OREO from foreclosure as of December 31, 2005 or 2004. Future OREO activity will depend, among other things, on how many borrowers the Bank may need to foreclose upon, and the strength of the real estate market and general economic activity.

Goodwill and Core Deposit Intangibles

Goodwill totaled $47.8 million at December 31, 2005 and 2004. Of this total, $14.4 million was the result of the acquisition of Ojai Valley Bank that was completed on October 31, 2003, $32.2 million was the result of the acquisition of American Commercial Bank that was completed on September 28, 2001 and $1.2 million relates to a May 3, 1996 acquisition of Citizens Bank of Paso Robles by BSM Bancorp which the Company acquired in 1998.

On an annual basis, the Company tests its Goodwill for impairment. The Goodwill is entirely attributable to the Company’s community banking segment. Results of these tests have indicated that there was no impairment of Goodwill in any of the past four years (2002 through 2005) since the testing commenced.

Core deposit intangibles total $6.5 million at December 31, 2005 compared to $7.7 million one year earlier. Of  the year-end 2005 amounts, $4.4 million represents the net un-amortized value of the core deposit intangible created with the American Commercial Bank acquisition and $2.1 million represents the net un-amortized value of the core deposit intangible created upon the acquisition of Ojai Valley Bank. In connection with these acquisitions, the Company recognizes core deposit intangibles that represent the fair value of long-term deposit relationships acquired. Such amounts are then amortized over expected useful remaining economic lives. During 2005, the Company adjusted the amortization rate of the Core Deposit Intangible associated with the American Commercial Bank acquisition due to a greater retention rate of the original core deposit base than was originally contemplated at the time of the acquisition in 2001. No adjustments to the Ojai Valley Bank related Core Deposit Intangible have been necessary. Absent adjustments to the amortization schedules in future periods, the core deposit intangibles are now scheduled to be fully amortized in September 2013 with respect to the American Commercial Bank acquisition and October 2012 with respect to the Ojai Valley Bank acquisition and the total amount of the amortization is projected to be $872 thousand in 2006. This charge to expense is carried under other operating expense on the consolidated statements of income.

Senior Housing Crime Prevention Foundation Investment

The Bank owns a $30 million holding of the Preferred Stock of Senior Housing Crime Prevention Foundation Investment Corporation (SHCPF-I) which is carried under a separate caption on the Consolidated Statement of Financial Positions. That investment is secured by a federal agency security issued by FNMA. The Bank has the right after five years on April 29, 2010 to require SHCPF to redeem all or a part of the shares of the Preferred Stock. Dividends are paid to the Bank on the Preferred Stock at a rate which is 1.875% below the interest earned on the underlying FNMA agency security. This 1.875% differential is used by SHCPF to fund the various programs of the Senior Housing Crime Prevention Foundation at 53 nursing home facilities in the Bank’s tri-county service area. These include, among other things, the senior crime stoppers program which is reducing crimes against the elderly living in those facilities. The benefits to the Bank of this program include full Community Reinvestment Act (CRA) credit for our $30 million investment, positive public relations, and significant marketing opportunities with the operators of the facilities, their owners, Board of Directors, employees, family members and residents.

Deposits

While the Bank is competitive with major institutions in terms of its structure of interest rates on deposit products offered, Management was not aggressive during 2005 in terms of pricing to attract additional deposits, a decision which reflected the Bank’s liquidity through the year. As discussed in the Income Statement Analysis, many of the Bank’s deposit rates have risen in varying degrees in response to the general increase in rates. A comparison of the rates paid on the Bank’s deposit products at December 31, 2005 and 2004 is as follows:

Selected Quoted Interest Rates	2005	2004	Change
Demand Deposits	0%	0%	0%
NOW Account (50 & Better—over $2,500)	0.25%	0.10%	0.15%
Money Market Deposits (over $100,000)	1.15%	0.80%	0.35%
Passbook Savings Account	0.50%	0.25%	0.25%
Individual Retirement Account (2 Year term)	3.60%	2.75%	0.85%
Time Deposit ($100,000—6 month term)	3.20%	1.85%	1.35%
Wall Street Journal Prime Rate	7.25%	5.25%	2.00%

Average deposits have risen steadily over the past three years reflecting growth at the Bank’s existing offices and the acquisition of Ojai Valley Bank on October 31, 2003 which had deposits of approximately $78.8 million at the time of the acquisition. Below is a summary of the average deposits outstanding and the average rate paid by category over the last three years.

	Average	2005		Average	2004		Average	2003
(dollars in 000’s)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Demand and Money Market Investment Accounts	$765,491	$3,271	0.43%	$741,230	$1,712	0.23%	$651,285	$1,527	0.23%
Savings Accounts	317,370	1,502	0.47%	322,665	853	0.26%	287,435	1,077	0.37%
Time Deposits	414,883	9,837	2.37%	399,806	5,691	1.42%	399,448	6,944	1.74%
Total Interest Bearing Deposits	1,497,744	14,610	0.98%	1,463,701	8,256	0.56%	1,338,168	9,548	0.71%
Non Interest Bearing Demand	551,536	—	—	506,547	—	—	425,047	—	—
Total Deposits	$2,049,280	$14,610	0.71%	$1,970,248	$8,256	0.42%	$1,763,215	$9,548	0.54%

The majority of the Bank’s time deposits (approximately 53%) have balances that are under $100,000. While all time deposits are somewhat more rate sensitive than the Bank’s other deposit categories, the smaller time deposit balances tend to be more stable and less sensitive to absolute rate levels than do time deposits of $100,000 or more. Approximately 90% of the Bank’s time deposits mature within one year and would be potentially subject to a change in rate on their maturity date. The following table as of December 31, 2005, displays summary size and maturity information on the Bank’s time deposits.

	Three	After Three	After Six
(dollars in 000’s)	Months or	Months to	Months to	After
Balance by Size	Less	Six Months	One Year	One Year	Total
Under $100,000	$89,028	$64,935	$46,156	$32,156	$232,275
$100,000 or More	109,782	56,954	23,663	11,664	202,063
Total Time Deposits	$198,810	$121,889	$69,819	$43,820	$434,338

Other Borrowings

While not a significant component of the Bank’s structure, other borrowings were $25.9 million, at the end of 2005 compared to $6.6 million at the end of 2004. These consist of borrowings under the U.S. Treasury Tax and Loan note account and Federal Home Loan Bank (FHLB) borrowings. The Bank had outstanding borrowings of $3.9 million and $4.6 million at December 31, 2005 and 2004, respectively, under the U.S. Treasury Tax and Loan note account program. The Bank had two borrowings from the FHLB totaling $22.0 million at December 31, 2005 and one for $2.0 million at December 31, 2004. The two borrowings at the end of 2005 were structured as follows:

Description	Issue Date	Rate	Maturity	Principal
Fixed Rate Credit Advance	06/25/01	6.16%	06/27/11	$2,000,000
Fixed Rate Credit Advance	01/20/05	3.74%	01/22/08	$20,000,000
Total				$22,000,000

While the $2.0 million borrowing above was specifically taken down to match fund a particular earning asset, the $20.0 million borrowing funded general earning asset growth.

The Company may increase its Other Borrowings during 2006 in an effort to diversify its funding sources and purchase earning assets which create a positive spread for the income statement, allowing it to more profitably leverage its strong capital base. Management had the ability at December 31, 2005 to borrow up to $110 million of mostly shorter term borrowings (up to five years) from sources such as the FHLB. Funds raised from these sources may be used to fund earning assets such as investment securities or generate additional loans at sufficiently positive spreads to justify the additional leverage. In January of 2006, the Company added $25.0 million of additional borrowings in the form of a five year fixed rate credit advance at 4.75%.

Liquidity and Capital Resources

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

A review of liquidity provided by operating activities finds that this source has been relatively constant over the past three years at $52.3 million, $43.3 million and $49.8 million in 2005, 2004, and 2003, respectively. Net cash used in investing activities has declined from $174.7 million in 2003 to $149.3 million in 2004 and $122.5 million in 2005 reflecting a net drop over this period in new loans and investments made. Net cash provided by financing activities fell from $151.7 million in 2003 to $53.5 million in 2004 and $61.3 million in 2005. The Company experienced slower deposit growth over the last couple of years compared to 2003.

The Bank has adequate liquidity at the present time. Its loan to deposit ratio at year-end 2005 was 73.6% versus 71.3% one year earlier. The Bank normally strives for a loan to deposit ratio in the 65% to 75% range. The Bank’s internally calculated liquidity ratio stands at 29.7% at December 31, 2005 compared to 34.2% one year earlier. These levels are above the Bank’s minimum policy of 15%.

Management is not aware of any trend, demand, commitment or event that would result in a material change in the Bank’s liquidity at the present time.

The Company is dependent on the Bank for dividend payments to conduct its stock repurchase program and to make dividends to its shareholders. The Company declared cash dividends during 2005 of

$14,995,000 and repurchased stock totaling $23,065,000. The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of (1) the bank’s undivided profits or (2) the bank’s net income for its last three fiscal years less the amount of any distributions made by the bank during such period. Based on these restrictions in the California Financial Code, the Bank can make additional cash dividends totaling $15,827,000 at December 31, 2005 to the Company. The Bank can also apply to the (DFI) for the ability to pay additional dividends to the Company. The Bank and Company expects to make such application during 2006 given the Company’s planned regular dividends and on-going stock repurchase program. Given the Bank’s strong capital position, Management does not expect such approval to be withheld. Indeed, at the Bank’s request, it received approval to pay $5,000,000 in dividends to the Holding Company in the fourth quarter of 2005 so that it would not risk violating the California Financial Code requirements noted above for 2005.

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

The Leverage Ratio calculation simply divides common stockholders’ equity (reduced by goodwill and certain other intangibles that a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total “risk-weighted assets” of the bank. Risk-weighted assets are determined by segregating all the assets and off-balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses “risk-weighted assets” in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the allowance for loan losses, long-term capital debt, preferred stock and other instruments. Summarized below are the capital ratios at December 31, 2005 and 2004, for both Mid-State Bancshares and Mid-State Bank & Trust. Additionally, the standards for a well-capitalized institution, as defined by the federal banking agencies, are displayed.

	Minimum	Well-Capitalized	Mid-State		Mid-State
	Regulatory	Regulatory	Bancshares		Bank & Trust
	Standard	Standard	2005	2004	2005	2004
Leverage Ratio	4.0%	5.0%	9.2%	9.3%	8.9%	9.2%
Tier One Risk Based Capital Ratio	4.0%	6.0%	11.6%	12.1%	11.3%	12.0%
Total Risk Based Capital Ratio	8.0%	10.0%	12.3%	13.0%	12.0%	12.9%

While it is the intent of Management to continue to maintain strong capital ratios, the Board of Directors has initiated a stock repurchase program and increased the quarterly dividend payments in an effort to further leverage its equity and enhance shareholder value. The Company also may modestly increase its other borrowings as noted above under Other Borrowings and increase its capital leverage.

Without deducting for goodwill and other intangibles from equity, two other commonly followed ratios related to capital have trended as follows over the past three years.

	2005	2004	2003
Dividend Payout Ratio	40.0%	38.6%	35.3%
Average Common Equity to Average Assets	11.7%	12.2%	12.8%

Capital Commitments

As of December 31, 2005, neither the Company nor the Bank had any material commitment for capital expenditures.

Contractual Obligations

As of December 31, 2005, the Bank had the following contractual obligations.

	Less Than	One to Three	Three to Five	Over
	One Year	Years	Years	Five Years	Total
Long Term Debt	$—	$20,000	$—	$2,000	$22,000
Operating Leases	2,435	4,398	3,692	4,218	14,743
Total Contractual Obligations	$2,435	$24,398	$3,692	$6,218	$36,743

Off Balance Sheet and Other Related Party Transactions

As noted in Footnote 12 to the financial statements, the Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $40.9 million at December 31, 2005, up from $30.2 million one year earlier. Additionally, the Company has un-disbursed loan commitments, also made in the ordinary course of business, totaling $658.0 million, which was up from the $626.4 million outstanding one year earlier. The Company has an allowance for losses-unfunded commitments totaling $1,761,000 and $1,783,000 at December 31, 2005 and 2004, respectively, to cover losses inherent in its letter of credit accommodations and un-disbursed loan commitments.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company or the Bank which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

As noted in Footnote 5 to the financial statements, the Company does make loans and leases to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms. These loans and leases totaled $14.1 million and $8.7 million at the end of 2005 and 2004, respectively. In addition, there were un-funded commitments to loan up to an additional $4,352,000 in extensions of credit to directors and executive officers at year-end 2005.

INCOME STATEMENT ANALYSIS

Net Interest Income and Interest Rate Risk

Net Interest Income is the difference between interest and fees earned on all earning assets and interest paid on interest bearing liabilities. Net Interest Income for 2005 was $112.8 million, up from $101.5 million recorded in 2004 and $95.5 million in 2003. The components of net interest income change in response to both changes in rate, average balance and mix of both earning assets and liabilities. The following tables present an analysis of yields/rates, interest income and expense, and average balances for 2005, 2004, and 2003.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

							2005 Compared to 2004
	2005			2004			Composition of Change
		Interest	Average		Interest	Average
	Average	Income/	Yield /	Average	Income/	Yield /	Change Due To:		Total
(dollars in 000’s)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	$1,472,885	$104,401	7.09%	$1,310,842	$85,127	6.49%	$11,004	$8,270	$19,274
Investment Securities	611,130	22,747	3.72%	701,996	24,329	3.47%	(3,266)	1,684	(1,582)
Fed Funds, Other	36,108	1,178	3.26%	37,380	480	1.28%	(28)	726	698
TOTAL EARNING ASSETS	$2,120,123	$128,326	6.05%	$2,050,218	$109,936	5.36%	$7,710	$10,680	$18,390
INTEREST BEARING LIABILITIES
NOW, Savings, and Money Market Accounts	$1,082,861	$4,773	0.44%	$1,063,895	$2,565	0.24%	$65	$2,143	$2,208
Time Deposits	414,883	9,837	2.37%	399,806	5,691	1.42%	286	3,860	4,146
Interest Bearing Deposits	1,497,744	14,610	0.98%	1,463,701	8,256	0.56%	351	6,003	6,354
Other Borrowings	23,117	893	3.86%	4,401	194	4.41%	774	(75)	699
TOTAL INTEREST BEARING LIABILITIES	1,520,861	15,503	1.02%	1,468,102	8,450	0.58%	1,125	5,928	7,053
NET INTEREST INCOME	$2,120,123	$112,823	5.32%	$2,050,218	$101,486	4.95%	$6,585	$4,752	$11,337

	2004			2003			2004 Compared to 2003 Composition of Change
		Interest	Average		Interest	Average
	Average	Income/	Yield /	Average	Income/	Yield /	Change Due To:		Total
(dollars in 000’s)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	$1,310,842	$85,127	6.49%	$1,131,932	$80,372	7.10%	$12,161	$(7,406)	$4,755
Investment Securities	701,996	24,329	3.47%	640,888	24,040	3.75%	2,205	(1,916)	289
Fed Funds, Other	37,380	480	1.28%	84,421	828	0.98%	(533)	185	(348)
TOTAL EARNING ASSETS	$2,050,218	$109,936	5.36%	$1,857,241	$105,240	5.67%	$13,833	$(9,137)	$4,696
INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	$1,063,895	$2,565	0.24%	$938,720	$2,604	0.28%	$325	$(364)	$(39)
Time Deposits	399,806	5,691	1.42%	399,448	6,944	1.74%	5	(1,258)	(1,253)
Interest Bearing Deposits	1,463,701	8,256	0.56%	1,338,168	9,548	0.71%	330	(1,622)	(1,292)
Other Borrowings	4,401	194	4.41%	4,423	151	3.41%	(1)	44	43
TOTAL INTEREST BEARING LIABILITIES	1,468,102	8,450	0.58%	1,342,591	9,699	0.72%	329	(1,578)	(1,249)
NET INTEREST INCOME	$2,050,218	$101,486	4.95%	$1,857,241	$95,541	5.14%	$13,504	$(7,559)	$5,945

During 2005 there was a $18.4 million increase in interest income along with an increase of $7.1 million in interest expense compared to 2004. The resulting $11.3 million increase in net interest income for 2005 was a result of a number of dynamics affecting both average balance and interest rate considerations. First, the Company experienced an increase in its average earning assets outstanding of

$69.9 million. The increase was primarily attributable to the net increase in higher yielding average loans, which were up by $162.0 million, offset by declines in investments outstanding of $90.9 million and fed funds sold of $1.3 million. Second, while the Company’s average interest bearing liabilities increased by $52.8 million, earning assets increased by a larger $69.9 million. Third, earning asset yields were higher in 2005 compared to the average for 2004, and liability costs, while higher in 2005 also, did not increase as dramatically.

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

The Bank expects its risk exposure to changes in interest rates during 2006 to remain manageable and well within acceptable policy ranges. A recent review as of the end of 2005 of the potential changes in the Bank’s net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +3.8% and -7.3% of the base case (rates unchanged) of $126.1 million. The Bank’s policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Bank’s net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant	-7.3%
(Prime down from 7.25% to 4.25% over 11 months)
Rates Down Significant	-3.8%
(Prime down from 7.25% to 5.25% over 11 months)
Rates Down Modestly	-1.4%
(Prime down from 7.25% to 6.25% over 11 months)
Base Case—Rates Unchanged	—
(Prime unchanged at 7.25% over 12 months)
Rates Up Modestly	+1.1%
(Prime up from 7.25% to 8.25% over 11 months)
Rates Up Aggressive	+1.8%
(Prime up from 7.25% to 9.25% over 11 months)
Rates Up Very Aggressive	+3.8%
(Prime up from 7.25% to 10.25% over 11 months)

Net interest income under the above scenarios is influenced by the characteristics of the Bank’s assets and liabilities. In the case of N.O.W., savings and money market deposits (total $1.067 billion) interest is based on rates set at the discretion of management ranging from 0.25% to 1.15%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Bank’s net interest income. Therefore the results of this analysis should not be relied upon as indicative of actual future results. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank’s relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, the Bank’s net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 4.95% to a high of 6.06% (not taxable equivalent). The Bank’s net interest margin in 2005 of 5.32% was just below the middle of this range by historical standards, coming off the low levels experienced in 2004 and 2003 of 4.95% and 5.14%, respectively. The improvement in the net interest margin in 2005 is a result of both the higher level of interest rates and the change in mix of earning assets (the Bank now has a higher portion in loans vis-à-vis investment securities compared to 2004 when the margin was at its lowest level). The net interest margin under the alternative scenarios ranges from 5.09% to 5.69%. Management feels this range of scenarios is consistent with current experience and interest rate levels, but no assurances can be given that actual future experience will fall within this range.

The Bank’s exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil. The Bank does not own any instruments within these markets.

Provision for Loan Losses

The Company did not make a provision to the allowance for loan losses during 2005. In 2004 and 2003 however, it reduced the allowance for loan losses by $2.7 million and $969 thousand, respectively, through a benefit to the provision for loan losses. These actions over the past three years reflected strong credit quality standards, consistent performance of the loan portfolio in recent years, improving trends in classified loans, improving trends in delinquencies, an improved outlook for the collection of the Company’s non accrual loans, the reduced absolute level of non accrual loans and the outlook for economic activity in general. The need for additional provision for loan losses or for further benefit to the provision for loan losses in 2006 will be dependent upon Management’s on-going analysis of the adequacy of the allowance for loan losses. While Management believes the allowance to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

Non-Interest Income

Non-Interest Income for 2005 totaled $21.4 million compared to $27.8 million in 2004 and $29.1 million in 2003. Service charges on deposit accounts decreased $0.8 million to $9.4 million in 2005 compared to 2004 following an increase of $0.9 million to $10.2 million in 2004 versus 2003. The decrease in 2005 compared to 2004 reflects primarily a decline in account analysis charges collected in the face of higher earnings credits for compensating balances posted to customer accounts in the higher rate environment compared to the prior year. The increase in 2004 compared to 2003 primarily reflects the implementation of a new decision plan module for handling non-sufficient fund and overdraft accounts and the merger with Ojai Valley Bank.

Commissions, fees and other service charges decreased by $4.0 million in 2005 to $8.6 million. This followed a decrease of $0.5 million in 2004 over 2003. The decrease in 2005 is a result of outsourcing its merchant credit card processing functions (approximately $5.2 million) offset by improvements to other categories, especially debit card fees ($0.4 million), letter of credit commissions ($0.3 million) and trust department income ($0.3 million). The Company now receives a payment for merchant credit card processing which is net of expenses, so a similar decline was experienced in the non interest expense section of the income statement. The decrease in 2004 compared to 2003 also related primarily to a drop in merchant credit card processing income as a result of outsourcing this activity late in the year.

Gains on sales of securities decreased to $88 thousand in 2005 following $475 thousand and $40 thousand gains in 2004 and 2003, respectively. The net gains in 2005 were recognized primarily in the second quarter as the Company liquidated certain securities to help fund loan growth during the year. The gain in 2004 reflected the acceptance of a tender offer for a $1.0 million block of corporate bonds held by the Bank resulting in a $352 thousand gain in the first quarter and the sale of an additional security (the put feature of which was no longer applicable) at a gain of $93 thousand in the third quarter.

The Gain on Sale of loans held for sale (single family mortgages) was $549 thousand in 2005 compared to $607 thousand in 2004 and $3.4 million in 2003. The modest decline in 2005 compared to 2004 reflected a lower volume of jumbo adjustable rate mortgage loans sold as the Company kept a larger amount of these in its regular loan portfolio. The higher levels in 2003 compared to 2004 reflected the large amount of mortgage refinance activity experienced as a result of the historically low mortgage interest rate levels in that year.

All other sources of income were $2.8 million in 2005, compared to $3.9 million in 2004 and $3.3 million in 2003. The decline in 2005 compared to 2004 related to a $1.1 million gain on the sale of OREO in 2004 which did not recur in 2005. The increase in 2004 over 2003 was a result of the $1.1 million gain on sale of OREO in 2004, partially offset by declines in miscellaneous recoveries from the prior year.

Non-Interest Expense

Total non-interest expense for 2005 was $77.7 million, following $79.3 million in 2004, and $74.7 million in 2003. Salaries and employee benefits increased to $44.6 million in 2005 compared to $41.8 million in 2004 and $39.2 million in 2003. The increase in 2005 compared to 2004 reflects: 1) a $1.7 million increase in expense  for the Company’s bonus program due to exceeding goals established at the start of the year by a greater degree in 2005 than in 2004, 2) increases in payroll taxes and other benefits of $0.4 million and 3) salary expense increases of $0.7 million. The increase in 2004 compared to 2003 was a result of including: 1) the addition of employees from the acquisition of Ojai Valley Bank resulting in approximately $0.9 million more salaries and benefits expense, 2) increases in the Company cost of health care coverage for employees and workers compensation premiums of approximately 198 thousand, and 3) the balance being regular salary increases. Salary and Benefit levels were higher in the fourth quarter of the year ($11.9 million compared to $11.1 million in the third quarter) reflecting higher rates on the bonus payout, the filling of a number of open positions throughout the Bank and the hiring of individuals in anticipation of its expansion efforts to establish a branch and commercial lending office in Westlake Village in the Spring of 2006. Additionally, beginning in late 2005, the Company expanded its compliance efforts and anticipates the possible hiring of additional staff members in 2006 to meet the increasing level of compliance legislation and rule making. Management considers containment of salaries and benefits costs in 2006 and beyond to be one of its top challenges. A number of factors are continuing to create unusually strong upward pressure on these costs, especially in the areas of medical benefits, workers compensation costs and competitive wages. Also, during the first quarter of 2006, the Company will implement a change in accounting for stock options which will require it to take a charge to compensation expense based on the grant date fair value of its stock option awards and the estimated number of awards that are expected to vest. The cost will be recognized over the period during which the employees are required to provide service in exchange for the awards—usually the vesting period. Initial estimates for 2006 put the impact at approximately $1.0 million pre-tax or $0.03 per share. See Note 1 and Note 15 of the Notes to the Consolidated Financial Statements which follows in item 8 of this report. The Company is addressing these cost pressures by focusing on ways of becoming more efficient in its processes and using technology wherever possible to hold down staffing requirements.

Occupancy expense was virtually unchanged in 2005 and 2004 at $12.5 million, having increased from $11.6 million in 2003. The increase in 2004 over 2003 reflects a $533 thousand dollar increase in depreciation expense resulting from new fixed assets put in service, a $123 thousand increase in rental expense (largely because of the new Ojai facilities) and other miscellaneous increases in maintenance, repairs and utilities. Occupancy expense is expected to increase in 2006 as the result of opening a new bank branch and commercial banking office in Westlake Village in the Spring, an upgrade planned to the Bank’s computer mainframe, certain branch renovations and normal rent increases. Management expects these increases in cost to be approximately $0.9 million for 2006.

Advertising and promotion expenditures were $4.4 million in 2005 following charges of $4.0 million in 2004 and $2.9 million in 2003. The increase in 2005 over 2004 reflected increased business development expenditures of $269 thousand, increased donations of $115 thousand and various other smaller increases in individual line items. The increase in 2004 over 2003 reflected a planned increase of $1.0 million in the Company’s marketing budget in support of 1) an expanded awareness campaign in the relatively new Ventura County market and 2) increased consumer loan sales efforts. The Company does not expect any major increases in its 2006 expenditures and anticipates they will show only modest increases over 2005 levels.

General office expenditures were $3.8 million in 2005 following levels of $4.0 million in 2004 and $3.8 million in 2003. While this category of expenditure has been relatively flat in recent years, the small increase in 2004 reflects the recent Ojai acquisition. This category includes primarily charges for stationery and supplies, telephone expenses, and postage. Management does not expect any significant changes to this category in 2006.

Merchant processing and data processing charges were $0.9 million in 2005, $5.2 million in 2004, and $6.2 million in 2003. The decline reflects the outsourcing of this function to an outside vendor late in 2004. Management’s expectation for 2006 is that this category of expense will be little changed.

Professional services were $5.0 million in 2005 following $5.5 million in 2004 and $4.3 million in 2003. The decrease in 2005 compared to 2004 reflects primarily lower costs incurred with complying with the Sarbanes-Oxley Act, Section 404 requirements pertaining to the effectiveness of internal control over financial reporting. The increase in 2004 over 2003 reflects increased costs of $913 thousand for the Company’s outside accounting firm and its outsourced internal audit firm to comply with the 404 requirements. Management expects costs in 2006 for professional services to be little changed from 2005 levels.

Regulatory assessments (charges for FDIC assessments and DFI fees) have been little changed over the past three years at $0.4 million, $0.5 million and $0.4 million in 2005, 2004, and 2003, respectively. Management does not anticipate any significant increases in these charges in 2006.

Other operating expenses continue to be relatively stable in 2005 at $6.0 million compared to $5.8 million in 2004 and $6.2 million in 2003. The increase in 2005 compared to 2004 reflects especially a decrease in the total credit to the provision for losses on unfunded commitments of $136 thousand. The decrease in 2004 reflects a $328 thousand change in the provision for losses on unfunded commitments from a debit position in 2003 to a credit in 2004.

Taxes

Book tax expense amounted to $19.1 million in 2005, $17.5 million in 2004, and $15.9 million in 2002. While the statutory tax rate of the Company is 42.05%, the actual rate accrued was 33.7%, 33.3%, and 34.8% in 2005, 2004, and 2003, respectively. The primary reason for the difference compared to the statutory rate relates to the tax exempt income generated by the Company’s municipal bond portfolio.

While the 2005 tax rate was little changed from 2004, the small decline in the accrued rate in 2004 from 2003 reflected a modest increase in municipal tax exempt income.

As described in Footnote No. 10 to the financial statements, the Company has deferred tax assets primarily related to the timing difference associated with charge-offs and provisions for losses on certain loans and with the timing difference on deferred compensation.

SUBSIDIARY ACTIVITY

Mid-Coast Land Company

Mid-Coast Land Company recorded a profit of $409 thousand in 2005, $379 thousand in 2004 and $322 thousand in net income in 2003. The gains in each of these years primarily relate to the on-going commissions on the sale of property formerly owned by Mid-Coast Land Company. Management expects earnings to continue for several years as there are 86 lots remaining to be sold at the start of 2006 (down from 97 one year earlier) which are subject to the payment of these commissions. Mid-Coast Land Company is no longer engaged in real estate development activity, having sold its final property which closed during the first quarter of 2003. It currently records residual activity resulting from prior years’ operations.

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

Earnings for this subsidiary consist primarily of rental income from the Bank’s offices and administrative center coupled with a minor amount of rental income from non-bank tenants and interest earnings on its cash assets. Leases are written with market terms and at market rates. Expenses are principally rental expense, depreciation of leasehold improvements, general maintenance and utilities expense. The affairs of the subsidiary are managed by Bank employees and as such this subsidiary has no paid staff members.

Earnings for MSB Properties, Inc. have remained relatively unchanged over the years with net earnings after-tax of $1.2 million, $1.2 million, and $1.4 million, in 2005, 2004 and 2003, respectively. The subsidiary benefited from a one-time pre-tax gain of $273 thousand in 2003 from the sale of a property.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as, disclosures included elsewhere in this Form 10-K, are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. Management believes that the most significant subjective judgements that it is required to make include the following:

•       Allowance for losses.   Management reviews the adequacy of the allowance and also employs an independent third party loan review group to, among other things, review the adequacy of the allowance and make recommendations. Management, as necessary, adjusts the allowance for loan losses and the allowance for losses—unfunded commitments. These adjustments are made through a charge to expense or a benefit in the provision for loan losses on the income statement. The allowance is also examined annually by one or more of the Bank’s regulatory bodies including the FDIC and DFI. The need for additional provision for loan losses in 2006, or a benefit to the provision for loan losses, will be dependent upon Management’s on-going analysis of the adequacy of the allowance for losses. While Management believes it to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

•       Fair Value.   Where applicable, the Company is required by Generally Accepted Accounting Principles (“GAAP”) to disclose the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. Also, the fair value calculated on collateral supporting the Bank’s extensions of credit (e.g.—appraisals on the property securing real estate loans) can have a significant effect on the determination of the adequacy of the allowance for losses noted above. Wherever possible, fair value used by the Company equals quoted market price, as for example with its investment securities portfolio, if available. If it is not available, fair value is estimated by the Company using quoted market prices for similar assets. Fair value of other instruments involves discounting future cash flows using current market rates for instruments with similar maturity and credit characteristics. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management is also required to calculate the fair value of its options issued under its Equity Based Compensation Plan. See Note 15 to the Consolidated Financial Statements for a description of the calculation of pro forma compensation expense based on the fair value of options issued at the grant date.

•       Taxes.   The Company estimates its quarterly effective income tax rate based upon a variety of factors, including, but not limited to, the expected revenues for the year and the product mix of revenue, and the ratio of permanent differences to total revenue. Any changes to the estimated rate are made prospectively in accordance with APB 28 “Interim Financial Reporting”. Additionally, a valuation allowance, which was zero at December 31, 2005 and 2004, provides for deferred taxes that are not anticipated to be offset by taxable income projected for the next 12 months. A valuation allowance is based on estimates by Management which can change over time.

•       Goodwill and Core Deposit Intangibles.   The Company is required by GAAP to perform an annual impairment analysis of the amount of Goodwill showing on its Consolidated Statement of Financial Position. Additional information can be found under “Goodwill and Core Deposit Intangibles” earlier in this Managements Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Certain information concerning market risk is contained in the Notes to the Consolidated Financial Statements which are included in Item 8 of this Report and in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included in Item 7 of this Report.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005 and 2004. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ JAMES W. LOKEY	/s/ JAMES G. STATHOS
James W. Lokey	James G. Stathos
President	Executive Vice President
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mid-State Bancshares:

We have completed integrated audits of Mid-State Bancshares’ 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mid-State Bancshares and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 and 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Los Angeles, California
March 15, 2006

Consolidated Statements of Financial Position
(amounts in 000’s except share amounts)

	December 31,
	2005	2004
Assets
CASH AND DUE FROM BANKS	$109,791	$112,669
FEDERAL FUNDS SOLD	—	6,000
SECURITIES AVAILABLE FOR SALE	619,332	644,817
LOANS HELD FOR SALE	10,176	12,988
LOANS, net	1,507,118	1,408,095
PREMISES AND EQUIPMENT, net	24,772	24,946
ACCRUED INTEREST RECEIVABLE	13,947	11,918
GOODWILL	47,840	47,840
CORE DEPOSIT INTANGIBLES, net	6,483	7,732
SENIOR HOUSING CRIME PREVENTION FOUNDATION INVESTMENT	30,000	—
OTHER ASSETS	22,040	19,082
TOTAL ASSETS	$2,391,499	$2,296,087
Liabilities
DEPOSITS:
Demand deposits	$567,782	$517,139
Savings, money market and NOW accounts	1,067,486	1,083,139
Time deposits—$100,000 or more	202,063	166,295
Time deposits—Under $100,000	232,275	227,972
Total Deposits	2,069,606	1,994,545
OTHER BORROWINGS	25,903	6,582
ALLOWANCE FOR LOSSES—UNFUNDED COMMITMENTS	1,761	1,783
ACCRUED INTEREST PAYABLE & OTHER LIABILITIES	21,667	18,550
TOTAL LIABILITIES	2,118,937	2,021,460
Commitments and Contingencies (Note 12)
Capital Accounts
CAPITAL STOCK, NO PAR VALUE:
Authorized—100,000,000 shares
Outstanding—22,520,434 shares in 2005 and 23,099,159 in 2004	42,343	61,439
UNDIVIDED PROFITS	229,824	206,328
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES OF $264 IN 2005 AND $4,573 IN 2004	395	6,860
TOTAL CAPITAL ACCOUNTS	272,562	274,627
TOTAL LIABILITIES & CAPITAL ACCOUNTS	$2,391,499	$2,296,087

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Income
(amounts in 000’s except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Interest Income:
Interest and fees on loans and leases	$104,401	$85,127	$80,372
Interest on securities:
U.S. Treasury securities	679	974	1,012
U.S. Government agencies and corporations	6,492	8,553	8,809
Obligations of states and political subdivisions, other	15,576	14,802	14,219
Interest on federal funds sold	1,178	480	828
TOTAL INTEREST INCOME	128,326	109,936	105,240
Interest Expense:
Interest on deposits	14,610	8,256	9,548
Interest on other borrowings	893	194	151
TOTAL INTEREST EXPENSE	15,503	8,450	9,699
Net Interest Income	112,823	101,486	95,541
(Benefit)/Provision for loan losses	—	(2,700)	(969)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	112,823	104,186	96,510
Other Income:
Service charges on deposit accounts	9,384	10,164	9,254
Commissions, fees and other service charges	8,620	12,577	13,064
Gains on sale of securities	88	475	40
Gain on sale of loans held for sale	549	607	3,385
Other income	2,800	3,941	3,316
TOTAL OTHER INCOME	21,441	27,764	29,059
Other Expenses:
Salaries & employee benefits	44,635	41,779	39,156
Occupancy expenses	12,534	12,509	11,572
Advertising & promotion	4,439	3,955	2,938
General office	3,809	4,017	3,832
Merchant processing and data processing fees	900	5,197	6,207
Professional services	4,955	5,525	4,342
Regulatory assessments	445	498	407
Other operating expenses	5,957	5,814	6,237
TOTAL OTHER EXPENSES	77,674	79,294	74,691
Income before taxes	56,590	52,656	50,878
Tax expense	19,099	17,547	17,714
NET INCOME	$37,491	$35,109	$33,164
Earnings per share:
—Basic	$1.65	$1.50	$1.41
—Diluted	$1.61	$1.47	$1.40
Average shares used in earnings per share calculation:
—Basic	22,788	23,422	23,443
—Diluted	23,300	23,897	23,762

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Comprehensive Income
(amounts in 000’s)

	Year Ended December 31,
	2005	2004	2003
NET INCOME	$37,491	$35,109	$33,164
Other Comprehensive Income Before Taxes:
Unrealized (losses) gains on securities available for sale:
Unrealized holding losses arising during year	(10,687)	(8,568)	(1,547)
Reclassification adjustment for gains included in net income	(88)	(475)	(40)
Other comprehensive loss, before tax	(10,775)	(9,043)	(1,587)
Income tax benefit	(4,310)	(3,626)	(626)
OTHER COMPREHENSIVE LOSS, NET OF TAXES	(6,465)	(5,417)	(961)
TOTAL COMPREHENSIVE INCOME	$31,026	$29,692	$32,203

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of
Changes in Capital Accounts
(amounts in 000’s except share amounts)

				Accumulated
				Other
	Number of	Capital	Undivided	Comprehensive
	Shares	Stock	Profits	Income (Loss)	Total
BALANCE, December 31, 2002	23,697,235	77,588	163,309	13,238	254,135
Cash dividend—$0.50 per share	—	—	(11,702)	—	(11,702)
Exercise of stock options	172,096	2,284	—	—	2,284
Shares issued in connection with Merger	498,153	11,846	—	—	11,846
Net income	—	—	33,164	—	33,164
Change in net unrealized gain on available for sale securities, net of taxes of $(626)	—	—	—	(961)	(961)
Stock repurchased	(800,006)	(16,212)	—	—	(16,212)
BALANCE, December 31, 2003	23,567,478	$75,506	$184,771	$12,277	$272,554
Cash dividend—$0.58 per share	—	—	(13,552)	—	(13,552)
Exercise of stock options	190,548	2,579	—	—	2,579
Net income	—	—	35,109	—	35,109
Change in net unrealized gain on available for sale securities, net of taxes of $(3,626)	—	—	—	(5,417)	(5,417)
Stock repurchased	(658,867)	(16,646)	—	—	(16,646)
BALANCE, December 31, 2004	23,099,159	$61,439	$206,328	$6,860	$274,627
Cash dividend—$0.66 per share	—	—	(14,995)	—	(14,995)
Exercise of stock options	266,330	3,969	—	—	3,969
Tax Benefit from exercise of options	—	—	1,000	—	1,000
Net income	—	—	37,491	—	37,491
Change in net unrealized gain on available for sale securities, net of taxes of ($4,310)	—	—	—	(6,465)	(6,465)
Stock repurchased	(845,055)	(23,065)	—	—	(23,065)
BALANCE, December 31, 2005	22,520,434	$42,343	$229,824	$395	$272,562

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows
(amounts in 000’s)

	Year Ended December 31,
	2005	2004	2003
Operating Activities:
Net Income	$37,491	$35,109	$33,164
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit)/Provision for credit losses	—	(2,700)	(969)
Provision for depreciation and amortization	5,249	5,044	4,511
Amortization of originated mortgage servicing rights	458	459	804
Amortization of net investment security premiums	3,743	5,120	4,204
Amortization of deferred loan (costs) fees	(525)	(163)	687
Amortization of core deposit intangible assets	1,249	1,375	1,121
Gain on sale of investments	(88)	(475)	(40)
Originations of loans held for sale	(70,517)	(77,218)	(222,486)
Proceeds from sales of loans held for sale	73,878	78,247	235,021
Gain on sale of other real estate owned	—	(1,084)	—
Gain on sale of loans held for sale	(549)	(607)	(3,385)
Deferred tax charge (benefit)	33	(765)	1,814
(Increase) decrease in accrued interest	(2,029)	256	(485)
Decrease (increase) in other assets	860	(4,176)	(2,938)
Increase (decrease) in accrued interest payable and other liabilities	3,095	4,882	(1,257)
Net cash provided by operating activities	52,348	43,304	49,766
Investing Activities:
Proceeds from sales and maturities of securities	140,159	160,631	137,567
Purchases of securities	(159,104)	(44,463)	(275,591)
Net increase in loans	(98,498)	(266,363)	(41,427)
Receipts from real estate investments, net of advances	—	4,512	—
Cash acquired in acquisition, net of cash used	—	—	9,959
Purchases of premises and equipment	(5,071)	(3,670)	(5,265)
Net (loss) gain from proceeds on sales of premises and equipment	(4)	5	10
Net cash used in investing activities	(122,518)	(149,348)	(174,747)
Financing Activities:
Net increase in deposits	75,061	82,114	180,684
Increase in other borrowings—Federal Home Loan Bank	20,000	—	—
Net decrease in other borrowings—revolving T.T. & L. note	(679)	(1,045)	(3,346)
Cash dividend paid	(14,995)	(13,552)	(11,702)
Proceeds from exercise of stock options	4,970	2,579	2,284
Purchase of bank stock for retirement	(23,065)	(16,646)	(16,212)
Net cash provided by financing activities	61,292	53,450	151,708
(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(8,878)	(52,594)	26,727
CASH AND CASH EQUIVALENTS, beginning of year	118,669	171,263	144,536
CASH AND CASH EQUIVALENTS, end of year	$109,791	$118,669	$171,263

Consolidated Statements of Cash Flows (Continued)
(amounts in 000’s)

	Year Ended December 31,
	2005	2004	2003
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$15,112	$8,237	$9,424
Taxes on income	19,057	15,006	19,136
Transfers from loans to other real estate owned	—	—	3,279
Supplemental disclosure of non-cash investing activities:
Transfer of security investment for senior housing crime prevention foundation investment	30,000	—	—
ACQUISITIONS
Fair value of tangible assets acquired	$—	$—	$87,484
Fair value of core deposit intangible acquired	—	—	2,727
Goodwill created in acquisition	—	—	14,392
Liabilities assumed	—	—	(79,592)
Acquisition price, including direct costs	—	—	25,011
Less:
Common stock issued	—	—	(11,846)
Amounts payable to shareholders and other accruals	—	—	(203)
Cash paid	—	—	(12,962)
Cash acquired	—	—	22,921
Cash acquired, net of cash paid	$—	$—	$9,959

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Consolidation:   The consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary, Mid-State Bank & Trust, (the “Bank”) which includes Mid-State Bank & Trust’s wholly owned subsidiaries, Mid-Coast Land Company and MSB Properties, Inc. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Significant Group Concentrations of Credit Risk:   Most of the Company’s activities are with customers located within the three counties of San Luis Obispo, Santa Barbara and Ventura in California. Note 4 below reviews the types of securities that the Company invests in. Note 5 reviews the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer, but does have a significant portion of its loan portfolio (approximately 84%) secured by real estate.

Cash and Cash Equivalents:   For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and securities purchased under agreements to resell, all of which mature within ninety days.

Securities:   Securities for which the Company has the positive intent and ability to hold until maturity would be classified as held-to-maturity securities. Securities which are purchased principally for the purpose of selling them in the near term for a gain would be classified as trading securities. Securities not classified as held-to-maturity or trading are classified as available for sale. The Company holds no securities that should be classified as trading securities or held-to-maturity securities. Securities classified as available for sale are reported on the consolidated statements of financial position as of December 31, 2005 and 2004, at their market value. The net unrealized gains or losses for these securities are reported, net of related taxes, in the statements of comprehensive income for the years ended December 31, 2005, 2004 and 2003 and as a separate component of the capital accounts for the years ended December 31, 2005 and 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

1. Summary of Significant Accounting Policies (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

1. Summary of Significant Accounting Policies (Continued)

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

Allowance for losses—unfunded commitments:   The allowance for loan losses—unfunded commitments, which is based on estimates, is maintained at a level considered adequate to provide for losses that are considered to be inherent in commitments and contingencies which the Company is obligated under. Ultimate losses may vary from the current estimates. Management reviews these estimates periodically, considers the financial status of the commitment or contingency, current economic conditions, historical experience and other factors. As adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to other operating expense and reduced by credits to other operating expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

1. Summary of Significant Accounting Policies (Continued)

equity investors lack an essential characteristic of a controlling financial interest. FIN No. 46 was initially effective for all financial statements issued on or after February 1, 2003, but subsequently the adoption date was deferred to January 1, 2004. The adoption of FIN No. 46 did not have a material impact on the Company’s results of operations and financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company’s results of operations and financial position.

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

In December 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  The SOP was effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an Investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The adoption of SOP 03-3 did not have a material impact on the Company’s results of operations and financial position.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

1. Summary of Significant Accounting Policies (Continued)

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

1.                Replace the guidance in paragraphs 10-18 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and refer to existing other-than-temporary impairment guidance—for example, FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”

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

The FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” in December 2004. The revised Statement is SFAS No. 123R (revised 2004), “Share-Based Payment” and it will supercede APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. It is to be effective for the Company as of the beginning of the first annual reporting period that begins after June 15, 2005. The Statement requires that the Company measures the cost of employee services received in exchange for an award of equity instruments (share based payment awards) based on the grant date fair value of the award and the estimated number of awards that are expected to vest. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award—usually the vesting period. Compensation cost for awards that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

1. Summary of Significant Accounting Policies (Continued)

vest would not be reversed if the awards expire without being exercised. The Company currently applies APB Opinion No. 25, in accounting for its Plan. Accordingly, no compensation expense has been recognized for grants under the Plan. Pro forma disclosures of net income and earnings per share are however disclosed in Note 15 of the Company’s Annual Report on Form 10K. The Company expects to adopt the revised Statement for the first quarter of 2006. The Company expects that adoption of SFAS No. 123R would have a significant effect on its Consolidated Statements of Income, Comprehensive Income and Changes in Capital Accounts in future years. Initial estimates for 2006 put the impact at approximately $1.0 million pre-tax, or $0.03 per share.

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

FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” on February 16, 2006 as an amendment of FASB Statements No. 133 and 140. The standard allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The standard also a) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, b) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, c) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and d) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

2. Merger

Ojai Valley Bank

On October 31, 2003, Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust acquired 100 percent of the outstanding common stock of Ojai Valley Bank. The results of Ojai Valley Bank’s operations have been included in the consolidated financial statements since that date. Ojai Valley Bank was a community bank that served the communities of Ojai and Oak View in Ventura County. The merger expanded Mid-State Bank & Trust’s Ventura County presence with these two additional offices.

The aggregate purchase price was $25.0 million, including $11.8 million in cash paid to Ojai Valley Bank shareholders, $11.8 million in Mid-State Bancshares’ common stock issued and $1.3 million for other merger related expenses. The value of the 498,153 shares issued was determined based on the average closing market price of Mid-State Bancshares’ common stock over the twenty consecutive trading days that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

2. Merger (Continued)

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

(Unaudited)
For the Year Ended
December 31, 2003
Pro Forma Interest and Non Interest Income:
Combined Mid-State Bancshares and Ojai Valley Bank	$138,789
Pro Forma Net Income:
Combined Mid-State Bancshares and Ojai Valley Bank	$32,728
Pro Forma Earnings Per Share—Basic	$1.37
Pro Forma Earnings Per Share—Diluted	$1.35

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, October 31, 2003 (in 000’s).

Cash and Due From Banks	$4,731
Federal Funds Sold	18,190
Securities, net	33,423
Loans, Net	30,407
Goodwill(A)	14,392
Other Intangibles(B)	2,727
Other Assets	733
Total Assets Acquired	104,603
Total Deposits	(78,800)
Other Liabilities	(792)
Total Liabilities Assumed	(79,592)
Net Assets Acquired	$25,011

(A)       Goodwill is completely attributable to the Community Banking segment of the Company and is not deductible for tax purposes.

The entire amount displayed is attributable to a Core Deposit Intangible which is being amortized over its expected useful life of 9.00 years, i.e. through October 31, 2012.

3. Cash Reserves

The average reserve balances required to be maintained by the Federal Reserve Bank were approximately $22.3 million and $24.8 million at December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

4. Securities

A summary of investment securities owned is as follows:

December 31, 2005

(amounts in 000’s) Securities Available For Sale	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$22,868	$—	$(222)	$22,646
Securities of U.S. government agencies and corporations	216,218	171	(1,802)	214,587
Mortgage backed securities	8,672	313	(46)	8,939
Obligations of states and political subdivisions	354,356	4,342	(2,047)	356,651
Other investments	16,559	22	(72)	16,509
TOTAL	$618,673	$4,848	$(4,189)	$619,332

December 31, 2004

(amounts in 000’s) Securities Available For Sale	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$25,630	$5	$(148)	$25,487
Securities of U.S. government agencies and corporations	217,028	796	(1,170)	216,654
Mortgage backed securities	8,824	650	(57)	9,417
Obligations of states and political subdivisions	365,821	11,604	(387)	377,038
Other investments	16,081	141	(1)	16,221
TOTAL	$633,384	$13,196	$(1,763)	$644,817

The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005:

	Less than 12 months		12 months or more		Total
(amounts in 000’s)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury securities	$10,778	$(77)	$11,868	$(145)	$22,646	$(222)
Securities of U.S. government agencies and corporations	84,827	(787)	109,604	(1,015)	194,431	(1,802)
Mortgage backed securities	2,501	(35)	599	(11)	3,100	(46)
Obligations of states and political subdivisions	134,943	(1,508)	20,176	(539)	155,119	(2,047)
Other investments	1,973	(25)	1,962	(47)	3,935	(72)
TOTAL	$235,022	$(2,432)	$144,209	$(1,757)	$379,231	$(4,189)

All of the unrealized losses identified in the table above are attributable to changes in general interest rate levels and are not considered to be other than temporary impairment. The unrealized losses are not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

4. Securities (Continued)

the result of any deteriorating financial conditions or near term prospects of the underlying issuers and Management believes that it has the intent and ability to either retain these investment securities to allow for the eventual recovery in market value or to hold them until maturity.

Securities having a fair value of $109,959,000 and $106,354,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from maturities, calls, partial pay-downs and/or sales of securities were $140,159,000, $160,631,000, and $137,567,000 for the years ended 2005, 2004, and 2003, respectively. Gross gains of $145,000, $485,000, and $46,000 and gross losses of $57,000, $10,000, and $6,000 were realized on that activity for the years ended 2005, 2004, and 2003, respectively.

The amortized cost and market value of securities at December 31, 2005 and 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Included in the “due after ten years category” below is common stock held in the Federal Home Loan Bank, Federal National Mortgage Association and Federal Agricultural Mortgage Association. Management believes this maturity category most closely matches the non maturity characteristics of these equity investments totaling $8.2 million.

	Available For Sale
(dollars in 000’s) December 31, 2005*	Cost Basis	Market Value
Due in one year or less	$166,103	$165,257
Due after one year to five years	289,849	292,076
Due after five years to ten years	152,383	151,675
Due after ten years	2,096	2,082
Equity securities	8,242	8,242
Total	$618,673	$619,332
December 31, 2004*	Cost Basis	Market Value
Due in one year or less	$127,629	$128,025
Due after one year to five years	304,579	310,386
Due after five years to ten years	191,278	196,500
Due after ten years	2,155	2,163
Equity securities	7,743	7,743
Total	$633,384	$644,817

*                    Mortgage back securities are shown at contractual maturity, however, the average life of these securities may differ due to principal prepayments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

5. Loans

The loan portfolio consists of the following:

	December 31,
(dollars in 000’s)	2005	2004
Construction and development loans	$279,417	$229,569
Real estate loans	816,953	761,947
Home equity credit lines	182,057	160,050
Installment loans	18,032	19,206
Cash reserve	3,367	3,607
Agricultural production	35,898	40,256
Commercial, other	186,757	211,251
	1,522,481	1,425,886
Less allowance for loan losses	(11,896)	(13,799)
Less deferred loan fees, net	(3,467)	(3,992)
TOTAL LOAN PORTFOLIO	$1,507,118	$1,408,095

At December 31, 2005, $1,278,427,000 of the Bank’s portfolio was collateralized by various forms of real estate. The Company attempts to reduce its concentration of credit risk by making loans, which are diversified by project type and geographic locations throughout the Central Coast of California. While management of the Company believes that the collateral presently securing this portfolio is adequate, there can be no assurances that a deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on non-accrual status totaled $2,463,000 and $10,700,000 at December 31, 2005 and 2004, respectively. The bank had no loans past due 90 days or more and still accruing interest at December 31, 2005 and 2004. If interest income on non-accrual loans had been recorded as originally scheduled, approximately $1,008,140, $1,308,710, and $1,731,761 of additional interest income would have been recorded for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, there was no interest income which was recognized for loans on non-accrual during 2005, 2004, or 2003.

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on non-accrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest from other loans in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired. Certain impaired loans are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as non-accrual and $37,930, $73,102 and $629,093 in interest was recognized from these loans during 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

5. Loans (Continued)

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

	December 31,
(dollars in 000’s)	2005	2004
Loans identified as impaired at year end	$2,528	$10,778
Impaired loans for which a valuation allowance has been determined	1,972	9,381
Amount of valuation allowance	592	4,462
Impaired loans for which no valuation allowance was determined necessary	556	1,397

The average amount of the recorded investment in impaired loans during the years ended December 31, 2005,  2004 and 2003 was approximately $6,629,000, $12,914,000 and $19,304,000, respectively.  The valuation allowance reported above is determined on a loan-by-loan basis.

The Company also provides an allowance for losses for (1) loans that, while not individually identified as being currently impaired, are internally evaluated as having a relatively higher level of credit risk and (2) losses inherent in the balance of the loan portfolio which have not been specifically identified as of the year-end. The allowance is based on review of individual loans, historical trends, current economic conditions, and other factors. The allowance for loan losses consists of an amount allocated to loans which are impaired, a statistically allocated portion and an unallocated portion. The total of these components is considered adequate to provide for losses which can be reasonably anticipated.

The allowance for loan losses is netted against loans on the Statements of Financial Position for December 31, 2005 and 2004. A summary of the changes in the allowance for loan losses account and the allowance for losses—unfunded commitments which shows on the liability side of the Consolidated Statements of Financial Position is as follows:

	December 31,
(dollars in 000’s)	2005	2004	2003
Balance at beginning of year:
Allowance for loan losses	$13,799	$16,063	$17,370
Allowance for losses—unfunded commitments	1,783	1,941	1,771
Total allowance for losses at beginning of year	15,582	18,004	$19,141
(Reductions in) additions to the allowance for loan losses (credited to) charged to expense	—	(2,700)	(969)
Provision for losses—unfunded commitments charged to expense	(22)	(158)	170
Loans charged off	(3,231)	(940)	(1,894)
Recoveries of loans previously charged off	1,328	1,376	1,165
Adjustment—Acquired through Merger	—	—	391
TOTAL ALLOWANCE FOR LOSSES—END OF YEAR	$13,657	$15,582	$18,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

5. Loans (Continued)

	December 31,
(dollars in 000’s)	2005	2004	2003
Allowance for loan losses	$11,896	$13,799	$16,063
Allowance for losses—unfunded commitments	1,761	1,783	1,941
TOTAL ALLOWANCE FOR LOSSES—END OF YEAR	$13,657	$15,582	$18,004

An analysis of loans and leases to directors and executive officers is as follows:

	December 31,
(dollars in 000’s)	2005	2004
Balance, at beginning of year	$8,744	$1,246
Additional loans and leases made	8,758	7,817
Payments received and other adjustments	(3,374)	(319)
BALANCE AT END OF YEAR	$14,128	$8,744

These loans were made in the ordinary course of the Bank’s business and, in management’s opinion, were made at prevailing rates and terms. In addition, there were un-funded commitments to loan up to an additional $4,352,000 in extensions of credit to directors and executive officers at year-end.

6. Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
(dollars in 000’s)	2005	2004
Land	$7,595	$7,595
Buildings	32,694	31,307
Furniture and equipment	28,345	26,890
Construction and equipment purchases in progress	1,828	444
	70,462	66,236
Less—Accumulated depreciation and amortization	(45,690)	(41,290)
TOTAL PREMISES AND EQUIPMENT	$24,772	$24,946

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

6.   Premises and Equipment (Continued)

Depreciation and amortization included in occupancy expenses was $5,249,000, $5,044,000, and $4,511,000  in 2005, 2004 and 2003, respectively, based on the following estimated useful lives:

Buildings	20-40 years
Furniture and equipment	3-20 years

Total rental expense for banking premises was $2,042,000, $1,985,000, and $1,864,000, in 2005, 2004 and 2003, respectively. As of December 31, 2005 the approximate minimum future lease rentals payable under non-cancelable lease contracts for bank premises were as follows (dollars in 000’s):

Year
2006	$2,351
2007	2,282
2008	2,002
2009	1,887
2010	1,749
Thereafter	4,446
TOTAL LEASE COMMITMENTS	$14,717

7. Goodwill and Core Deposit Intangible Assets

The following table presents net income and basic and diluted earnings per common share, adjusted to reflect results as if the non-amortization provisions of SFAS 142 had not been in effect for the periods presented (dollars in 000’s).

	2005	2004	2003
Net Income:
Reported net income	$37,491	$35,109	$33,164
Less: Amortization of Goodwill, net of taxes	(3,189)	(3,189)	(2,390)
Adjusted Net Income	$34,302	$31,920	30,774
Basic earnings per share:
Reported basic earnings per share	$1.65	$1.50	$1.41
Less: Amortization of Goodwill, net of taxes	(0.14)	(0.14)	(0.10)
Adjusted basic earnings per share	$1.51	$1.36	$1.31
Diluted earnings per share:
Reported diluted earnings per share	$1.61	$1.47	$1.40
Less: Amortization of Goodwill, net of taxes	(0.14)	(0.13)	(0.10)
Adjusted diluted earnings per share	$1.47	$1.34	$1.30

The following is a summary of the Company’s core deposit intangible assets. Figures are in thousands.

	Dec. 31, 2005			Dec. 31, 2004
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangible	$11,597	$(5,114)	$6,483	$11,597	$(3,865)	$7,732

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

7. Goodwill and Core Deposit Intangible Assets (Continued)

The aggregate amount of amortization expense of the core deposit intangible assets is as follows ($ in 000’s):

	2005	2004	2003
Amortization of Core Deposit Intangible	$1,249	$1,375	$1,122

The decline in the amortization rate in 2005 compared to 2004 is related to an adjustment made necessary by a stronger retention of core deposits from one of the Company’s acquisitions than originally anticipated. The projected amortization expense for the core deposit intangible assets, assuming no further acquisitions or dispositions or adjustments to current amortization rates, is approximately $872 thousand per year over the next six years. Amortization of core deposit intangible premiums from prior mergers are currently scheduled to be completed by dates ranging from October 2012 to September 2013 which represent original lives ranging from 9.0 years to 12.0 years.

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
DECEMBER 31, 2005

8. Disclosures about Fair Value of Financial Instruments (Continued)

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

Commitments to Extend Credit and Letters of Credit

Commitments to extend credit and letters of credit are written at current market rates. The Company does not anticipate any interest rate or credit factors that would affect the fair value of commitments or letters of credit outstanding at December 31, 2005.

Accrued Interest Payable

For accrued interest payable, the carrying amount is a reasonable estimate of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

8. Disclosures about Fair Value of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	2005		2004
(dollars in 000’s)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$109,791	$109,791	$112,669	$112,669
Fed funds sold	—	—	6,000	6,000
Investment securities	619,332	619,332	644,817	644,817
Loans held for sale	10,177	10,278	12,988	13,118
Loans, net	1,507,118	1,499,709	1,408,095	1,366,160
Accrued interest receivable	13,947	13,947	11,918	11,918
Financial liabilities:
Deposits	2,069,606	2,063,188	1,994,545	1,991,371
Other borrowings	25,903	25,638	6,582	6,582
Accrued interest payable	685	685	293	293

9. Deposits

Deposits are insured up to $100,000 per member by the Federal Deposit Insurance Corporation (FDIC). The following is a breakdown by type and maturity at year-end of the Bank’s deposits:

December 31, 2005

(dollars in 000’s)	No Contractual Maturity	Three Months or Less	After 3 Months to 12 Months	After One Year	Total
Demand Deposits	$567,782	$—	$—	$—	$567,782
Savings, Money Market and NOW Accounts	1,067,486	—	—	—	1,067,486
Time Deposits—$100,000 or more	—	109,782	80,617	11,664	202,063
Time Deposits—Under $100,000	—	89,028	111,091	32,156	232,275
Total	$1,635,268	$198,810	$191,708	$43,820	$2,069,606

December 31, 2004

(dollars in 000’s)	No Contractual Maturity	Three Months or Less	After 3 Months to 12 Months	After One Year	Total
Demand Deposits	$517,139	$—	$—	$—	$517,139
Savings, Money Market and NOW Accounts	1,083,139	—	—	—	1,083,139
Time Deposits—$100,000 or more	—	83,331	69,017	13,947	166,295
Time Deposits—Under $100,000	—	84,477	103,005	40,490	227,972
Total	$1,600,278	$167,808	$172,022	$54,437	$1,994,545

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

10. Income Taxes

The current and deferred amounts of the provision for taxes in the years ended December 31, were:

(dollars in 000’s)	2005	2004	2003
Federal:
Current	$13,081	$12,395	$10,942
Deferred	(116)	(553)	1,285
Total Federal Taxes	12,965	11,842	12,227
State:
Current	5,985	5,917	4,958
Deferred	149	(212)	529
Total State Taxes	6,134	5,705	5,487
TOTAL FEDERAL AND STATE TAX EXPENSE	$19,099	$17,547	$17,714

The provision for taxes on income differed from the amounts computed using the federal statutory rate of 35 percent as follows:

(dollars in 000’s)	2005	2004	2003
Tax expense at federal statutory tax rate	$19,807	$18,429	$17,807
State income tax expense, net of state benefit on federal return	3,986	3,709	3,567
Tax savings from exempt investment and loan income)	(4,681)	(4,542)	(3,880)
Other, net	(13)	(49)	220
TOTAL TAX EXPENSE	$19,099	$17,547	$17,714

The principal items giving rise to changes in deferred taxes were:

(dollars in 000’s)	2005	2004	2003
Allowance for loan losses	$861	$826	$409
Real estate joint ventures	40	(56)	(53)
Deferred compensation	(65)	(61)	5
State income taxes	(100)	(256)	91
Depreciation	(607)	(1,608)	1,011
Securities—discount accretion	(3)	(170)	(153)
Accrued liabilities and other, net	(120)	296	279
Accrued compensation	(9)	167	(9)
Credit carryovers	96	97	128
Lease income	(243)	—	—
Purchase accounting adjustments	183	—	2,077
TOTAL DEFERRED TAXES	$33	$(765)	$3,785

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

10. Income Taxes (Continued)

As of December 31, the deferred tax assets and liabilities, which include the deferred tax asset acquired in the Americorp transaction, are as follows:

(dollars in 000’s)	2005	2004	2003
Assets:
Allowance for loan losses	$5,738	$6,618	$7,444
Gain on loan workouts	—	167	167
Deferred compensation	2,379	2,314	2,253
Merger related expenses	226	226	226
State income taxes	1,719	1,613	1,357
Depreciation and amortization	1,007	381	—
Securities—discount accretion	473	470	299
Accrued compensation	—	—	115
Lease rental	277	—	—
Credit carryovers	835	930	1,027
Total Assets	12,654	12,719	12,888
Liabilities:
Real estate joint ventures	(603)	(563)	(619)
Depreciation and amortization	—	—	(1,227)
Accrued Compensation	(84)	(52)	—
Mark-to-market adjustment	(293)	(293)	(293)
Accrued liabilities and other, net	(705)	(993)	(696)
Purchase accounting adjustments	(2,260)	(2,077)	(2,077)
Total Liabilities	(3,945)	(3,978)	(4,912)
Valuation Allowance	—	—	—
Net deferred tax asset before tax effect of unrealized gain on securities available for sale	8,709	8,741	7,976
Tax effect of unrealized gain on securities available for sale	(264)	(4,573)	(8,200)
DEFERRED TAX ASSET, NET	$8,445	$4,168	$(224)

The net deferred tax asset above is included in Other Assets on the Consolidated Statements of Financial Position. As of December 31, 2005, the Company has State tax credit carryforwards of $835,000 for financial reporting purposes. There are no alternative minimum tax credit carryforwards for tax purposes. As of December 31, 2005, Management of the Company has determined that the net deferred tax asset meets the realizability standards of SFAS No. 109 and as such, no valuation allowance is required as of that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

11. Other Borrowings

The Company had other borrowings under the Treasury Tax and Loan note account of $3,903,000 and $4,582,000 at December 31, 2005 and 2004, respectively. Federal Home Loan Bank borrowings were at $22,000,000 and $2,000,000 at December 31, 2005 and 2004, respectively. A summary of borrowings from the Federal Home Loan Bank are as follows:

Description	Issue Date	Rate	Maturity	Carrying Amount
Fixed Rate Credit Advance	06/25/01	6.16%	06/27/11	$2,000,000
Fixed Rate Credit Advance	01/20/05	3.74%	01/22/08	$20,000,000
Total				$22,000,000

The Company has unused commitments to borrow Federal Funds from certain correspondent banks and unused borrowing lines from the Federal Home Loan Bank. As of December 31, 2005 and 2004, these combined unused lines amounted to $109,685,000 and $109,791,000, respectively.

12. Commitments and Contingencies

At December 31, 2005 and 2004, the Company was contingently liable for letter of credit accommodations made to its customers totaling $40,914,000 and $30,176,000, respectively. At December 31, 2005 and 2004, the Company also had undisbursed loan commitments in the amount of $657,687,000 and $626,353,000, respectively.

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

Many of the commitments are expected to expire without being drawn upon. Accordingly, the total outstanding commitment amount does not necessarily represent future cash requirements. The Company does not anticipate any significant losses as a result of these transactions. Provision has been made for losses which may be sustained in the fulfillment of, or from an inability to fulfill, any commitments. This provision is included in the Allowance for Losses—Unfunded Commitments on the Consolidated Statements of Financial Position through a charge to other operating expenses on the Consolidated Statements of Income.

The Company is involved in litigation of a routine nature which is being handled and defended in the ordinary course of the Company’s business. In the opinion of management, based in part on the advice of legal counsel, the resolution of this litigation will not have a material impact on the Company’s financial condition or results of operations.

13. Earnings Per Share

Earnings per share (EPS) have been computed in 2005, 2004 and 2003, based on the weighted average number of shares outstanding each year of 22,788,000, 23,422,000, and 23,443,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

13. Earnings Per Share (Continued)

The following is a reconciliation of the numerators and denominators used in the calculation of basic EPS and diluted EPS for the years ended December 31.

(figures in 000’s except per share data)	Earnings	Weighted Average Shares Outstanding	EPS
2005
Basic Earnings Per Share:
Net Income available to Common Stockholders	$37,491	22,788	$1.65
Effect of Dilutive Securities:
Stock Options		512
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$37,491	23,300	$1.61
2004
Basic Earnings Per Share:
Net Income available to Common Stockholders	$35,109	23,422	$1.50
Effect of Dilutive Securities:
Stock Options		475
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$35,109	23,897	$1.47
2003
Basic Earnings Per Share:
Net Income available to Common Stockholders	$33,164	23,443	$1.41
Effect of Dilutive Securities:
Stock Options		319
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$33,164	23,762	$1.40

14. Capital Accounts

The Company declared cash dividends during 2005 of $14,995,000. The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of (1) the bank’s undivided profits or (2) the bank’s net income for its last three fiscal years less the amount of any distributions made by the bank during such period. Based on these restrictions in the California Financial Code, the Bank can make additional cash dividends totaling $15,827,000 at December 31, 2005 to the Company. The Bank can also apply to the State of California’s Department of Financial Institutions (DFI) for the ability to pay additional dividends to the Company. The Bank and Company expects to make such application during 2006 given the Company’s planned regular dividends and on-going stock repurchase program. Given the Bank’s strong capital position, Management does not expect such approval to be withheld.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

15. Stock Options

On May 17, 2005, shareholders of the Company approved a new equity based compensation plan, the Mid-State Bancshares 2005 Equity Based Compensation Plan (the “2005 Plan”) which reserves an additional 1,000,000 common shares for issuance in accordance with the terms of the Plan. The 2005 Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted share units, performance based cash only awards, or any combination thereof. It replaces the 1996 Stock Option Plan which was limited in scope to the issuance of Stock Options. Shares available for issuance under the 1996 Plan are now included in the 2005 Plan, resulting in 1,027,372 shares currently being available to be issued (4.56% of current and issued outstanding common stock) as of December 31, 2005. All Options under both the 1996 and 2005 Plans have been granted at a price not less than the fair market value of the stock at the grant date. While options are exercisable and expire as determined by the Board of Directors, generally options expire no later than ten years from the date of grant and vest at the rate of 20% per year following the date of grant. As of December 31, 2005, 2,000,958 shares are currently under option. The shares are exercisable at prices ranging from $5.375 to $30.61. There were 266,330 shares exercised in 2005 and 190,548 and 172,096 exercised in 2004 and 2003, respectively.

The Bank applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for grants under the Plan. Consistent with the methods of SFAS No. 123, pro-forma compensation expense for the Plan is determined based on the fair value at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following assumptions in 2005: dividend yields ranging from 2.12% to 2.68%, expected volatility of 34.85%, risk-free interest rates ranging from 3.83% to 4.44% and expected lives of 6.29 years. Assumptions utilized in prior years for estimating fair values were not materially different. The Bank’s net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been reduced to pro forma amounts indicated below:

(dollars in 000’s except per share data)	2005	2004	2003
Net income to common shareholders:
As reported	$37,492	$35,109	$33,164
Pro forma compensation cost	$(2,406)	$(2,099)	$(1,618)
Pro forma	$35,086	$33,010	$31,546
Net income per common and common share equivalent:
Basic earnings per share:
As reported	$1.65	$1.50	$1.41
Pro forma	$1.54	$1.41	$1.35
Diluted earnings per share:
As reported	$1.61	$1.47	$1.40
Pro forma	$1.51	$1.38	$1.33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

15. Stock Options (Continued)

A summary of the Company’s stock options as of December 31, 2005, 2004 and 2003, and changes during the periods then ended, is presented below:

	Options	Weighted Average Exercise Price	Per Share Ranges
2005
Outstanding at Beginning of Year	2,086,917	$17.81	$5.375-$30.61
Granted during Year	216,371	$27.73	$26.67-$30.24
Exercised/Forfeited during Year	(302,330)	$15.75	$5.375-$27.60
Outstanding at End of Year	2,000,958	$19.20	$5.375-$30.61
Exercisable at End of Year	1,207,218	$16.30	$5.375-$30.61
Range of Expiration Dates	7/10/2008 to 12/21/2015
Shares Available for Future Grant	1,027,372
2004
Outstanding at Beginning of Year	1,900,267	$15.65	$5.375-$25.79
Granted during Year	423,652	$25.87	$21.73-$30.61
Exercised/Forfeited during Year	(237,002)	$14.91	$5.375-$25.71
Outstanding at End of Year	2,086,917	$17.81	$5.375-$30.61
Exercisable at End of Year	1,191,986	$15.36	$5.375-$25.79
2003
Outstanding at Beginning of Year	1,877,866	$15.03	$5.375-$20.05
Granted during Year	257,413	$18.61	$16.90-$25.79
Exercised/Forfeited during Year	(235,012)	$13.94	$5.375-$18.21
Outstanding at End of Year	1,900,267	$15.65	$5.375-$25.79
Exercisable at End of Year	1,120,705	$14.82	$5.375-$20.05

A summary of the Company’s stock options outstanding and exercisable as of December 31, 2005 by price range is presented below:

Range of Exercise Prices	Total Amount Outstanding	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$3.061 - $6.122	33,488	0.5	$5.375	33,488	$5.375
$6.123 - $9.183	—	—	—	—	—
$9.184 - $12.244	12,000	4.3	$12.125	12,000	$12.125
$12.245 - $15.305	473,543	3.8	$14.540	455,101	$14.542
$15.306 - $18.366	820,350	5.0	$16.882	606,189	$16.845
$18.367 - $21.427	18,000	6.7	$19.372	10,000	$19.322
$21.428 - $24.488	75,200	8.3	$22.816	16,800	$22.959
$24.489 - $27.549	329,006	8.5	$25.871	62,840	$25.825
$27.550 - $30.610	239,371	9.1	$28.320	10,800	$29.873
Total	2,000,958	5.8	$19.198	1,207,218	$16.301

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

16. Employee Benefits

The Company offers a combination qualified profit sharing plan (the “Profit Sharing Plan”) and a savings and retirement plan designed to comply with Internal Revenue Service Code Section 401(k) (the “401(k) Plan”) to substantially all employees. The Company’s contributions to the Profit Sharing and 401(k) Plans for the years ended December 31, 2005, 2004, and 2003 were $2,985,000, $2,842,000, and $2,665,000, respectively.

A bonus is paid to selected employees who exceed certain goals under formulas established at the start of the year. Included in employee benefits expense for 2005, 2004 and 2003 was a charge of $4,050,000, $2,400,000, and $3,400,000, respectively, which was accrued during those years and paid in the following year under the Incentive Reward System. Employees receiving bonuses under this program in 2005 ranged from 2.2% of their salary to as much as 95.8% of their salary.

The Company has postretirement obligations to certain of the former employees of acquired institutions. The liability for these obligations is included within Other Liabilities on the consolidated statement of financial position and amounted to $1,450,000 and $1,371,000 at December 31, 2005 and 2004, respectively. The amount of employee benefit expense accrued under these obligations amounted to $145,000, $145,000 and $61,000 in 2005, 2004, and 2003, respectively. Generally, these obligations amount to a fixed payment to these individuals for 10 to 15 years upon reaching their defined retirement age.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

17. Regulatory Matters (Continued)

As of December 31, 2005, the latest regulatory examinations indicated that, Mid-State Bancshares and Mid-State Bank & Trust were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Mid-State Bancshares and Mid-State Bank & Trust must maintain minimum total risk-based, Tier One risk-based and Tier One Leverage ratios as set forth in the following table. There are no conditions or events that Management believes have changed Mid-State Bancshares’ and Mid-State Bank & Trust’s category. The actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the following table:

	Actual		To be Considered Adequately Capitalized For Capital Adequacy Purposes		To be Considered Well Capitalized For Capital Adequacy Purposes
(dollars in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid-State Bancshares—Consolidated:
As of December 31, 2005:
Total Capital
(to Risk Weighted Assets)	$231,264	12.3%	$149,824	8.0%	$187,280	10.0%
Tier One Capital
(to Risk Weighted Assets)	$217,607	11.6%	$74,912	4.0%	$112,368	6.0%
Tier One Capital
(to Average Assets)	$217,607	9.2%	$94,666	4.0%	$118,333	5.0%
As of December 31, 2004:
Total Capital
(to Risk Weighted Assets)	$227,549	13.0%	$140,209	8.0%	$175,261	10.0%
Tier One Capital
(to Risk Weighted Assets)	$211,967	12.1%	$70,105	4.0%	$105,157	6.0%
Tier One Capital
(to Average Assets)	$211,967	9.3%	$90,983	4.0%	$113,728	5.0%
Mid-State Bank & Trust—Only:
As of December 31, 2005:
Total Capital
(to Risk Weighted Assets)	$224,459	12.0%	$149,824	8.0%	$187,280	10.0%
Tier One Capital
(to Risk Weighted Assets)	$210,802	11.3%	$74,912	4.0%	$112,368	6.0%
Tier One Capital
(to Average Assets)	$210,802	8.9%	$94,690	4.0%	$118,363	5.0%
As of December 31, 2004:
Total Capital
(to Risk Weighted Assets)	$225,921	12.9%	$140,209	8.0%	$175,261	10.0%
Tier One Capital
(to Risk Weighted Assets)	$210,339	12.0%	$70,104	4.0%	$105,157	6.0%
Tier One Capital
(to Average Assets)	$210,339	9.2%	$91,018	4.0%	$113,772	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

18. Reportable Business Segments

Reportable business segments are determined using the “management approach” and are intended to present reportable segments consistent with how the chief operating decision maker organizes segments within the company for making operating decisions and assessing performance. Presently, the Company is segregated into three reportable business segments, Community Banking, Mid-Coast Land Company and Trust Services.

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

Below is a summary statement of income and certain selected financial data for each of the three years ended December 31, 2005. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments which may influence relative results, most notably, allocations of various types of overhead and administrative costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

	Community Banking			Mid-Coast Land Company			Trust Services
(dollars in 000’s)	2005	2004	2003	2005	2004	2003	2005	2004	2003
Interest Income	$128,326	$109,936	$105,239	$—	$—	$1	$—	$—	$—
Interest Expense	15,503	8,450	9,699	—	—	—	—	—	—
Net Interest Income	112,823	101,486	95,540	—	—	1	—	—	—
(Benefit) Provision	—	(2,700)	(969)	—	—	—	—	—	—
Non Interest Income	19,512	26,153	27,715	717	682	678	1,212	929	666
Non Interest Expense	76,692	78,391	73,735	12	27	123	970	876	833
Pre-Tax Income	$55,643	$51,948	$50,489	$705	$655	$556	$242	$53	$(167)
Ending Total Assets (in millions)	$2,380	$2,285	$2,199	$11	$11	$10	$—	$—	$—

	Mid-State Bancshares
(dollars in 000’s)	2005	2004	2003
Interest Income	$128,326	$109,936	$105,240
Interest Expense	15,503	8,450	9,699
Net Interest Income	112,823	101,486	95,541
(Benefit) Provision	—	(2,700)	(969)
Non Interest Income	21,441	27,764	29,059
Non Interest Expense	77,674	79,294	74,691
Pre-Tax Income	$56,590	$52,656	$50,878
Ending Assets (in millions)	$2,391	$2,296	$2,209

There were no significant capital expenditures made in 2005 in any of the above business segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

19. Quarterly Financial Data

The following table presents condensed consolidated statements of income for each of the quarters covering the past two years (unaudited—in 000’s):

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Interest Income	$29,482	$31,654	$32,923	$34,267	$128,326
Interest Expense	2,713	3,694	4,324	4,772	15,503
Net Interest Income	26,769	27,960	28,599	29,495	112,823
Provision for loan losses	—	—	—	—	—
Non-interest income	5,395	5,378	5,271	5,397	21,441
Non-interest expense	18,335	19,211	19,473	20,655	77,674
Income before taxes	13,829	14,127	14,397	14,237	56,590
Taxes	4,739	4,615	4,905	4,840	19,099
Net Income	$9,090	$9,512	$9,492	$9,397	$37,491
Earnings Per Share:
—Basic	$0.39	$0.42	$0.42	$0.42	$1.65
—Diluted	$0.39	$0.41	$0.41	$0.41	$1.61

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Interest Income	$26,237	$26,620	$28,236	$28,843	$109,936
Interest Expense	2,076	1,990	2,083	2,301	8,450
Net Interest Income	24,161	24,630	26,153	26,542	101,486
Provision for loan losses	—	(2,700)	—	—	(2,700)
Non-interest income	7,000	7,910	7,250	5,604	27,764
Non-interest expense	19,694	20,877	20,265	18,458	79,294
Income before taxes	11,467	14,363	13,138	13,688	52,656
Taxes	3,802	4,990	4,465	4,290	17,547
Net Income	$7,665	$9,373	$8,673	$9,398	$35,109
Earnings Per Share:
—Basic	$0.33	$0.40	$0.37	$0.41	$1.50
—Diluted	$0.32	$0.39	$0.36	$0.40	$1.47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

20. Parent Company Financial Information

Condensed financial information of Mid-State Bancshares (parent only) follows:

Condensed Balance Sheets

	December 31,
(dollars in 000’s)	2005	2004
ASSETS
Cash	$4,946	$1,292
Investment in Mid-State Bank & Trust	269,811	276,694
Other Assets	1	5
Total Assets	$274,758	$277,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend Payable	$4,054	$3,695
Accrued Liabilities	(1,858)	(331)
Total Liabilities	2,196	3,364
Stockholders’ Equity	272,562	274,627
Total Liabilities and Stockholders’ Equity	$274,758	$277,991

Condensed Income Statements

	December 31,
	2005	2004	2003
Equity in earnings of subsidiaries:
Undistributed	$(418)	$10,345	$7,348
Dividends	38,637	25,222	26,245
Operating Expenses	(1,254)	(789)	(739)
Income Tax Benefit	526	331	310
Net Income	$37,491	$35,109	$33,164

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

20. Parent Company Financial Information (Continued)

Condensed Statements of Cash Flows

	December 31,
	2005	2004	2003
Cash flows from operation activities:
Net Income	$37,491	$35,109	$33,164
Adjustments to reconcile net income to net cash provided by operating activities:
Net undistributed earnings of Bank	418	(10,345)	(7,348)
Net change in accrued liabilities	(1,527)	201	(310)
Net change in other assets	4	(5)	—
Net cash provided by operating activities	36,386	24,960	25,506
Net Cash Flow from Investing Activities	—	—	—
Net Cash Flows from Financing Activities:
Proceeds from stock options	3,969	2,579	2,284
Payment to purchase common stock	(23,065)	(16,646)	(16,212)
Dividends paid by parent	(14,636)	(12,918)	(11,246)
Other—non cash item related to tax benefit on stock options	1,000	—	—
Net cash used in financing activities	(32,732)	(26,985)	(25,174)
Net Increase (Decrease) in Cash	3,654	(2,025)	332
Cash, beginning of year	1,292	3,317	2,985
Cash, at end of year	$4,946	$1,292	$3,317

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the year ended December 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 (e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended December 31, 2005, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

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

In connection with our SOX 404 compliance efforts, we have invested significant resources in documenting, analyzing and testing our internal controls. As necessary, we have taken, and currently continue to take actions to remediate control gaps identified including additional information technology controls, improved segregation of duties (predominantly in our smaller departments), further formalization of our controllership guide, extensive training on generally accepted accounting principles (including internal controls) and enhanced monitoring controls. We are committed to ongoing assessments of our controls and their effectiveness, the results of which will be reported to our shareholders.

Additionally, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s report on internal control over financial reporting is set forth in Item 8 of  this report on Form 10-K, and is incorporated herein by reference. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent, registered public accounting firm, as stated in its report, which is also set forth in Item 8 of this Form 10-K and is also  incorporated herein by reference.

ITEM 9B.       OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Code of Conduct

The Board has adopted a comprehensive code of conduct reflecting its policies. Our code of conduct is published on the Investor Information section of our website at www.midstatebank.com. Any change to or waiver of the code of conduct (other than technical, administrative, and other non-substantive changes) will be posted on our website or reported on a Form 8-K filed with the SEC. While the Board may consider a waiver for an executive officer or director, we do not expect to grant such waivers.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          Documents filed as part of this Report

(1)         Management Statement, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Financial Position, Income, Comprehensive Income, Changes in Capital Accounts, and Cash Flows, and the Notes to the Consolidated Financial Statements.

(2)         Schedules: None

(3)         Exhibits: See Page 99.

(b)          Exhibits:

Sequentially
Exhibit		Numbered
Number	Index to Exhibits	Pages
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws of Registrant(2)
4.1	Specimen Certificate evidencing shares of Mid-State Bancshares Common Stock(3)
10.1	Mid-State Bancshares 1996 Stock Option Plan, form of Stock Option Agreement and form of Substitute Stock Option Agreement, as amended(4)
10.2	Deferred Compensation Plan, and as further amended on January 9, 2002(6)
10.3	Profit Sharing and Salary Deferral 401(K) Plan(5)
10.4	Change in Control Agreement for Carrol R. Pruett, as amended(6)
10.5	Change in Control Agreement for James G. Stathos(6)
10.6	Change in Control Agreement for James W. Lokey(6)
10.7	2001 Deferred Compensation Plan(6)
10.8	Change in Control Agreement for Harry H. Sackrider(7)
10.9	Mid-State Bancshares 2005 Equity Based Compensation Plan(8)
21	Subsidiary of Mid-State Bancshares—Mid-State Bank & Trust is the only subsidiary
23.1	Consent of Accountants—PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)          Filed as part of the Registrant’s Form 10-K for the year ended December 31, 1998.

(2)          Filed as an exhibit to Registrant’s Registration Statement (File No. 333-16952) filed on November 27, 1996.

(3)          Filed as part of the Registrant’s Registration Statement on Form S-4 (File No. 333-48181) filed on March 18, 1998.

(4)          As filed by Registrant on Form S-8 (File No. 333-38584) filed on June 5, 2000.

(5)          Filed as part of the Registrant’s Form 10-K for the year ended December 31, 1998.

(6)          Filed as part of the Registrant’s Form 10-K for the year ended December 31, 2001.

(7)          Filed as part of the Registrant’s Form 10-K for the year ended December 31, 2002.

(8)          Filed as part of the Registrant’s Registration Statement on Form S-8 (File No. 333-126880) filed on July 26, 2005.

(c)           Schedules:

Not Applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-STATE BANCSHARES
By:	/s/ JAMES W. LOKEY
JAMES W. LOKEY
President and Chief Executive Officer
[Principal Executive Officer]
Dated: March 15, 2006
By	/s/ JAMES G. STATHOS
JAMES G. STATHOS
Executive Vice President
and Chief Financial Officer
[Principal Financial and Accounting Officer]
Dated: March 15, 2006

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Bank and in the capacities and on the dates indicated.

Dated:
/s/ CARROL R. PRUETT	Chairman of the Board	March 15, 2006
CARROL R. PRUETT
/s/ GEORGE H. ANDREWS	Director	March 15, 2006
GEORGE H. ANDREWS
/s/ TRUDI CAREY	Director	March 15, 2006
TRUDI CAREY
/s/ DARYL L. FLOOD	Director	March 15, 2006
DARYL L. FLOOD
/s/H. EDWARD HERON	Director	March 15, 2006
H. EDWARD HERON
/s/ JAMES W. LOKEY	Director	March 15, 2006
JAMES W. LOKEY
/s/ STEPHEN P. MAGUIRE	Director	March 15, 2006
STEPHEN P. MAGUIRE
/s/ MICHAEL L. MINER	Director	March 15, 2006
MICHAEL L. MINER
/s/ GREGORY R. MORRIS	Director	March 15, 2006
GREGORY R. MORRIS
/s/ ALAN RAINS	Director	March 15, 2006
ALAN RAINS

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Accountants—PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002