Form 10-Q
period 2006-03-31
MID-STATE BANCSHARES
filed 2006-05-10
CIK 1027324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). Check one:

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Number of shares of common stock of the Company outstanding as of April 30, 2006:  22,309,024 shares.

Mid-State Bancshares

March 31, 2006

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

Item 1A. – Risk Factors

Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 –Defaults Upon Senior Securities

Item 4 –Submission of Matters to a Vote of Security Holders

Item 5 –Other Information

Item 6 –Exhibits

Signatures

EX-31 Certifications

EX-32 Certification Pursuant to 18 U.S.C. Sec. 1350

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Mid-State Bancshares

Consolidated Statements of Financial Position

(Unaudited - figures in 000’s)

ASSETS	Mar. 31, 2006	Dec. 31, 2005	Mar. 31, 2005
Cash and Due From Banks	$113,461	$109,791	$127,861
Fed Funds Sold	28,260	—	4,000
Securities Available For Sale	561,931	619,332	624,634
Loans Held for Sale	8,683	10,176	9,927
Loans, net of unearned income	1,546,323	1,519,014	1,456,091
Allowance for Loan Losses	(11,931)	(11,896)	(13,630)
Net Loans	1,534,392	1,507,118	1,442,461

Premises and Equipment, Net	24,858	24,772	24,525
Accrued Interest Receivable	14,232	13,947	13,044
Goodwill	47,840	47,840	47,840
Core Deposit Intangibles, net	6,265	6,483	7,388
Senior Housing Crime Prevention Foundation Investment	30,000	30,000	—
Other Assets	23,519	22,040	20,501
Total Assets	$2,393,441	$2,391,499	$2,322,181
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non Interest Bearing Demand	$535,538	$567,782	$526,597
NOW Accounts, Money Market and Savings Deposits	1,064,833	1,067,486	1,076,531
Time Deposits Under $100	239,470	232,275	229,080
Time Deposits $100 or more	211,071	202,063	173,124
Total Deposits	2,050,912	2,069,606	2,005,332
Other Borrowings	47,159	25,903	23,621
Allowance for Losses – Unfunded Commitments	1,696	1,761	1,624
Accrued Interest Payable and Other Liabilities	22,366	21,667	21,228
Total Liabilities	2,122,133	2,118,937	2,051,805
Commitments and Contingencies
Shareholders’ Equity:
Common Stock and Surplus (Shares outstanding of 22,378, 22,520 and 22,949 respectively)	37,455	42,343	56,805
Retained Earnings	235,138	229,824	211,924
Accumulated Other Comprehensive Income net of tax (benefit)/provision of ($1,120), $264, and $1,098 respectively	(1,285)	395	1,647
Total Equity	271,308	272,562	270,376
Total Liabilities and Equity	$2,393,441	$2,391,499	$2,322,181

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Income

(Unaudited - figures in 000’s except earnings per share data)

	Three Month Period
	Ended March 31,
	2006	2005
Interest Income:
Interest and fees on loans	$28,749	$23,941
Interest on investment securities -
U.S. Treasury securities	191	111
U.S. Government agencies and corporations	1,662	1,573
Obligations of states and political sub-divisions and other securities	3,785	3,730
Interest on fed funds sold	348	127
Total Interest Income	34,735	29,482
Interest Expense:
Interest on NOW, money market and savings	1,396	724
Interest on time deposits less than $100	1,740	1,023
Interest on time deposits of $100 or more	1,666	781
Interest other	464	185
Total Interest Expense	5,266	2,713
Net Interest Income before provision for loan losses	29,469	26,769
Provision for loan losses	—	—
Net Interest Income after provision for loan losses	29,469	26,769
Other Operating Income:
Service charges and fees	2,487	2,345
Commissions, fees and other service charges	2,157	2,169
Net (loss) gain on sale of securities	(171)	8
Net (loss) gain on sale of loans held for sale	(31)	99
Other non-interest income	538	774
Total Other Operating Income	4,980	5,395
Other Operating Expense:
Salaries and employee benefits	12,081	10,988
Occupancy and furniture	3,162	2,952
Other operating expenses	5,719	4,395
Total Other Operating Expense	20,962	18,335
Income Before Taxes	13,487	13,829
Provision for income taxes	4,713	4,739
Net Income	$8,774	$9,090
Earnings per share:
– basic	$0.39	$0.39
– diluted	$0.38	$0.39
Dividends per share	$0.18	$0.16
Average shares used in earnings per share calculations:
– basic	22,444	23,019
– diluted	22,951	23,557

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Comprehensive Income

(Unaudited - figures in 000’s)

	Three Month Period
	Ended Mar. 31,
	2006	2005
Net Income	$8,774	$9,090
Other Comprehensive Income Before Taxes:
Unrealized (losses) gains on securities available for sale:
Unrealized holding losses arising during period	(2,971)	(8,680)
Reclassification adjustment for losses (gains) included in net income	171	(8)
Other comprehensive (loss) income, before tax	(2,800)	(8,688)
Income tax (benefit) provision related to items in comprehensive income	(1,120)	(3,475)
Other Comprehensive (Loss) Income, Net of Taxes	(1,680)	(5,213)
Comprehensive Income	$7,094	$3,877

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Changes in Capital Accounts

(Unaudited - figures in 000’s except share amounts)

				Accumulated
				Other
	Number of	Capital	Retained	Comprehensive
	Shares	Stock	Earnings	Income (Loss)	Total

BALANCE, December 31, 2005	22,520,434	$42,343	$229,824	$395	$272,562
Cash dividend	—	—	(4,028)	—	(4,028)
Exercise of stock options	73,395	821	—	—	821
Tax Benefit from exercise of options	—	—	568	—	568
Net income	—	—	8,774	—	8,774
Change in net unrealized gain on available for sale securities, net of taxes of ($1,120)	—	—	—	(1,680)	(1,680)
Common stock issued under employee plans and related tax benefits	—	441	—	—	441
Stock repurchased	(215,831)	(6,150)	—	—	(6,150)
BALANCE, March 31, 2006	22,377,998	$37,455	$235,138	$(1,285)	$271,308

BALANCE, December 31, 2004	23,099,159	$61,439	$206,328	$6,860	$274,627
Cash dividend	—	—	(3,672)	—	(3,672)
Exercise of stock options	43,162	653	—	—	653
Tax Benefit from exercise of options	—	—	178	—	178
Net income	—	—	9,090	—	9,090
Change in net unrealized gain on available for sale securities, net of taxes of ($3,475)	—	—	—	(5,213)	(5,213)
Stock repurchased	(193,770)	(5,287)	—	—	(5,287)
BALANCE, March 31, 2005	22,948,551	$56,805	$211,924	$1,647	$270,376

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Consolidated Statements of Cash Flows

(Unaudited - figures in 000’s)

	Three Month Period
	Ended Mar. 31,
	2006	2005
OPERATING ACTIVITIES
Net Income	$8,774	$9,090
Adjustments to reconcile net income to net cash provided by operating activities: Provision for credit losses	—	—
Depreciation and amortization	1,236	1,414
Net amortization of prem./discounts-investments	960	947
Loss (gain) on sale of loans held for sale	31	(99)
Net decrease in loans held for sale	1,462	3,160
Change in deferred loan fees	737	(23)
Share based compensation	441	—
Tax provision for equity awards	(44)	—
Changes in assets and liabilities:
Accrued interest receivable	(285)	(1,126)
Core deposit intangible	218	344
Other assets, net	(359)	2,054
Other liabilities, net	635	2,519
Net cash provided by operating activities	13,806	18,280
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments	74,847	47,101
Purchases of investments	(21,206)	(36,552)
Net increase in loans	(28,011)	(34,343)
Proceeds from sale of other real estate owned	—	—
Purchases of premises and equipment, net	(1,323)	(993)
Net cash used in investing activities	24,307	(24,787)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(18,694)	10,787
Increase in short-term borrowings	21,256	17,039
Exercise of stock options	1,433	832
Cash dividends paid	(4,028)	(3,672)
Repurchase of company stock	(6,150)	(5,287)
Net cash (used in) provided by financing activities	(6,183)	19,699
Increase in cash and cash equivalents	31,930	13,192
Cash and cash equivalents, beginning of period	109,791	118,669
Cash and cash equivalents, end of period	$141,721	$131,861
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,128	$2,545
Cash paid during the period for taxes on income	1,400	2,457

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares

Notes to Consolidated Financial Statements

(Information with respect to interim periods is unaudited)

NOTE A - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

The accompanying consolidated financial statements include the accounts of Mid-State Bancshares and its wholly owned subsidiary Mid-State Bank & Trust and the Bank’s subsidiaries, MSB Properties and Mid-Coast Land Company (collectively the “Company,” “Bank” or “Mid-State”). All significant inter-company transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Form 10-K Annual Report for the year ended December 31, 2005 of Mid-State Bancshares. A summary of the Company’s significant accounting policies is set forth in the Notes to Consolidated Financial Statements contained therein.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a basis consistent with the accounting policies reflected in the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. They do not, however, include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

NOTE B - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute Earnings Per Share (“EPS”). Figures are in thousands, except earnings per share data.

	Three Month Period Ended			Three Month Period Ended
	Mar. 31, 2006			Mar. 31, 2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
Net Income as reported	$8,774			$9,090

Basic Earnings Per Share:
Income available to Common Shareholders	$8,774	22,444	$0.39	$9,090	23,019	$0.39

Effect of dilutive securities:
Stock Options		507			538

Diluted Earnings Per Share:
Income available to Common Shareholders	$8,774	22,951	$0.38	$9,090	23,557	$0.39

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS

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

At the September 7, 2005 meeting, the Board directed the staff to consider transition guidance for the proposed FSP. At the September 14, 2005 meeting, the Board decided to retain the paragraph in the proposed FSP pertaining to the accounting for debt securities subsequent to an other-than-temporary impairment and add a footnote to clarify that the proposed FSP does not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. In addition, the Board decided that (1) transition would be applied prospectively and (2) the effective date would be reporting periods beginning after December 15, 2005. Adoption of EITF Issue 03-1-a did not have a material impact on the Company’s results of operations and its financial position.

The FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” in December 2004. The revised Statement is SFAS No. 123R (revised 2004), “Share-Based Payment” and it supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. It is effective for the Company as of January 1, 2006. The Statement requires that the Company measures the cost of employee services received in exchange for an award of equity instruments (share based payment awards) based on the grant date fair value of the award and the estimated number of awards that are expected to vest. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award – usually the vesting period. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The Company previously applied APB Opinion No. 25, in accounting for its Plan. Accordingly, no compensation expense was recognized for grants under the Plan prior to 2006. Pro forma disclosures of net income and earnings per share were disclosed in Note 15 of the Company’s Annual Report on Form 10K. The Company adopted the revised Statement for the first quarter of 2006. The impact of adopting the accounting treatment was to reduce earnings by approximately $397 thousand, after-tax, for the three months ended March 31, 2006.

FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” on June 1, 2005, a replacement of APB No. 20 and SFAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of the Statement did not have a material effect on the Company’s consolidated financial statements.

FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” on February 16, 2006 as an amendment of FASB Statements No. 133 and 140. The standard allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The standard also a) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, b) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, c) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and d) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company expects to adopt the Statement for the first quarter of 2007 and expects it will not have a material effect on its consolidated financial statements.

The FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets on March 17, 2006 as an amendment to SFAS No. 140. The standard will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, the new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The standard also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute – fair value. The Company expects to adopt the Statement for the first quarter of 2007 and expects it will not have a material effect on its consolidated financial statements.

NOTE D – CORE DEPOSIT INTANGIBLES, NET

The following is a summary of the Company’s core deposit intangibles. Figures are in thousands (unaudited).

	Mar. 31, 2006			Mar. 31, 2005
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core Deposit Intangible	$11,597	$(5,332)	$6,265	$11,597	$(4,209)	$7,388

	Dec. 31, 2005
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core Deposit Intangible	$11,597	$(5,114)	$6,483

Aggregate Amortization Expense of Core Deposit Intangibles ($ in 000’s):

	Three Month Period
	Ended March 31,
	2006	2005
Amortization of Core Deposit Intangible	$218	$344

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

NOTE E – STOCK BASED COMPENSATION

On May 17, 2005, shareholders of the Company approved a new equity based compensation plan, the Mid-State Bancshares 2005 Equity Based Compensation Plan (the “2005 Plan”) which reserves an additional 1,000,000 common shares for issuance in accordance with the terms of the Plan. The 2005 Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted share units, performance based cash only awards, or any combination thereof. It replaced the 1996 Stock Option Plan which was limited in scope to the issuance of Stock Options. Shares available for issuance under the 1996 Plan are now included in the 2005 Plan, resulting in 953,931 shares currently being available to be issued (4.26% of current and issued outstanding common stock) as of March 31, 2006.

Through December 31, 2005, the Company accounted for its stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation.”  SFAS No. 123 allowed stock options to be valued using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.”  Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment.”  This standard requires that all share-based compensation awards be measured at fair value at the date of grant and expensed over their vesting or service periods. The impact of adopting the new accounting treatment was to reduce earnings by approximately $397 thousand, after-tax for the three months ended March 31, 2006. On a per share basis, this amounted to two cents per share on both a basic and diluted basis. Prior to 2006, the Company accounted for stock options under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provided proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123R had been applied. A summary of the proforma disclosure as of March 31, 2005 was as follows:

Three Months Ended March 31, 2005
Net Income, as reported	$9,090
Stock based compensation expense determined under the fair value based method for all awards, net of related tax effects	(579)
ProForma Net Income	$8,511

Basic income per share, as reported	$0.39
ProForma basic income per share	$0.37

Diluted income per share, as reported	$0.39
ProForma diluted income per share	$0.36

Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. While options are exercisable and expire as determined by the Board of Directors, they generally become exercisable over a five year period vesting 20% each year, and have a term of ten years. For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes option pricing model applied on a grant by grant basis. Risk free rates of interest were applied in the model as of the grant date based on data provided by the Federal Reserve Bank on its H.15 release. The dividend yield applied in the model was the dividend yield of the Company at time of grant. The expected volatility of the Company’s stock price applied in the model was 34.9% based on the historical period of 1998 (when the Company was first listed on NASDAQ) through March 31, 2006. The expected average life applied in the model was based on the historical period of 1998 through March 31, 2006 and was calculated by major employee groups which generally ranged from 5.18 years to 8.73 years. The above assumptions were not materially different from the global assumptions used in prior periods for estimating fair values on a pro forma basis. Compensation cost is recognized using a straight-line method over the vesting or service period.

The following table shows a summary of stock option activity:

		Weighted
		Average
		Exercise	Per Share
	Options	Price	Price Ranges
Outstanding at December 31, 2005	2,000,958	$19.20	$5.375 – $30.61
Granted during Q1-2006	77,503	$29.00	$29.00 – $29.00
Exercised during Q1-06	(73,395)	$11.19	$5.375 – $24.64
Forfeited during Q1-06	(4,062)	$18.49	$15.50 – $24.64
Outstanding at March 31, 2006	2,001,004	$19.87	$12.125 – $30.61
Exercisable at March 31, 2006	1,308,661	$17.12	$12.125 – $30.61
Range of Expiration Dates	8/12/2008 to 2/15/2016
Shares Available for Future Grant	953,931

	Total	Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Amount	Remaining	Exercise	Amount	Exercise
Prices	Outstanding	Contractual Years	Price	Exercisable	Price

$9.183 - $12.244	12,000	4.0	$12.125	12,000	$12.125
$12.245 - $15.305	449,743	3.5	$14.537	448,543	$14.538
$15.306 - $18.366	809,750	4.8	$16.892	686,177	$16.865
$18.367 - $21.427	12,000	6.6	$19.658	6,400	$19.616
$21.428 - $24.488	73,200	8.0	$22.796	14,800	$22.883
$24.489 - $27.549	327,437	8.3	$25.877	96,873	$25.481
$27.550 - $30.610	316,874	9.1	$28.486	43,868	$28.145

Total	2,001,004	5.9	$19.873	1,308,661	$17.121

The weighted average fair value of grants issued in the first quarter of 2006 was $10.45. The weighted average fair value of all grants outstanding as of March 31, 2006 was $6.89. The aggregate intrinsic value for vested options exercisable at March 31, 2006 was $16,112,798 and the aggregate intrinsic value of unvested options not yet exercisable at March 31, 2006 was $3,050,953. Unamortized compensation expense at March 31, 2006 amounted to approximately $5.2 million using an estimated 5% forfeiture rate and is expected to be recognized over a weighted average life of 1.75 years.

The Company plans to issue restricted shares during the second quarter of 2006. The vesting on these restricted shares will be three years from the date of grant and is subject to continued employment at the Company through the vesting date. Holders of restricted shares will have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock.

NOTE F – SENIOR HOUSING CRIME PREVENTION FOUNDATION INVESTMENT

During the second quarter of 2005, the Company made an investment in the amount of $30.0 million in a security of a U.S. government agency. That security was exchanged for an interest bearing investment in the Senior Housing Crime Prevention Foundation Investment Corporation (SHCPF-I) with the U.S. government agency held in safekeeping reflecting ownership by SHCPF-I and the pledge of that Security in favor of Mid-State Bank & Trust. The investment provides funding for the Senior Housing Crime Prevention Foundation in its efforts to prevent elder abuse in nursing homes throughout the Company’s service area. This investment is displayed separately within the Company’s Consolidated Statements of Financial Position.

NOTE G – REPORTABLE BUSINESS SEGMENTS

Below is a summary statement of income for the three months March 31, 2006 and 2005 for each reportable business segment.

(unaudited —	Community Banking		Mid Coast Land Company		Trust Services		Mid-State Bancshares
dollars in 000’s)	2006	2005	2006	2005	2006	2005	2006	2005

Interest Income	$34,735	$29,482	$—	$—	$—	$—	$34,735	$29,482
Interest Expense	5,266	2,713	—	—	—	—	5,266	2,713
Net Interest Income	29,469	26,769	—	—	—	—	29,469	26,769
Provision for Loan Losses	—	—	—	—	—	—	—	—
Non Interest Income	4,439	5,082	204	14	337	299	4,980	5,395
Non Interest Expense	20,683	18,117	5	3	274	215	20,962	18,335
Pre-Tax Income	$13,225	$13,734	$199	$11	$63	$84	$13,487	$13,829

NOTE H – GUARANTEES

The Company has guarantees outstanding under performance standby letter of credit accommodations made to its customers in the ordinary course of business totaling $38.7 million at March 31, 2006, down from $46.5 million one year earlier.

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

Many of the commitments are expected to expire without being drawn upon. Accordingly, the total outstanding commitment amount does not necessarily represent future cash requirements. The Company does not anticipate any significant losses as a result of these transactions. Provision has been made for losses which may be sustained in the fulfillment of, or from an inability to fulfill, any commitments. The provision at March 31, 2006 was $1.7 million, compared to $1.6 million one year earlier, and is reflected on the Consolidated Statements of Financial Position as Allowance for Losses – Unfunded Commitments.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2006. This analysis should be read in conjunction with our 2005 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Mid-State Bancshares on a consolidated basis.

Certain statements contained in this Quarterly Report of Form 10-Q (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, the recovery of unrealized losses in the investment portfolio and allowance for credit losses. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those concerning (i) the Company’s strategies, objectives and plans for expansion of its operations, products and services, and growth of its portfolio of loans, investments and deposits, (ii) the Company’s beliefs and expectations regarding actions that may be taken by regulatory authorities having oversight of its operation and interest rates, (iii) the Company’s beliefs as to the adequacy of its existing and anticipated allowances for loan and real estate losses and its expectations about the loss potential in its non-performing loans, (iv) the Company’s beliefs and expectations concerning future operating results, (v) the growth of its loan portfolio and its net interest margin and (vi) the strength of the economy and the increasing levels of competition in its service area. Additional information on these and other factors that could affect financial results may be found in the Company’s 2005 Annual Report as filed on form 10-K, including in “Item 1A. Risk Factors.”  When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Selected Financial Data - Summary. The following table provides certain selected consolidated financial data as of and for the three months ending March 31, 2006 and 2005(unaudited in 000’s, except per share data).

	At or for the 3 months ended
(In 000’s, except per share data)	Mar. 31 2006	Mar. 31, 2005

Interest Income	$34,735	$29,482
Interest Expense	5,266	2,713
Net Interest Income	29,469	26,769
Provision for Loan Losses	—	—
Net Interest Income after provision for loan losses	29,469	26,769
Non-interest income	4,980	5,395
Non-interest expense	20,962	18,335
Income before income taxes	13,487	13,829
Provision for income taxes	4,713	4,739
Net Income	$8,774	$9,090

Per share:

Net Income - basic	$0.39	$0.39
Net Income - diluted	$0.38	$0.39
Weighted average shares used in Basic E.P.S. calculation	22,444	23,019
Weighted average shares used in Diluted E.P.S. calculation	22,951	23,557
Cash dividends	$0.18	$0.16
Book value at period-end	$12.12	$11.78
Tangible book value at period end	$9.71	$9.38
Ending Shares	22,378	22,949

Financial Ratios
Return on assets (annualized)	1.50%	1.60%
Return on tangible assets (annualized)	1.53%	1.64%
Return on equity (annualized)	12.77%	13.33%
Return on tangible equity (annualized)	15.85%	16.66%
Net interest margin	5.61%	5.22%
Net interest margin (taxable equivalent yield)	6.02%	5.65%
Net loan losses (recoveries) to avg. loans	(0.01)%	0.05%
Efficiency ratio	60.8%	57.0%

Period Averages
Total Assets	$2,375,086	$2,306,314
Total Tangible Assets	2,320,887	2,250,937
Total Loans (includes loans held for sale)	1,520,000	1,434,150
Total Earning Assets	2,129,477	2,079,604
Total Deposits	2,031,355	1,991,356
Common Equity	278,693	276,592
Common Tangible Equity	224,494	221,215

(In 000’s, except per share data)	Mar. 31,2006	Mar. 31, 2005
Balance Sheet - At Period-End
Cash and due from banks	$113,461	$127,861
Investments and Fed Funds Sold	590,191	628,634
Loans held for sale	8,683	9,927
Loans, net of deferred fees, before allowance for loan losses	1,546,323	1,456,091
Allowance for Loan Losses	(11,931)	(13,630)
Goodwill and core deposit intangibles	54,105	55,228
Other assets	92,609	58,070
Total Assets	$2,393,441	$2,322,181

Non-interest bearing deposits	$535,538	$526,597
Interest bearing deposits	1,515,374	1,478,735
Other borrowings	47,159	23,621
Allowance for losses - unfunded commitments	1,696	1,624
Other liabilities	22,366	21,228
Shareholders’ equity	271,308	270,376
Total Liabilities and Shareholders’ equity	$2,393,441	$2,322,181

Asset Quality & Capital - At Period-End
Non-accrual loans	$1,701	$5,828
Loans past due 90 days or more	—	—
Other real estate owned	—	—
Total non performing assets	$1,701	$5,828

Allowance for losses to loans, gross (1)	0.9%	1.0%
Non-accrual loans to total loans, gross	0.1%	0.4%
Non performing assets to total assets	0.1%	0.3%
Allowance for losses to non performing loans (1)	801.1%	261.7%

Equity to average assets (leverage ratio)	9.4%	9.5%
Tier One capital to risk-adjusted assets	11.4%	11.9%
Total capital to risk-adjusted assets	12.2%	12.8%

(1) Includes allowance for loan losses and allowance for losses - unfunded commitments

Performance Summary. The Company posted net income of $8.8 million for the three months ended March 31, 2006 compared to $9.1 million in the like 2005 period. On a per share basis, diluted earnings per share were $0.38 in the 2006 period compared to $0.39 in the same quarter of 2005. These earnings represent an annualized return on assets (R.O.A.) of 1.50% in the 2006 period compared to 1.60% in the same quarter of 2005. The annualized return on equity was 12.77% for the first quarter of 2006 compared to 13.33% in the first quarter of 2005. In a quarter over quarter analysis, our increase in net interest income was offset by a decrease in non-interest income and an increase in non-interest expense. Non-interest expense for the quarter was impacted by the adoption of SFAS No. 123R, “Share-Based Payment” discussed above. SFAS No. 123R requires that the Company measures the cost of employee services received in exchange for an award of equity instruments and recognizes the cost over the period during which the employee is required to provide service. The adoption of the new statement resulted in an after-tax charge to earnings of approximately $397 thousand, or $0.02 per share.

The Company’s leverage capital ratio was 9.4% at March 31, 2006 compared to 9.5% one year earlier. The growth in shareholders’ equity has been below the growth of the assets of the Company because the payment of dividends and the repurchase of common stock has exceeded the retention of the Company’s net income over the past twelve months. This ratio is still substantially above regulatory requirements for “well capitalized” banks.

Net Interest Income. The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest bearing liabilities, and changes in interest rates on net interest income for the three month periods ended March 31, 2006 and 2005.

	3 months ended			3 months ended
	Mar. 31, 2006			Mar. 31, 2005			2006 Compared to 2005 Composition of Change
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Change Due To:		Total
Dollars in 000’s	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	$1,520,000	$28,749	7.67%	$1,434,150	$23,941	6.77%	$1,528	$3,280	$4,808
Investment Securities	577,460	5,638	3.96%	624,637	5,414	3.52%	(435)	659	224
Fed Funds, Other	32,017	348	4.41%	20,817	127	2.47%	95	126	221
TOTAL EARNING ASSETS	2,129,477	34,735	6.62%	2,079,604	29,482	5.75%	1,188	4,065	5,253

INTEREST BEARING LIABILITIES:
NOW, Savings, and
Money Market Accounts	1,061,857	1,396	0.53%	1,078,426	724	0.27%	(16)	688	672
Time Deposits	438,749	3,406	3.15%	398,743	1,804	1.83%	246	1,356	1,602
Interest Bearing Deposits	1,500,606	4,802	1.30%	1,477,169	2,528	0.69%	230	2,044	2,274

Other Borrowings	43,702	464	4.31%	19,590	185	3.83%	242	37	279

TOTAL INTEREST BEARING LIABILITIES	1,544,308	5,266	1.38%	1,496,759	2,713	0.74%	472	2,081	2,553

NET INTEREST INCOME	$2,129,477	$29,469	5.61%	$2,079,604	$26,769	5.22%	$716	$1,984	$2,700

Mid-State’s year-to-date annualized yield on interest earning assets was 6.62% for the first three months of 2006 (7.02% on a taxable equivalent basis) compared to 5.75% in the like 2005 period (6.18% on a taxable equivalent basis). The increase in yield is related to the general increase in interest rates. The Prime Rate, to which many of the Bank’s loans are tied, averaged 7.43% in the first three months of 2006 compared to 5.44% in the like period of 2005. Annualized interest expense as a percent of interest bearing liabilities also increased from 0.74% in the first three months of 2005 to 1.38% in the comparable 2006 period.

Overall, Mid-State’s annualized net interest income, expressed as a percent of earning assets, increased from 5.22% for the first three month period of 2005 (5.65% on a taxable equivalent basis) to 5.61% in the comparable 2006 period (6.02% on a taxable equivalent basis). Annualized net interest income as a percent of average total assets increased from 4.71% in the first three month period of 2005 (5.09% taxable equivalent) to 5.03% in the comparable 2006 period (5.40% taxable equivalent). Both the impact of the increase in general interest rates and the increase in volume of earning assets contributed to the $2.7 million increase in net interest income. The Company has altered the mix of its earning asset base in favor of more loans, resulting in fewer investment securities held. Steps taken in this direction have included the restructuring of the commercial banking division, focused promotions of certain consumer loan products, and retention of certain jumbo residential adjustable rate mortgages. The mix did improve across the comparable three month periods with loans averaging 71.4% of earning assets for 2006 compared to 69.0% in the like 2005 period.  Earning assets averaged $49.9 million higher for the three months ended March 31, 2006 compared to the like 2005 period ($2,129.5 million compared to $2,079.6 million).

Average interest bearing deposits in this same time-frame were up $23.4 million, ($1,500.6 million compared to $1,477.2 million). The balance of the funding in earning asset growth came from increases in non interest bearing demand deposits and other borrowings.

Provision and Allowance for Loan Losses. For the three month period ended March 31st, the Company did not make a provision for loan losses in either the 2006 or 2005 periods. Management believes that the allowance for loan losses and allowance for losses - unfunded commitments, which collectively stand at 0.9% of total loans at March 31, 2006, are adequate to cover inherent losses in the portfolio. Management has determined that the allocated and unallocated components of the reserve as calculated and required for its non performing loans and the general loan loss reserve are sufficient to offset potential losses arising from less than full recovery of the loans from the supporting collateral. The Company believes the unallocated portion of the reserve is necessary as a result of the losses inherent in those loans where economic factors may have a negative affect on their collectibility even though specific reserves have not yet had to be allocated. These economic factors include, but are not limited to, cyclical changes in business activity, changing patterns of tourism, changing markets for agricultural products, changing patterns of retail sales activity, residential and commercial real estate price trends, the “housing bubble” discussed in many economic publications, and others. Non performing loans consist of loans on non-accrual and loans past due 90 days or more but still accruing. The $13.6 million of collective allowances for credit losses is approximately 801% of the level of non performing loans at March 31, 2006 compared to 262% one year earlier.

Non performing loans were $1.7 million at March 31, 2006 compared to $5.8 million one year earlier and $2.5 million at December 31, 2005. Management is not aware of any other loans as of March 31, 2006 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrower to comply with its present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some futures date.

Specific reserves have been established for potential losses inherent in all of the Company’s impaired loans and Management believes the balance is adequate at the present time. Moreover, there are additional unallocated reserves available to absorb other losses which are inherent in the portfolio as of March 31, 2006. The Company has not held any other real estate owned (property acquired through loan foreclosure) over the last twelve months. A combination of loan payoffs and improvements in the underlying credit quality of certain borrowers has also led to a drop in internally classified assets over this period. The improving trend in non performing loans, improvements in the level of internally classified assets, net recoveries from the Company’s on-going collection efforts and the positive local economic conditions have improved the Company’s asset quality and contributed to the Company’s decision to make no provision for loan losses during the quarter.

Changes in the allowances for losses (in thousands) for the periods ended March 31, 2006, and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of period:
Allowance for loan losses	$11,896	$13,799
Allowance for losses-unfunded commitments	1,761	1,783
Total allowances for losses at beginning of period	13,657	15,582
Additions (reductions) to the allowance for losses – unfunded commitments (credited) charged to expense	(65)	(159)
(Reductions) additions to the allowance for loan losses (credited) charged to provision	—	—
Loans charged off	(120)	(310)
Recoveries of loans previously charged-off	155	141
Total allowances for losses-end of quarter	$13,627	$15,254

Allowance for loan losses	$11,931	$13,630
Allowance for losses-unfunded commitments	1,696	1,624
Total allowances for losses-end of quarter	$13,627	$15,254

Allowances for losses to loans, gross	0.9%	1.0%
Allowances for losses to non performing loans	801.1%	261.7%
Non-accrual loans to total loans, gross	0.1%	0.4%
Non performing assets to total assets	0.1%	0.3%

At March 31, 2006, the recorded investments in loans, which have been identified as impaired totaled $1,762,000. Of this amount, $115,000 related to loans with no valuation allowance and $1,647,000 related to loans with a corresponding valuation allowance of $1,462,000. Impaired loans totaled $5,903,000 at March 31, 2005, of which $1,201,000 related to loans with no valuation allowance and $4,702,000 related to loans with a corresponding valuation allowance of $2,205,000. The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position.

For the quarter ended March 31, 2006, the average recorded investment in impaired loans was $2,054,000 compared to $9,397,000 in the 2005 period. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on non-accrual status.

Non-interest Income. Non-interest income for the first quarter of 2006 was $5.0 million, down from the $5.4 million earned in the 2005 period. The 2005 results were bolstered by a $330 thousand gain on a life insurance policy which did not recur in 2006. Additionally, net gains and losses on sale of securities and loans held for sale resulted in a $309 thousand net decline in non interest income across the comparable periods. These declines were partially offset by increases in service charges and fees, primarily the result of increased NSF fees.

Non-interest Expense. Total non-interest expense for the first quarter increased from $18.3 million in the prior year to $21.0 million in the 2006 period. Salaries and benefits expense accounted for $1.1 million of this increase having increased from $11.0 million in the 2005 period to $12.1 million in 2006. $441 thousand of this increase related to the adoption of SFAS 123R and the expensing of share based payment awards previously discussed. Based on the first quarter, we now expect the accounting change will reduce earnings by approximately $1.6 million after-tax in 2006. Additional increases in salary expense totaled $140 thousand between the two first quarter periods of 2006 versus 2005. The balance of the increase relates to various benefit cost increases, the largest items being $195 thousand for increased incentive accruals and $181 thousand for increased group insurance costs. The Company has already filled most of the positions associated with the planned opening of its Westlake Village branch office and commercial banking office, but it could see some additional minor increases in salaries and benefits as those units come on stream later this Spring.

Occupancy and furniture expense increased approximately $210 thousand from $3.0 million in the 2005 period to $3.2 million in the first quarter of 2006. Modest increases in rental expense and maintenance expense accounted for the increase.

Other operating expense increased $1.3 million from $4.4 million in the first quarter of 2005 to $5.7 million in the comparable 2006 period. The change was the result of increases in accruals for accounting, auditing and professional services of  $779 thousand, a $140 thousand increase in advertising and promotional expenditures, a $218 thousand increase in data processing related expenditures for internet banking and debit card/ATM expenses, and a $107 thousand increase in general office expense. Management expects accounting, auditing and professional services to continue at higher expense levels in view of the continuing costs of compliance with Sarbanes Oxley legislation and the Bank Secrecy Act.

Provision for Income Taxes. The provision for income taxes in the first quarter of 2006 was 34.9% of pre-tax income compared to 34.3% in the 2005 period. The primary reason for the increase in the tax provision rate was the treatment related to not booking a tax benefit at this time on $337 thousand of the compensation cost associated with incentive stock option expense. Some benefit associated with this cost may be realized in future periods as these incentive stock options are exercised and the underlying stock sold. A tax benefit was realized in the provision calculation associated with the $104 thousand of non qualified stock option expense. While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax-exempt income generated by its municipal bond portfolio is the primary reason that the effective rate is lower.

Balance Sheet. Total assets at March 31, 2006 totaled $2.393 billion, up 3.1% from the level one year earlier of $2.322 billion. Total deposits also rose 2.3% to $2.051 billion, up from $2.005 billion one year earlier. Time Deposits under $100 thousand increased from $229.1 million one year earlier to $239.5 million at period end and Time Deposits over $100 thousand increased by $37.9 million. Management believes that the higher relative levels of time deposits with balances over $100 thousand is not the result of any change in pricing methodology on its part, but rather, reflects greater depositor sensitivity to today’s rising interest rate levels with funds from other deposit categories flowing into this category. Non Interest Bearing Demand increased from $526.6 million one year earlier to $535.5 million in the current year. All other core deposit categories of NOW, Money Market and Savings decreased slightly to $1.065 billion from $1.077 billion one year earlier. Loan activity over the last year has increased, with net loans increasing by $92 million from $1.442 billion to $1.534 billion at period-end. Loans held for sale (single family, mortgage originations) decreased slightly to $8.7 million from $9.9 million one year earlier. Stockholders’ equity increased by $1.0 million when comparing March, 2006 over March, 2005 (see below under Capital Resources for a recap of the components of this change).

The Company’s mix of earning assets has improved in recent quarters with loans now averaging 71.4% of average earning assets in the first quarter of 2006 compared to 69.0% in the comparable 2005 period. These higher yielding assets relative to investments and fed funds sold helped contribute to the Company’s higher net interest margin from one year earlier. Going forward however, the impact of competitive pricing on new loans resulting from increased competition from other local community banks, continued intense competition from the major banks, and the expanded influence of “conduit” financing (the making of loans at attractive rates to borrowers which are pooled together, packaged and sold by Wall Street firms as commercial mortgage backed securities to investors) in the Bank’s trade area by non-banks could lead to additional pressure on the yield from the loan portfolio. This could contribute to a possible drag on the net interest margin in future periods, notwithstanding the benefit to the Bank of having half of the portfolio tied to Prime in a rising rate environment. Displayed below is a summary of loans outstanding by type as of March 31, 2006 and 2005 (excludes loans held for sale).

	March 31,
(dollars in 000’s)	2006	2005
Construction and development loans	$282,512	$246,700
Real estate loans	829,622	754,959
Home equity credit lines	175,627	172,699
Installment loans	18,050	18,249
Cash reserve	3,384	3,393
Agricultural production	37,108	41,030
Commercial, other	204,224	223,029
	1,550,527	1,460,059
Less allowance for loan losses	(11,931)	(13,630)
Less deferred loan fees, net	(4,204)	(3,968)
TOTAL LOAN PORTFOLIO	$1,534,392	$1,442,461

Mid-State Bancshares’ loan to deposit ratio of 75.6% at March 31, 2006 is up from the 72.8% ratio one year earlier. There is ample internal liquidity to fund increases in this ratio through liquidation of Mid-State’s $561.9 million investment portfolio which is categorized entirely as available for sale, as well as through the accumulation of additional deposits or of additional borrowings, such as from the Federal Home Loan Bank. The Bank’s internal policy for its loan to deposit ratio is to maintain it in the 60% to 80% range and significant increases in this ratio in the future are unlikely.

Investment Securities and Fed Funds Sold. Of the $561.9 million portfolio at March 31, 2006, 8% is invested in U.S. treasury securities, 26% is invested in U.S. government agency obligations, 65% is invested in municipal and corporate securities and 2% is invested in mortgage-backed securities. On a combined basis, sixty eight percent of all investment securities and fed funds sold mature within five years. Approximately 26% of the total portfolio matures in less than one year. The Company’s investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 15 years. The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

A summary of investment securities owned is as follows:

March 31, 2006

		Gross	Gross
(amounts in 000’s)	Cost	Unrealized	Unrealized	Market
Securities Available For Sale	Basis	Gains	Losses	Value
U.S. Treasury securities	$42,795	$1	$(285)	$42,511
Securities of U.S. government agencies and corporations	148,598	94	(1,764)	146,928
Mortgage backed securities	8,630	228	(179)	8,679
Obligations of states and political subdivisions	347,400	3,004	(3,159)	347,245
Other investments	16,650	10	(92)	16,568
TOTAL	$564,073	$3,337	$(5,479)	$561,931

December 31, 2005

		Gross	Gross
(amounts in 000’s)	Cost	Unrealized	Unrealized	Market
Securities Available For Sale	Basis	Gains	Losses	Value
U.S. Treasury securities	$22,868	$—	$(222)	$22,646
Securities of U.S. government agencies and corporations	216,218	171	(1,802)	214,587
Mortgage backed securities	8,672	313	(46)	8,939
Obligations of states and political subdivisions	354,356	4,342	(2,047)	356,651
Other investments	16,559	22	(72)	16,509
TOTAL	$618,673	$4,848	$(4,189)	$619,332

The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006.

	Less than 12 months		12 months or more		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(amounts in 000’s)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$30,609	$(179)	$11,901	$(106)	$42,510	$(285)

Securities of U.S. government agencies and corporations	85,741	(1,174)	56,080	(590)	141,821	(1,764)
Mortgage backed securities	2,396	(129)	558	(50)	2,954	(179)
Obligations of states and political subdivisions	152,976	(2,260)	31,755	(899)	184,731	(3,159)
Other investments	1,962	(36)	1,952	(56)	3,914	(92)
TOTAL	$273,684	$(3,778)	$102,246	$(1,701)	$375,930	$(5,479)

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

Capital Resources. On June 15, 2005 the Board authorized the repurchase of up to five percent of its outstanding shares, or up to 1,141,373 additional shares of the Company’s common stock. This authorization does not have an expiration date. There were 215,831 shares of the Company’s common stock repurchased in the first quarter of 2006 at an average price of $28.50 per share. As of March 31, 2006, the Company is continuing the program and can repurchase up to 600,844 additional shares under the June 2005 authorization. For the three months ended March 31, 2005, 193,770 shares were repurchased, respectively, at an average price of $27.29. Effective in the middle of the second quarter of 2006, the Board of Directors has authorized an increase in the number of shares repurchased on a daily basis to approximately 5,000 shares per day.

In other matters concerning capital, the Board of Directors declared a quarterly dividend of $0.18 per share in the first quarter of 2006 compared to $0.16 declared in the first quarter of 2005. The Company began paying this new higher rate with the fourth quarter 2005 dividend.

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

In January of 2006, the Company added $25.0 million of additional borrowings from the Federal Home Loan Bank (FHLB) in the form of a five year fixed rate credit advance at 4.75%. The borrowing reflects the Company’s on-going desire to diversify its funding sources at a reasonable cost, allowing it to create a profitable spread for the income statement.

The Company has adequate liquidity at the present time. Its loan to deposit ratio at March 31, 2006 was 75.6% versus 72.8% one year earlier compared to its targeted internal policy ratio of 60% to 80%. The Company’s internally calculated liquidity ratio stands at 28.0% at March 31, 2006, which is above its minimum policy of 15% and below the 32.8% level of March 31, 2005. Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

Contractual Obligations. As of March 31, 2006, the Company had the following contractual obligations. Long term debt represents fixed rate borrowings that the Company has obtained from the FHLB of San Francisco.

	One Year	Over One to	Over Three to	Over
	Or Less	Three Years	Five Years	Five Years	Total
Long Term Debt	$—	$20,000	$25,000	$2,000	$47,000

Operating Leases	2,293	4,212	3,620	4,128	14,253

Total Obligations	$2,293	$24,212	$28,620	$6,128	$61,253

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

The Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $38.7 million at March 31, 2006, down from $46.5 million one year earlier. Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $680.8 million, which was up from the $602.7 million outstanding one year earlier. The Company has an allowance for losses-unfunded commitments totaling $1,696,000 and $1,624,000 at March, 2006 and 2005, respectively, to cover losses inherent in its letter of credit accommodations and undisbursed loan commitments.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

The Company does make loans and leases to related parties (directors and officers) in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons of similar creditworthiness, and in the opinion of Management, have not involved more than the normal risk of repayment or presented any other unfavorable features. These loans and leases totaled $14.2 million and $9.6 million at March 31, 2006 and 2005, respectively.

In the ordinary course of business, the Company is a party to various operating leases. For a fuller discussion of these financial instruments, refer to Note 6 of the Company’s consolidated financial statements contained in Item 8 of Part II of the Company’s December 31, 2005 Annual Report on Form 10K.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges. A recent review as of March 31, 2006 of the potential changes in the Company’s net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +3.1% and –8.2% of the base case (rates unchanged) of $136.4 million. The Company’s policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Company’s net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significantly	-8.2%
(Prime down to 4.75% over 11 months)
Rates Down Significantly	-4.2%
(Prime down to 5.75% over 11 months)
Rates Down Slightly	-1.8%
(Prime down to 6.75% over 11 months)
Base Case - Rates Unchanged	—
(Prime unchanged at 7.75%)
Rates Up Slightly	+0.1%
(Prime up to 8.75% over 11 months)
Rates Up Significantly	+0.2%
(Prime up to 9.75% over 11 months)
Rates Up Very Significantly	+3.1%
(Prime up to 10.75% over 11 months)

Net interest income under the above scenarios is influenced by the characteristics of the Company’s assets and liabilities. In the case of NOW, savings and money market deposits (total $1.065 billion) interest is based on rates set at the discretion of management ranging from 0.25% to 1.50%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to - competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s net interest income. Therefore the results of this analysis should not be relied upon as indicative of actual future results. Historically, the Company has been able to manage its Net Interest Income in a fairly narrow range reflecting the Company’s relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 calendar years (2001 – 2005), the Company’s net interest margin (which is net interest income divided by average earning assets of the Bank) had ranged from a low of 4.95% to a high of 6.06% (not taxable equivalent). The Company’s net interest margin in 2005 of 5.32% is in the middle of this range by historical standards, coming off the higher levels experienced in 2001 of 6.06% and the low in 2004 of 4.95%. Recent increases in interest rates (e.g. – fifteen 25 basis point increases in the Federal Funds Rate and Prime Rate) which began at the end of June 2004 have led to an improving net interest margin for the Company to 5.61% in the first quarter of 2006. The net interest margin under the forecasted alternative scenarios ranges from 5.33% to 5.98%. Management believes this range of scenarios is reasonable given current interest rate levels, but no assurances can be given that actual future experience will fall within this range.

The impact of competitive pricing on new loans resulting from increased competition from other local community banks, continued intense competition from the major banks, and the expanded influence of “conduit” financing in the Company’s trade area by non-banks (the making of loans at attractive rates to borrowers which are pooled together, packaged and sold by Wall Street firms as commercial mortgage backed securities to investors) partially offset the benefit received from the higher prime rate during the quarter. While the upward movement in the Prime Rate is generally positive for the Company’s net interest margin, the influences of competitive pricing and the refinancing of existing loans at lower rates can, and has to some extent, offset these benefits. Additionally, the Company’s discretionary priced liabilities such as NOW, Savings and Money Market accounts will likely come under increasing pressure to have their pricing increased in the current rate environment. Moreover, time deposits also are rolling over at ever higher interest rate levels further contributing to downward pressure on the net interest margin. While the Company’s margin has generally improved over the past several calendar quarters, there can be no guarantee that this will continue and in fact, Management believes it will tend to stabilize near current levels.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. – Risk Factors

There were no material changes during the first quarter of 2006 in the risk factors disclosed in the Company’s December 31, 2005 Annual Report on Form 10K.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

On June 15, 2005 the Board authorized the repurchase of up to five percent of its outstanding shares, or up to 1,141,373 additional shares of the Company’s common stock. This authorization does not have an expiration date. There were 215,831 shares of the Company’s common stock repurchased in the first quarter of 2006 at an average price of $28.50 per share. All of these shares were purchased in open market transactions. As of March 31, 2006, the Company is continuing the program and can repurchase up to 600,844 additional shares under the June 2005 authorization. Effective in the middle of the second quarter of 2006, the Board of Directors has authorized an increase in the number of shares repurchased on a daily basis to approximately 5,000 shares per day.

The following table provides the information with respect to the purchases made under the publicly announced stock repurchase programs during the quarter ended March 31, 2006. All of these shares were purchased in open market transactions or in block purchases or in privately negotiated transactions in compliance with Securities and Exchange Commission (SEC) rules.

	Total	Average Price	Remaining Shares	Dollar Value of Shares
	Number of	Paid	That May be Purchased	That May be Purchased
Month of	Shares Purchased	Per Share	Under the Authorization	Under the Authorization (1)

January 2006	69,009	$27.92	747,666	$20,919,695
February 2006	76,799	$28.45	670,867	$19,300,844
March 2006	70,023	$29.11	600,844	$17,682,839

Totals	215,831	$28.50	600,844	$17,682,839

(1)  Value is based on the closing price of the Company’s stock at month-end multiplied by the number of shares that may be purchased under the authorization.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no items presented to the security holders during the first quarter of 2006.

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

Mid-State Bancshares

Date: May 9, 2006	By:	/s/ JAMES W. LOKEY
JAMES W. LOKEY
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2006	By:	/s/ JAMES G. STATHOS
JAMES G. STATHOS
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page No.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	29.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	30.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	31.