Form 10-Q
period 2006-06-30
MID-STATE BANCSHARES
filed 2006-08-08
CIK 1027324

United States
Securities and Exchange Commission

Washington, D.C. 20429

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2006.

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

Number of shares of common stock of the Company outstanding as of July 25, 2006: 22,039,378 shares.

Mid-State Bancshares

June 30, 2006

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Mid-State Bancshares
Consolidated Statements of Financial Position
(Unaudited - figures in 000’s)

	June 30, 2006	Dec. 31, 2005	June 30, 2005
ASSETS
Cash and Due From Banks	$97,563	$109,791	$116,891
Fed Funds Sold	11,878	—	26,400
Securities Available For Sale	510,213	619,332	580,062
Loans Held for Sale	8,933	10,176	10,871
Loans, net of unearned income	1,564,169	1,519,014	1,490,366
Allowance for Loan Losses	(11,855)	(11,896)	(13,403)
Net Loans	1,552,314	1,507,118	1,476,963

Premises and Equipment, Net	25,933	24,772	24,055
Accrued Interest Receivable	12,718	13,947	12,136
Goodwill	47,840	47,840	47,840
Core Deposit Intangibles, net	6,047	6,483	7,045
Senior Housing Crime Prevention Foundation Investment	30,000	30,000	30,000
Other Assets	24,221	22,040	18,833
Total Assets	$2,327,660	$2,391,499	$2,351,096
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non Interest Bearing Demand	$521,469	$567,782	$561,435
NOW Accounts, Money Market and Savings Deposits	998,444	1,067,486	1,049,143
Time Deposits Under $100	250,604	232,275	229,784
Time Deposits $100 or more	215,735	202,063	185,366
Total Deposits	1,986,252	2,069,606	2,025,728
Other Borrowings	49,726	25,903	25,331
Allowance for Losses – Unfunded Commitments	1,880	1,761	1,759
Accrued Interest Payable and Other Liabilities	22,693	21,667	23,623
Total Liabilities	2,060,551	2,118,937	2,076,441
Commitments and Contingencies
Shareholders’ Equity:
Common Stock and Surplus (Shares outstanding of 22,121, 22,520 and 22,810 respectively)	31,014	42,343	51,149
Retained Earnings	239,507	229,824	218,380
Accumulated Other Comprehensive Income net of tax (benefit)/provision of ($ 2,538), $ 264, and $3,417 respectively	(3,412)	395	5,126
Total Equity	267,109	272,562	274,655
Total Liabilities and Equity	$2,327,660	$2,391,499	$2,351,096

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares
Consolidated Statements of Income
(Unaudited - figures in 000’s except earnings per share data)

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Interest Income:
Interest and fees on loans	$30,425	$25,812	$59,174	$49,753
Interest on investment securities -
U.S. Treasury securities	209	194	400	305
U.S. Government agencies and corporations	1,442	1,434	3,104	3,007
Obligations of states and political sub-divisions and other securities	3,739	3,995	7,524	7,725
Interest on fed funds sold and other	215	219	563	346
Total Interest Income	36,030	31,654	70,765	61,136
Interest Expense:
Interest on NOW, money market and savings	1,763	1,206	3,159	1,930
Interest on time deposits less than $100	2,183	1,251	3,923	2,274
Interest on time deposits of $100 or more	1,985	1,002	3,651	1,783
Interest other	647	235	1,111	420
Total Interest Expense	6,578	3,694	11,844	6,407
Net Interest Income before provision	29,452	27,960	58,921	54,729
Provision (Benefit) for loan losses	—	—	—-	—
Net Interest Income after provision	29,452	27,960	58,921	54,729
Other Operating Income:
Service charges and fees	2,562	2,375	5,049	4,720
Commissions, fees and other service charges	2,337	2,090	4,494	4,259
Gain on sale of securities	29	80	(142)	88
Gain on sale of loans held for sale	136	139	105	238
Other non-interest income	895	694	1,433	1,468
Total Other Operating Income	5,959	5,378	10,939	10,773
Other Operating Expense:
Salaries and employee benefits	12,599	10,668	24,680	21,656
Occupancy and furniture	3,192	3,089	6,354	6,041
Other operating expenses	5,798	5,454	11,517	9,849
Total Other Operating Expense	21,589	19,211	42,551	37,546
Income Before Taxes	13,822	14,127	27,309	27,956
Provision for income taxes	4,899	4,615	9,612	9,354
Net Income	$8,923	$9,512	$17,697	$18,602
Earnings per share:
– basic	$0.40	$0.42	$0.79	$0.81
– diluted	$0.39	$0.41	$0.78	$0.79
Dividends per share	$0.18	$0.16	$0.36	$0.32
Average shares used in earnings per share calculations:
– basic	22,246	22,884	22,344	22,951
– diluted	22,706	23,381	22,828	23,468

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares
Consolidated Statements of Comprehensive Income
(Unaudited - figures in 000’s)

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net Income	$8,923	$9,512	$17,697	$18,602
Other Comprehensive Income Before Taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) gains arising during period	(3,516)	5,878	(6,487)	(2,802)
Reclassification adjustment for (gains) losses included in net income	(29)	(80)	142	(88)
Other comprehensive (loss) income, before tax	(3,545)	5,798	(6,345)	(2,890)
Income tax (credit) expense related to items in comprehensive income	(1,418)	2,319	(2,538)	(1,156)
Other Comprehensive (Loss) Income, Net of Taxes	(2,127)	3,479	(3,807)	(1,734)
Comprehensive Income	$6,796	$12,991	$13,890	$16,868

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares
Consolidated Statements of Changes in Capital Accounts
(Unaudited - figures in 000’s except share amounts)

				Accumulated
				Other
	Number of	Capital	Retained	Comprehensive
	Shares	Stock	Earnings	Income (Loss)	Total

BALANCE, December 31, 2005	22,520,434	$42,343	$229,824	$395	$272,562
Cash dividend	—	—	(8,014)	—	(8,014)
Exercise of stock options	124,470	1,696	—	—	1,696
Tax Benefit from exercise of options	—	695	—	—	695
Net income	—	—	17,697	—	17,697
Change in net unrealized gain on available for sale securities, net of taxes of ($2,538)	—	—	—	(3,807)	(3,807)
Common stock issued under employee plans and related tax benefits	—	913	—	—	913
Stock repurchased	(524,082)	(14,633)	—	—	(14,633)
BALANCE, June 30, 2006	22,120,822	$31,014	$239,507	$(3,412)	$267,109

BALANCE, December 31, 2004	23,099,159	$61,439	$206,328	$6,860	$274,627
Cash dividend	—	—	(7,321)	—	(7,321)
Exercise of stock options	220,340	3,226	—	—	3,226
Tax Benefit from exercise of options	—	—	771	—	771
Net income	—	—	18,602	—	18,602
Change in net unrealized gain on available for sale securities, net of taxes of ($3,475) Stock repurchased	— (509,557)	— (13,516)	— —	(1,734 —)	(1,734 (13,516	) )
BALANCE, June 30, 2005	22,809,942	$51,149	$218,380	$5,126	$274,655

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares
Consolidated Statements of Cash Flows
(Unaudited - figures in 000’s)

	Six Month Period
	Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net Income	$17,697	$18,602
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	—
Depreciation and amortization	2,550	2,758
Net amortization of prem./dicounts-investments	1,483	1,859
Gain on sale of loans held for sale	(105)	(238)
Net decrease in loans held for sale	1,348	2,356
Loss (gain) on sale of securities, net	142	(88)
Change in deferred loan fees	456	(202)
Share based compensation	913	—
Tax benefit for equity awards	(108)	—
Changes in assets and liabilities:
Accrued interest receivable	1,229	(218)
Core deposit intangible	436	687
Other assets, net	357	1,403
Other liabilities, net	1,145	5,050
Net cash provided by operating activities	27,543	31,969
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments	123,224	116,100
Purchases of investments	(22,075)	(86,007)
Increase in loans	(45,652)	(68,666)
Purchases of premises and equipment, net	(3,711)	(1,866)
Net cash used in investing activities	51,786	(40,439)
FINANCING ACTIVITIES
(Decrease) increase in deposits	(83,354)	31,183
Increase in other borrowings	23,823	18,749
Exercise of stock options and related tax benefit	2,499	3,997
Cash dividends paid	(8,014)	(7,321)
Repurchase of company stock	(14,633)	(13,516)
Net cash (used in) provided by financing activities	(79,679)	33,092
(Decrease) increase in cash and cash equivalents	(350)	24,622
Cash and cash equivalents, beginning of period	109,791	118,669
Cash and cash equivalents, end of period	$109,441	$143,291
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,497	$6,194
Cash paid during the period for taxes on income	8,800	9,257
Supplemental disclosure of non-cash investing activities:
Transfer of security investment for other assets	—	30,000

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

	Three Month Period Ended June 30, 2006			Three Month Period Ended June 30, 2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
Net Income as reported	$8,923			$9,512

Basic Earnings Per Share:
Income available to Common Shareholders	$8,923	22,246	$0.40	$9,512	22,884	$0.42

Effect of dilutive securities:
Stock Options		460			497

Diluted Earnings Per Share:
Income available to Common Shareholders	$8,923	22,706	$0.39	$9,512	23,381	$0.41

	Six Month Period Ended June 30, 2006			Six Month Period Ended June 30, 2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
Net Income as reported	$17,697			$18,602

Basic Earnings Per Share:
Income available to Common Shareholders	$17,697	22,344	$0.79	$18,602	22,951	$0.81

Effect of dilutive securities:
Stock Options		484			517

Diluted Earnings Per Share:
Income available to Common Shareholders	$17,697	22,828	$0.78	$18,602	23,468	$0.79

NOTE C — RECENT ACCOUNTING PRONOUNCEMENTS

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

The FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” in December 2004.  The revised Statement is SFAS No. 123R (revised 2004), “Share-Based Payment” and it supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  It is effective for the Company as of January 1, 2006.  The Statement requires that the Company measures the cost of employee services received in exchange for an award of equity instruments (share based payment awards) based on the grant date fair value of the award and the estimated number of awards that are expected to vest.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award – usually the vesting period.  Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.  The Company previously applied APB Opinion No. 25, in accounting for its Plan.  Accordingly, no compensation expense was recognized for grants under the Plan prior to 2006.  Pro forma disclosures of net income and earnings per share were disclosed in Note 15 of the Company’s Annual Report on Form 10K.  The Company adopted the revised Statement for the first quarter of 2006.  The impact of adopting the accounting treatment was to reduce earnings by approximately $408 thousand, after-tax, for the three months ended June 30, 2006.  For the six months ended June 30, 2006, earnings were reduced by approximately $805 thousand, after-tax.

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

NOTE D – CORE DEPOSIT INTANGIBLES, NET

The following is a summary of the Company’s core deposit intangibles.  Figures are in thousands (unaudited).

		June 30, 2006			June 30, 2005
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core Deposit Intangible	$11,597	$(5,550)	$6,047	$11,597	$(4,552)	$7,045

		Dec. 31, 2005
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core Deposit Intangible	$11,597	$(5,114)	$6,483

Aggregate Amortization Expense of Core Deposit Intangibles ($ in 000’s):

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Amortization of Core Deposit Intangible	$218	$344	$436	$687

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

NOTE E – STOCK BASED COMPENSATION

On May 17, 2005, shareholders of the Company approved a new equity based compensation plan, the Mid-State Bancshares 2005 Equity Based Compensation Plan (the “2005 Plan”) which reserves an additional 1,000,000 common shares for issuance in accordance with the terms of the Plan.  The 2005 Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted share units, performance based cash only awards, or any combination thereof.  It replaced the 1996 Stock Option Plan which was limited in scope to the issuance of Stock Options.  Shares available for issuance under the 1996 Plan are now included in the 2005 Plan, resulting in 933,061 shares currently being available to be issued (4.22% of current and issued outstanding common stock) as of June 30, 2006.

Through December 31, 2005, the Company accounted for its stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation.”  SFAS No. 123 allowed stock options to be valued using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.”  Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment.”  This standard requires that all share-based compensation awards be measured at fair value at the date of grant and expensed over their vesting or service periods.  The impact of adopting the new accounting treatment was to reduce income before tax and net income by approximately $473 and $408 thousand, respectively, for the three months ended June 30, 2006.  On a per share basis, this amounted to two cents per share on both a basic and diluted basis.  For the six months ended June 30, 2006, the impact was to reduce income before tax and net income by approximately $913 and $805 thousand, respectively.  On a per share basis, this amounted to four cents per share on both a basic and diluted basis.  Cash provided by operating activities and cash provided by financing activities related to stock option activity increased by $2.4 million for the six months ended June 30, 2006.

Prior to 2006, the Company accounted for stock options under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provided proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123R had been applied.  A summary of the proforma disclosure as of June 30, 2005 was as follows:

	Three Month Period	Six Month Period
	Ended June 30,	Ended June 30,
(dollars in 000’s except per share amounts)	2005	2005
Net income, as reported	$9,512	$18,602
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related taxes	(584)	(1,163)
Proforma net income	$8,928	$17,439

Basic income per share, as reported	$0.42	$0.81
Proforma basic income per share	$0.39	$0.76

Diluted income per share, as reported	$0.41	$0.79
Proforma diluted income per share	$0.38	$0.74

In determining the pro forma disclosures in the previous table, the fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model and appropriate assumptions.  The weighted average grant date fair values of the options granted during 2006 were based on the following assumptions:

•      Risk Free Interest Rate = 4.6%

•      Dividend Yield = 2.5%

•      Stock Price Volatility = 34.9%

•      Weighted Expected Lives of Option Grants = 8.5 years

Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant.  While options are exercisable and expire as determined by the Board of Directors, they generally become exercisable over a five year period vesting 20% each year, and have a term of ten years.  For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes option pricing model applied on a grant by grant basis.  Risk free rates of interest were applied in the model as of the grant date based on data provided by the Federal Reserve Bank on its H.15 release.  The dividend yield applied in the model was the dividend yield of the Company at time of grant.  The expected volatility of the Company’s stock price applied in the model was based on historical information from 1998 (when the Company was first listed on NASDAQ) through March 31, 2006.  The expected average life applied in the model was estimated from historical information from 1998 through March 31, 2006 and was calculated by major employee groups.  Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

The following tables show a summary of stock option activity:

		Weighted
		Average
		Exercise	Per Share
	Options	Price	Price Ranges

Outstanding at December 31, 2005	2,000,958	$19.20	$5.375 – $30.61

Granted from Jan. 1 to June 30, 2006	77,503	$29.00	$29.00 – $29.00

Exercised from Jan. 1 to June 30, 2006	(124,470)	$13.63	$5.375 – $25.79

Forfeited from Jan. 1 to June 30, 2006	(8,862)	$18.33	$15.50 – $24.64

Outstanding at June 30, 2006	1,945,129	$19.95	$12.125 – $30.61

Exercisable at June 30, 2006	1,267,586	$17.15	$12.125 – $30.61

Range of Expiration Dates	8/12/2008 to 2/16/2016

	Total	Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Amount	Remaining	Exercise	Amount	Exercise
Prices	Outstanding	Contractual Years	Price	Exercisable	Price

$9.183 - $12.244	12,000	3.8	$12.125	12,000	$12.125
$12.245 - $15.305	421,543	3.3	$14.529	421,543	$14.529
$15.306 - $18.366	792,875	4.5	$16.898	674,302	$16.875
$18.367 - $21.427	10,800	5.8	$19.620	6,800	$19.641
$21.428 - $24.488	72,400	7.7	$22.792	20,200	$22.647
$24.489 - $27.549	318,637	8.0	$25.882	88,873	$25.477
$27.550 - $30.610	316,874	8.9	$28.486	43,868	$28.145

Total	1,945,129	5.6	$19.949	1,267,586	$17.150

The weighted average fair value of grants issued in the first half of 2006 was $10.45.  The weighted average fair value of all grants outstanding as of June 30, 2006 was $6.97.  The aggregate intrinsic value for vested options exercisable at June 30, 2006 was $13,773,906 and the aggregate intrinsic value of unvested options not yet exercisable at June 30, 2006 was $2,109,254.

The Company issued 26,229 restricted stock shares during the second quarter of 2006.  These restricted shares will vest three years from the date of grant and vesting is subject to continued employment at the Company through the vesting date.  Holders of restricted shares will have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock until after the shares are fully vested.  The aggregate intrinsic value of these awards was $718,760 as of June 30, 2006.  A summary of restricted shares outstanding is as follows:

		Aggregate
	Number of	Average
	Restricted	Intrinsic
	Shares	Value Per Share
Outstanding at December 31, 2005	0	—

Granted from Jan. 1 to June 30, 2006	26,229	$28.00

Vested from Jan. 1 to June 30, 2006	0	—

Forfeited from Jan. 1 to June 30, 2006	(559)	$28.00

Outstanding at June 30, 2006	25,670	$28.00

Compensation expense on restricted stock shares is accounted for using the straight-line method over the vesting or service period and is net of estimated forfeitures.  The amount recognized was $57 thousand, pre-tax, for the three months and six months ended June 30, 2006.

Unamortized compensation expense at June 30, 2006 amounted to approximately $4.4 million related to stock options outstanding and $0.7 million on restricted stock awards.  The expense associated with stock options is expected to be recognized over a weighted average life of 1.74 years, assuming an estimated 5% forfeiture rate.  The expense associated with restricted stock awards is expected to be recognized over a weighted average life of 2.75 years, assuming an estimated 2% forfeiture rate.

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

NOTE G — REPORTABLE BUSINESS SEGMENTS

Below is a summary statement of income for the three months and six months ended June 30, 2006 and 2005 for each reportable business segment.

Three Months Ended June 30,

(unaudited –	Community Banking		Mid Coast Land Company		Trust Services		Mid-State Bancshares
dollars in 000’s)	2006	2005	2006	2005	2006	2005	2006	2005

Interest Income	$36,030	$31,654	$—	$—	$—	$—	$36,030	$31,654
Interest Expense	6,578	3,694	—	—	—	—	6,578	3,694
Net Interest Income	29,452	27,960	—	—	—	—	29,452	27,960
Provision for Loan Losses	—	—	—	—	—	—	—	—
Non Interest Income	5,588	4,772	1	336	370	270	5,959	5,378
Non Interest Expense	21,228	18,975	7	3	354	233	21,589	19,211
Pre-Tax Income	$13,812	$13,757	$(6)	$333	$16	$37	$13,822	$14,127

Six Months Ended June 30,

(unaudited –	Community Banking		Mid Coast Land Company		Trust Services		Mid-State Bancshares
dollars in 000’s)	2006	2005	2006	2005	2006	2005	2006	2005

Interest Income	$70,765	$61,136	$—	$—	$—	$—	$70,765	$61,136
Interest Expense	11,844	6,407	—	—	—	—	11,844	6,407
Net Interest Income	58,921	54,729	—	—	—	—	58,921	54,729
Provision for Loan Losses	—	—	—	—	—	—	—	—
Non Interest Income	10,027	9,854	205	350	707	569	10,939	10,773
Non Interest Expense	41,911	37,092	12	6	628	448	42,551	37,546
Pre-Tax Income	$27,037	$27,491	$193	$344	$79	$121	$27,309	$27,956

NOTE H – GUARANTEES

The Company has guarantees outstanding under performance standby letter of credit accommodations made to its customers in the ordinary course of business totaling $37.5 million at June 30, 2006, down from $44.4 million one year earlier.

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

Many of the commitments are expected to expire without being drawn upon.  Accordingly, the total outstanding commitment amount does not necessarily represent future cash requirements.  The Company does not anticipate any significant losses as a result of these transactions.  Provision has been made for losses which may be sustained in the fulfillment of, or from an inability to fulfill, any commitments.  The provision at June 30, 2006 was $1.9 million, compared to $1.8 million one year earlier, and is reflected on the Consolidated Statements of Financial Position as Allowance for Losses — Unfunded Commitments.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months and six months ended June 30, 2006.  This analysis should be read in conjunction with our 2005 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Mid-State Bancshares on a consolidated basis.

Certain statements contained in this Quarterly Report of Form 10-Q (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, our loan mix, cost of deposits and the recovery of unrealized losses in the investment portfolio and allowance for credit losses.  These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, those concerning (i) the Company’s strategies, objectives and plans for expansion of its operations, products and services, and growth of its portfolio of loans, investments and deposits, (ii) the Company’s beliefs and expectations regarding actions that may be taken by regulatory authorities having oversight of its operation and interest rates, (iii) the Company’s beliefs as to the adequacy of its existing and anticipated allowances for loan and real estate losses and its expectations about the loss potential in its non-performing loans, (iv) the Company’s beliefs and expectations concerning future operating results, (v) the growth of its loan portfolio, changes in its loan mix and changes in its net interest margin and (vi) the strength of the economy and the increasing levels of competition in its service area.  Additional information on these and other factors that could affect financial results may be found in the Company’s 2005 Annual Report as filed on form 10-K, including in “Item 1A. Risk Factors.”  When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties.  We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Selected Financial Data - Summary.    The following table provides certain selected consolidated financial data as of and for the three months ending June 30, 2006 and 2005 (unaudited in 000’s, except per share data).

	Quarter Ended		At or for the 6 months ended
(In 000’s, except per share data)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Interest Income	$36,030	$31,654	$70,765	$61,136
Interest Expense	6,578	3,694	11,844	6,407
Net Interest Income	29,452	27,960	58,921	54,729
Provision for Loan Losses	—	—	—	—
Net Interest Income after provision for loan losses	29,452	27,960	58,921	54,729
Non-interest income	5,959	5,378	10,939	10,773
Non-interest expense	21,589	19,211	42,551	37,546
Income before income taxes	13,822	14,127	27,309	27,956
Provision for income taxes	4,899	4,615	9,612	9,354
Net Income	$8,923	$9,512	$17,697	$18,602

Per share:
Net Income - basic	$0.40	$0.42	$0.79	$0.81
Net Income - diluted	$0.39	$0.41	$0.78	$0.79
Weighted average shares used in Basic E.P.S. calculation	22,246	22,884	22,344	22,951
Weighted average shares used in Diluted E.P.S. calculation	22,706	23,381	22,828	23,468
Cash dividends	$0.18	$0.16	$0.36	$0.32
Book value at period-end			$12.08	$12.04
Tangible book value at period end			$9.64	$9.63
Ending Shares			22,121	22,810

Financial Ratios
Return on assets (annualized)	1.52%	1.63%	1.51%	1.61%
Return on tangible assets (annualized)	1.56%	1.67%	1.55%	1.65%
Return on equity (annualized)	13.17%	13.87%	12.97%	13.60%
Return on tangible equity (annualized)	16.44%	17.34%	16.14%	17.00%
Net interest margin	5.61%	5.37%	5.61%	5.30%
Net interest margin (taxable equivalent yield)	6.00%	5.79%	6.01%	5.72%
Net loan losses to avg. loans	0.02%	0.06%	0.01%	0.06%
Efficiency ratio	61.0%	57.6%	60.9%	57.3%

Period Averages
Total Assets	$2,347,097	$2,339,887	$2,361,014	$2,323,193
Total Tangible Assets	2,293,114	2,284,853	2,306,924	2,267,989
Total Loans (includes loans held for sale)	1,560,602	1,460,506	1,540,413	1,447,401
Total Earning Assets	2,107,590	2,088,566	2,118,473	2,084,110
Total Deposits	1,998,463	2,022,691	2,014,818	2,007,110
Common Equity	271,704	275,100	275,179	275,842
Common Tangible Equity	217,721	220,067	221,089	220,638

(In 000’s, except per share data)	June 30, 2006	June 30, 2005
Balance Sheet - At Period-End
Cash and due from banks	$97,563	$116,891
Investments and Fed Funds Sold	522,091	606,462
Loans held for sale	8,933	10,871
Loans, net of deferred fees, before allowance for loan losses	1,564,169	1,490,366
Allowance for Loan Losses	(11,855)	(13,403)
Goodwill and core deposit intangibles	53,887	54,885
Other assets	92,872	85,024
Total Assets	$2,327,660	$2,351,096

Non-interest bearing deposits	$521,469	$561,435
Interest bearing deposits	1,464,783	1,464,293
Other borrowings	49,726	25,331
Allowance for losses - unfunded commitments	1,880	1,759
Other liabilities	22,693	23,623
Shareholders’ equity	267,109	274,655
Total Liabilities and Shareholders’ equity	$2,327,660	$2,351,096

Asset Quality & Capital - At Period-End
Non-accrual loans	$261	$5,152
Loans past due 90 days or more	—	—
Other real estate owned	—	—
Total non performing assets	$261	$5,152

Allowance for losses to loans, gross (1)	0.9%	1.0%
Non-accrual loans to total loans, gross	0.0%	0.3%
Non performing assets to total assets	0.0%	0.2%
Allowance for losses to non performing loans (1)	5262.5%	294.3%

Equity to average assets (leverage ratio)	9.4%	9.4%
Tier One capital to risk-adjusted assets	11.2%	11.6%
Total capital to risk-adjusted assets	11.9%	12.5%

(1)             Includes allowance for loan losses and allowance for losses - unfunded commitments

Performance Summary.  The Company posted net income of $8.9 million for the three months ended June 30, 2006 compared to $9.5 million in the like 2005 period.  On a per share basis, diluted earnings per share were $0.39 in the 2006 period compared to $0.41 in the same quarter of 2005.  These earnings represent an annualized return on assets (R.O.A.) of 1.52% in the 2006 period compared to 1.63% in the same quarter of 2005.  The annualized return on equity was 13.17% for the second quarter of 2006 compared to 13.87% in the second quarter of 2005.  For the six month period ended June 30, 2006, the Company posted net income of $17.7 million compared to $18.6 million in the like 2005 period.  On a per share basis, diluted earnings per share were $0.78 in the 2006 period compared to $0.79 in the year earlier period.  These results represented a R.O.A. of 1.51% in the 2006 period compared to 1.61% in the 2005 period.  The annualized return on equity was 12.97% for the first half of 2006 compared to 13.60% in the year earlier period.  Results in 2006 were influenced by increases in non-interest expense which increased $2.4 million and $5.0 million, respectively, for the three month and six month periods of 2006 compared to 2005.  These increases related primarily to staffing increases for growth and compliance, benefit cost increases and adoption of SFAS No. 123R, “Share-Based Payment” discussed above.  SFAS No. 123R requires that the Company measures the cost of employee services received in exchange for an award of equity instruments and recognizes the cost over the period during which the employee is required to provide service.  The adoption of the new statement alone resulted in an after-tax charge to earnings of approximately $408 thousand, or $0.02 per share in the second quarter of 2006 and $805 thousand for the six month period, or $0.04 per share.

The Company’s leverage capital ratio was 9.4% at June 30, 2006, the same level as one year earlier.  This ratio is substantially above regulatory requirements for “well capitalized” banks.

Net Interest Income.  The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest bearing liabilities, and changes in interest rates on net interest income for the three month periods ended June 30, 2006 and 2005.

	3 months ended			3 months ended			2006 Compared to 2005
	June 30, 2006			June 30, 2005			Composition of Change
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Change Due To:		Total
Dollars in 000’s	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	$1,560,602	$30,425	7.82%	$1,460,506	$25,812	7.09%	$1,860	$2,753	$4,613
Investment Securities	529,258	5,390	4.08%	597,043	5,623	3.78%	(664)	431	(233)
Fed Funds, Other	17,730	215	4.86%	31,017	219	2.83%	(127)	123	(4)
TOTAL EARNING ASSETS	2,107,590	36,030	6.86%	2,088,566	31,654	6.08%	1,069	3,307	4,376

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	1,024,287	1,763	0.69%	1,073,607	1,206	0.45%	(70)	627	557
Time Deposits	455,558	4,168	3.67%	407,325	2,253	2.22%	354	1,561	1,915
Interest Bearing Deposits	1,479,845	5,931	1.61%	1,480,932	3,459	0.94%	284	2,188	2,472

Other Borrowings	57,337	647	4.53%	24,730	235	3.81%	339	73	412

TOTAL INTEREST BEARING LIABILITIES	1,537,182	6,578	1.72%	1,505,662	3,694	0.98%	623	2,261	2,884

NET INTEREST INCOME	$2,107,590	$29,452	5.61%	$2,088,566	$27,960	5.37%	$446	$1,046	$1,492

Mid-State’s annualized yield on interest earning assets was 6.86% for the three months ended June 30, 2006 (7.26% on a taxable equivalent basis) compared to 6.08% in the like 2005 period (6.50% on a taxable equivalent basis).  The increase in yield is related to the general increase in interest rates.  The Prime Rate, to which many of the Bank’s loans are tied, averaged 7.90% in the second quarter of 2006 compared to 5.91% in the like period of 2005. Annualized interest expense as a percent of interest bearing liabilities also increased from 0.98% in the second three months of 2005 to 1.72% in the comparable 2006 period.

Overall, Mid-State’s annualized net interest income, expressed as a percent of earning assets, increased from 5.37% for the second quarter of 2005 (5.79% on a taxable equivalent basis) to 5.61% in the comparable 2006 period (6.00% on a taxable equivalent basis).  Annualized net interest income as a percent of average total assets increased from 4.79% in the three months ended June 30, 2005 (5.17% taxable equivalent) to 5.03% in the comparable 2006 period (5.39% taxable equivalent).  Both the impact of the increase in general interest rates and the increase in volume of earning assets contributed to the $1.5 million increase in net interest income.  The Company has altered the mix of its earning asset base in favor of more loans, resulting in fewer investment securities held.  Steps taken in this direction have included the restructuring of the commercial banking division, focused promotions of certain small business and consumer loan products, and retention of certain jumbo residential adjustable rate mortgages.  The mix did improve across the comparable three month periods with loans averaging 74.0% of earning assets for 2006 compared to 69.9% in the like 2005 period.   Earning assets averaged $19.0 million higher for the three months ended June 30, 2006 compared to the like 2005 period ($2,107.6 million compared to $2,088.6 million).  Average interest bearing deposits in this same time-frame were down $1.1 million, ($1,479.8 million compared to $1,480.9 million).  The funding of the earning asset growth came primarily from an increase in other borrowings, primarily Federal Home Loan Bank advances, which increased on average $32.6 million across the comparable periods.

The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest bearing liabilities, and changes in interest rates on net interest income for the six month period ended June 30, 2006 and 2005.

	6 months ended			6 months ended			2006 Compared to 2005
Dollars in 000’s	June 30, 2006			June 30, 2005			Composition of Change
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Change Due To:		Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	$1,540,413	$59,174	7.75%	$1,447,401	$49,753	6.93%	$3,385	$6,036	$9,421
Investment Securities	553,226	11,028	4.02%	610,764	11,037	3.64%	(1,093)	1,084	(9)
Fed Funds, Other	24,834	563	4.57%	25,945	346	2.69%	(20)	237	217
TOTAL EARNING ASSETS	2,118,473	70,765	6.74%	2,084,110	61,136	5.92%	2,272	7,357	9,629

INTEREST BEARING
LIABILITIES:
NOW, Savings, and
Money Market Accounts	1,042,968	3,159	0.61%	1,076,003	1,930	0.36%	(80)	1,309	1,229
Time Deposits	447,200	7,574	3.42%	403,058	4,057	2.03%	596	2,921	3,517
Interest Bearing Deposits	1,490,168	10,733	1.45%	1,479,061	5,987	0.82%	516	4,230	4,746

Other Borrowings	50,557	1,111	4.43%	22,174	420	3.82%	581	110	691

TOTAL INTEREST BEARING
LIABILITIES	1,540,725	11,844	1.55%	1,501,235	6,407	0.86%	1,097	4,340	5,437

NET INTEREST INCOME	$2,118,473	$58,921	5.61%	$2,084,110	$54,729	5.30%	$1,175	$3,017	$4,192

Mid-State’s annualized yield on interest earning assets was 6.74% for the six months ended June 30, 2006 (7.14% on a taxable equivalent basis) compared to 5.92% in the like 2005 period (6.34% on a taxable equivalent basis).  The increase in yield is related to the general increase in interest rates.  The Prime Rate, to which many of the Bank’s loans are tied, averaged 7.67% in the first six months of 2006 compared to 5.68% in the like period of 2005. Annualized interest expense as a percent of interest bearing liabilities also increased from 0.86% in the first half of 2005 to 1.55% in the comparable 2006 period.

Overall, Mid-State’s annualized net interest income, expressed as a percent of earning assets, increased from 5.30% for the six months ended June 30, 2005 (5.72% on a taxable equivalent basis) to 5.61% in the comparable 2006 period (6.01% on a taxable equivalent basis).  Annualized net interest income as a percent of average total assets increased from 4.75% in the six months ended June 30, 2005 (5.13% taxable equivalent) to 5.03% in the comparable 2006 period (5.39% taxable equivalent).  Both the impact of the increase in general interest rates and the increase in volume of earning assets contributed to the $4.2 million increase in net interest income.  As mentioned above, the Company has altered the mix of its earning asset base in favor of more loans, resulting in fewer investment securities held.  Steps taken in this direction have included the restructuring of the commercial banking division, focused promotions of certain small business and consumer loan products, and retention of certain jumbo residential adjustable rate mortgages.  The mix did improve across the comparable six month periods with loans averaging 72.7% of earning assets for 2006 compared to 69.4% in the like 2005 period.   Earning assets averaged $34.4 million higher for the six months ended June 30, 2006 compared to the like 2005 period ($2,118.5 million compared to $2,084.1 million).  Average interest bearing deposits in this same time-frame were up $11.1 million, ($1,490.2 million compared to $1,479.1 million).  The funding of the earning asset growth also came from an increase in other borrowings which increased on average $28.4 million across the comparable periods.

The Company’s net interest margin, which had generally been increasing in the rising rate environment of 2005, has flattened out in 2006 in the wake of intense deposit competition.  This has translated to relatively flat net interest income for the Company in recent quarters.  Average loans in the second quarter of 2006 were 2.7% ahead of the first quarter of this year but deposits decreased.  Securing deposits or other borrowings at a reasonable cost to fund this loan growth has become more challenging.  The Company has promotions planned during the balance of the year to bolster deposit growth.

Provision and Allowance for Loan Losses.  For the three month and six month periods ended June 30, the Company did not make a provision for loan losses in either the 2006 or 2005 periods.  Management believes that the allowance for loan losses and allowance for losses - unfunded commitments, which collectively stand at 0.9% of total loans at June 30, 2006, are adequate to cover inherent losses in the portfolio.  Management has determined that the allocated and unallocated components of the reserve as calculated and required for its non performing loans and the general loan loss reserve are sufficient to offset potential losses arising from less than full recovery of the loans from the supporting collateral.  The Company believes the unallocated portion of the reserve is necessary as a result of the losses inherent in those loans where economic factors may impact their collectibility even though specific reserves have not yet had to be allocated.  These economic factors include, but are not limited to, cyclical changes in business activity, changing patterns of tourism, changing markets for agricultural products, changing patterns of retail and real estate sales activity, the “housing bubble” discussed in many economic publications, rising interest rates and others.   Non performing loans consist of loans on non-accrual and loans past due 90 days or more but still accruing.  The $13.7 million of collective allowances for credit losses is approximately 5,265% of the level of non performing loans at June 30, 2006 compared to 294% one year earlier.  The large increase in coverage from one year earlier is the result of a large drop in the level of non performing loans.  The reduction in non performing loans was due primarily to the payoff in the second quarter of 2006 of one large relationship totaling approximately $1.4 million and a $2.5 million reduction through a combination of charge-off and partial principal payment on one other relationship in the third quarter of 2005.

Non performing loans were $0.3 million at June 30, 2006 compared to $5.2 million one year earlier and $2.5 million at December 31, 2005.  Management is not aware of any loans as of June 30, 2006 that would have a significant impact to non performing loans for which known credit problems of the borrower would cause serious doubts as to the ability of such borrower to comply with its present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date.  Management is however putting two loans on non accrual in July totaling approximately $0.3 million as a result of deteriorations in underlying credit quality.

Specific reserves have been established for potential losses inherent in all of the Company’s impaired loans and Management believes the balance is adequate at the present time.  Moreover, there are additional unallocated reserves available to absorb other losses which are inherent in the portfolio as of June 30, 2006.  The Company has not held any other real estate owned (property acquired through loan foreclosure) over the last twelve months.  A combination of loan payoffs and improvements in the underlying credit quality of certain borrowers has also led to a drop in internally classified assets over this period.  The improving trend in non performing loans, improvements in the level of internally classified assets, net recoveries from the Company’s on-going collection efforts and the positive local economic conditions have improved the Company’s asset quality and contributed to the Company’s decision to make no provision for loan losses during the quarter or the first half of the year.  It has however allocated some additional reserves (which were freed up when the $1.4 million problem credit mentioned above was paid off in the second quarter of 2006) to cover additional losses inherent in the Company’s real estate construction and land development loans, commercial and residential real estate loans and agricultural loans.  These sectors are now believed to have a modestly higher amount of losses inherent in them compared to Management’s view at the end of March due particularly to a softening real estate market and weather related issues experienced by certain of the Company’s agricultural customers.

Changes in the allowances for losses (in thousands) for the periods ended June 30, 2006, and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance at beginning of period:
Allowance for loan losses	$11,931	$13,630	$11,896	$13,799
Allowance for losses-unfunded commitments	1,696	1,624	1,761	1,783
Total allowances for losses at beginning of period	13,627	15,254	13,657	15,582

Additions (reductions) to the allowance for losses — unfunded commitments charged (credited) to expense	184	135	119	(24)
Additions to the allowance for loan losses charged to provision	—	—	—-	—
Loans charged off	(169)	(384)	(289)	(694)
Recoveries of loans previously charged-off	93	157	248	298
Total allowances for losses-end of quarter	$13,735	$15,162	$13,735	$15,162

Allowance for loan losses	$11,855	$13,403	$11,855	$13,403
Allowance for losses-unfunded commitments	1,880	1,759	1,880	1,759
Total allowances for losses-end of quarter	$13,735	$15,162	$13,735	$15,162

Allowances for losses to loans, gross	0.9%	1.0%	0.9%	1.0%
Allowances for losses to non performing loans	5262.5%	294.3%	5262.5%	294.3%
Non-accrual loans to total loans, gross	0.0%	0.3%	0.0%	0.3%
Non performing assets to total assets	0.0%	0.2%	0.0%	0.2%

At June 30, 2006, the recorded investments in loans, which have been identified as impaired totaled $867,000.  Of this amount, $158,000 related to loans with no valuation allowance and $709,000 related to loans with a corresponding valuation allowance of $356,000.  Impaired loans totaled $5,978,000 at June 30, 2005, of which $2,250,000 related to loans with no valuation allowance and $3,728,000 related to loans with a corresponding valuation allowance of $2,515,000.  The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position.  For the quarter ended June 30, 2006, the average recorded investment in impaired loans was $1,118,000 compared to $6,342,000 in the 2005 period.  A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Company expects that many impaired loans will be on non-accrual status.

Non-interest Income.  Non-interest income for the second quarter of 2006 was $6.0 million, compared to $5.4 million earned in the 2005 period.  For the full 6 months, non-interest income was $10.9 million in 2006 compared to $10.8 million in 2005.  The 2005 results were bolstered by a $330 thousand gain on a life insurance policy in the first quarter of that year which did not recur in 2006.  2006 results benefited from a $325 thousand gain in the second quarter representing the Company’s proportional interest in a sold merchant processing business in which it had an interest.  The Company also benefited from increases in service charges and fees, primarily the result of increased NSF fees, in the 2006 periods compard to the like 2005 periods.  These were partially offset by declines in net gains on sale of securities and sale of loans held for sale.

Non-interest Expense.  Staff expense was $12.6 million in the second quarter of 2006 compared to $10.7 million in the like 2005 period.  For the six months year-to-date, salaries and benefits totaled $24.7 million in 2006 compared to $21.7 million in 2005.  Approximately $473 thousand (pre-tax) of the increase for the quarter and $913 thousand (pre-tax) of the increase for the 6 months year-to-date related to the adoption of SFAS 123R and the expensing of share based payment awards previously discussed.  We now expect the accounting change will reduce earnings by approximately $1.7 million after-tax in 2006.  An additional $1.2 million of the increase across the two quarters, and $1.3 million across the two six month periods, represents higher salary expense relating to a combination of hiring additional personnel to staff up for the soon to be opened Westlake village branch location, increasing staff for compliance purposes (especially as it relates to Bank Secrecy Act and U.S.A. Patriot Act provisions) and regular salary increases across the Company.  Benefit costs also increased $299 thousand and $811 thousand in comparing the three month and six month periods ending June 30, respectively, primarily for increased group insurance costs and incentive programs.

Occupancy and furniture expense increased $103 thousand from $3.1 million in the 2005 period to $3.2 million in the second quarter of 2006.  Year-to-date, these expenses were up $313 thousand to $6.4 million in 2006.  Modest increases in rental expense and maintenance expense accounted for the increase.

Other operating expense increased $344 thousand from $5.5 million in the second quarter of 2005 to $5.8 million in the comparable 2006 period.  For the six months ended June 30, the increase was $1.7 million to $11.5 million in 2006 compared to $9.8 million in 2005.  These changes were primarily the result of increases in accruals for accounting, auditing, and professional services of $103 thousand across the comparable quarters and $882 thousand between the six month year-to-date periods.  Management expects accounting, auditing and professional services to continue at higher expense levels in view of the continuing costs of compliance with Sarbanes Oxley legislation and the Bank Secrecy Act.

Provision for Income Taxes.  The provision for income taxes in 2006 was 35.4% and 35.2% of pre-tax income, respectively, for the three months and six months ended June 30, 2006.  This compares to 32.7% in the second quarter of 2005 and 33.5% for the six month period.  The primary reason for the increase in the tax provision rate was the treatment related to not booking a tax benefit at this time on $655 thousand year-to-date, and $318 thousand for the second quarter, of the compensation cost associated with incentive stock option expense.  Some benefit associated with this cost may be realized in future periods as these incentive stock options are exercised and the underlying stock sold.  A tax benefit was realized in the provision calculation associated with non qualified stock option expense and restricted stock awards.  While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax-exempt income generated by its municipal bond portfolio is the primary reason that the effective rate has been lower in both 2006 and 2005.

Balance Sheet.  Total assets at June 30, 2006 totaled $2.328 billion, down somewhat from the level one year earlier of $2.351 billion.  Total deposits declined 2.0% to $1.986 billion from $2.026 billion one year earlier.  Time deposits under $100 thousand increased from $229.8 million one year earlier to $250.6 million at period end and time deposits over $100 thousand increased by $30.4 million.  Management believes that the higher relative levels of time deposits with balances over $100 thousand is not the result of any change in pricing methodology on its part, but rather, reflects greater depositor sensitivity to today’s rising interest rate levels with funds from other deposit categories flowing into this category.  Non Interest Bearing Demand also decreased from $561.4 million one year earlier to $521.5 million in the current year.  All other core deposit categories of NOW, Money Market and Savings decreased to $998.4 million from $1.049 billion one year earlier.  Loan activity over the last year has increased, with net loans increasing by $75.4 million from $1.477 billion to $1.552 billion at period-end.  Loans held for sale (single family, mortgage originations) decreased to $8.9 million from $10.9 million one year earlier.  Stockholders’ equity decreased by $7.5 million when comparing June, 2006 over June, 2005 (see below under Capital Resources for a recap of the components of this change).

The Company’s mix of earning assets has improved in recent quarters with loans now averaging 74.0% of average earning assets in the second quarter of 2006 compared to 69.9% in the comparable 2005 period.  These higher yielding assets relative to investments and fed funds sold helped contribute to the Company’s higher net interest margin from one year earlier.  Going forward, however, the impact of competitive pricing on new loans resulting from increased competition from other local community banks, continued intense competition from the major banks, and the expanded influence of “conduit” financing (the making of loans at attractive rates to borrowers which are pooled together, packaged and sold by Wall Street firms as commercial mortgage backed securities to investors) in the Bank’s trade area by non-banks may lead to additional pressure on the yield from the loan portfolio.   This could contribute to a possible drag on the net interest margin in future periods, notwithstanding the benefit to the Bank of having half of the portfolio tied to Prime in a rising rate environment.  Management also believes that with increased interest rates and more intense pricing pressure affecting competition, the growth rates enjoyed in the real estate sector of the loan portfolio are likely to slow.  Therefore, additional emphasis in 2006 is being placed on growing the Company’s commercial and industrial loans.  Displayed below is a summary of loans outstanding by type as of June 30, 2006 and 2005 (excludes loans held for sale).

	June 30,
(dollars in 000’s)	2006	2005
Construction and development loans	$271,757	$273,186
Real estate loans	847,968	765,483
Home equity credit lines	171,868	182,515
Installment loans	18,612	17,862
Cash reserve	3,530	3,481
Agricultural production	39,286	34,490
Commercial, other	215,071	217,138
	1,568,092	1,494,155
Less allowance for loan losses	(11,855)	(13,403)
Less deferred loan fees, net	(3,923)	(3,789)
TOTAL LOAN PORTFOLIO	$1,552,314	$1,476,963

Mid-State Bancshares’ loan to deposit ratio of 78.7% at June 30, 2006 is up from the 73.6% ratio one year earlier.  There is internal liquidity to fund increases in this ratio through liquidation of Mid-State’s $510.2 million investment portfolio which is categorized entirely as available for sale, though not as great as in previous periods.  The Company can also fund additional loan growth through the accumulation of additional deposits or of additional borrowings, such as from the Federal Home Loan Bank.  The Bank’s internal policy for its loan to deposit ratio is to maintain it in the 60% to 80% range and significant increases in this ratio in the future are unlikely.

Investment Securities and Fed Funds Sold.  Of the $510.2 million portfolio at June 30, 2006, 4% is invested in U.S. treasury securities, 25% is invested in U.S. government agency obligations, 69% is invested in municipal and corporate securities and 2% is invested in mortgage-backed securities.  On a combined basis, sixty-seven percent of all investment securities and fed funds sold mature within five years.  Approximately 26% of the total portfolio matures in less than one year.  The Company’s investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 15 years.  The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

A summary of investment securities owned is as follows:

June 30, 2006

		Gross	Gross
(amounts in 000’s)	Cost	Unrealized	Unrealized	Market
Securities Available For Sale	Basis	Gains	Losses	Value
U.S. Treasury securities	$21,784	$—	$(271)	$21,513
Securities of U.S. government agencies and corporations	131,251	52	(1,856)	129,447
Mortgage backed securities	8,591	140	(242)	8,489
Obligations of states and political subdivisions	337,527	1,929	(5,336)	334,120
Other investments	16,747	—	(103)	16,644
TOTAL	$515,900	$2,121	$(7,808)	$510,213

December 31, 2005

		Gross	Gross
(amounts in 000’s)	Cost	Unrealized	Unrealized	Market
Securities Available For Sale	Basis	Gains	Losses	Value
U.S. Treasury securities	$22,868	$—	$(222)	$22,646
Securities of U.S. government agencies and corporations	216,218	171	(1,802)	214,587
Mortgage backed securities	8,672	313	(46)	8,939
Obligations of states and political subdivisions	354,356	4,342	(2,047)	356,651
Other investments	16,559	22	(72)	16,509
TOTAL	$618,673	$4,848	$(4,189)	$619,332

The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006.

	Less than 12 months		12 months or more		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(amounts in 000’s)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$10,551	$(230)	$10,962	$(41)	$21,513	$(271)

Securities of U.S. government agencies and corporations	59,057	(826)	65,327	(1,030)	124,384	(1,856)
Mortgage backed securities	2,336	(179)	543	(63)	2,879	(242)
Obligations of states and political subdivisions	121,164	(2,553)	78,701	(2,783)	199,865	(5,336)
Other investments	296	(4)	3,907	(99)	4,203	(103)
TOTAL	$193,404	$(3,792)	$159,440	$(4,016)	$352,844	$(7,808)

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

Capital Resources.   On June 15, 2005 the Board authorized the repurchase of up to five percent of its outstanding shares, or up to 1,141,373 additional shares of the Company’s common stock.  This authorization does not have an expiration date.  There were 308,251 shares of the Company’s common stock repurchased in the second quarter of 2006 at an average price of $27.52 per share.  For the six months ended June 30, 2006, there were 524,082 shares repurchased at an average price of $27.92 per share.  As of June 30, 2006, the Company is continuing the program and can repurchase up to 292,593 additional shares under the June 2005 authorization.  For the three months and six months ended June 30, 2005, 315,787 and 509,557 shares were repurchased, respectively, at an average price of $26.06 and $26.52, respectively.  Effective in the middle of the second quarter of 2006, the Board of Directors has authorized an increase in the number of shares repurchased on a daily basis to approximately 5,000 shares per day.

In other matters concerning capital, the Board of Directors declared quarterly dividends of $0.18 per share in both the first and second quarter of 2006 compared to $0.16 declared in each of the first two quarters of 2005.  The Company began paying this new higher rate with the fourth quarter 2005 dividend.

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

The Company has adequate liquidity at the present time.  Its loan to deposit ratio at June 30, 2006 was 78.7% versus 73.6% one year earlier compared to its targeted internal policy ratio of 60% to 80%.  The Company’s internally calculated liquidity ratio stands at 24.7% at June 30, 2006, which is above its minimum policy of 15% and below the 30.6% level of June 30, 2005.  Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

Contractual Obligations.  As of June 30, 2006, the Company had the following contractual obligations.  Long term debt represents fixed rate borrowings that the Company has obtained from the FHLB of San Francisco.

	One Year	Over One to	Over Three to	Over
	Or Less	Three Years	Five Years	Five Years	Total
Long Term Debt	$—	$20,000	$27,000	$—	$47,000

Operating Leases	2,289	4,153	3,504	3,702	13,648

Total Obligations	$2,289	$24,153	$30,504	$3,702	$60,648

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

The Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $37.5 million at June 30, 2006, down from $44.4 million one year earlier.  Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $702.1 million, which was up from the $653.1 million outstanding one year earlier.  The Company has an allowance for losses-unfunded commitments totaling $1,880,000 and $1,759,000 at June, 2006 and 2005, respectively, to cover losses inherent in its letter of credit accommodations and undisbursed loan commitments.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

The Company does make loans and leases to related parties (directors and officers) in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons of similar creditworthiness, and in the opinion of Management, have not involved more than the normal risk of repayment or presented any other unfavorable features.  These loans and leases totaled $34.0 million and $11.4 million at June 30, 2006 and 2005, respectively.

In the ordinary course of business, the Company is a party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 6 of the Company’s consolidated financial statements contained in Item 8 of Part II of the Company’s December 31, 2005 Annual Report on Form 10K.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges.  A review as of June 30, 2006 of the potential changes in the Company’s net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +2.6% and -5.1% of the base case (rates unchanged) of $127.7 million.  The Company’s policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months.  Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Company’s net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significantly	-5.1%
(Prime down to 5.25% over 10 months)

Rates Down Significantly	-2.8%
(Prime down to 6.25% over 10 months)

Rates Down Slightly	-1.2%
(Prime down to 7.25% over 10 months)

Base Case - Rates Unchanged	—
(Prime unchanged at 8.25%)

Rates Up Slightly	+0.5%
(Prime up to 9.25% over 10 months)

Rates Up Significantly	+0.5%
(Prime up to 10.25% over 10 months)

Rates Up Very Significantly	+2.6%
(Prime up to 11.25% over 10 months)

Net interest income under the above scenarios is influenced by the characteristics of the Company’s assets and liabilities.  In the case of NOW, savings and money market deposits (total $998.4 million) interest is based on rates set at the discretion of management ranging from 0.25% to 2.00%.  In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments.  In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

It is important to note that the above table is a summary of several forecasts and actual results may vary.  The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time.  Factors affecting these estimates and assumptions include, but are not limited to - competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses.  Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s net interest income.  Therefore the results of this analysis should not be relied upon as indicative of actual future results.  Historically, the Company has been able to manage its Net Interest Income in a fairly narrow range reflecting the Company’s relative insensitivity to interest rate changes.  The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis.  Over the last 5 calendar years (2001 – 2005), the Company’s net interest margin (which is net interest income divided by average earning assets of the Bank) had ranged from a low of 4.95% to a high of 6.06% (not taxable equivalent).  The Company’s net interest margin in 2005 of 5.32% is in the middle of this range by historical standards, coming off the higher levels experienced in 2001 of 6.06% and the low in 2004 of 4.95%.  Recent increases in interest rates (e.g. – seventeen 25 basis point increases in the Federal Funds Rate and Prime Rate) which began at the end of June 2004 have led to an improving net interest margin for the Company to 5.61% in the first half of 2006.  The net interest margin under the forecasted alternative scenarios ranges from 5.54% to 5.98%.  Management believes this range of scenarios is reasonable given current interest rate levels, but no assurances can be given that actual future experience will fall within this range.  Indeed, during the first two quarters of 2006, the net interest margin has been flat at 5.61% in both quarters with a small decline in deposits and some growth in the loan portfolio.  Securing deposits at a reasonable cost to fund loan growth is an on-going challenge.  The Company has promotions planned in the balance of the year to bolster deposit growth.

The impact of competitive pricing on new loans resulting from increased competition from other local community banks, continued intense competition from the major banks, and the expanded influence of “conduit” financing in the Company’s trade area by non-banks (the making of loans at attractive rates to borrowers which are pooled together, packaged and sold by Wall Street firms as commercial mortgage backed securities to investors) partially offset the benefit received from the higher prime rate during the quarter.  While the upward movement in the Prime Rate is generally positive for the Company’s net interest margin, the influences of competitive pricing and the refinancing of existing loans at lower rates can, and has to some extent, offset these benefits.  Additionally, the Company’s discretionary priced liabilities such as NOW, Savings and Money Market accounts will likely come under increasing pressure to have their pricing increased in the current rate environment.  Moreover, time deposits also are rolling over at ever higher interest rate levels further contributing to downward pressure on the net interest margin.  And, further exacerbating the above issues, core deposit growth has been sluggish so far in 2006, making the Company more reliant on higher costing funding sources such as time deposits and other borrowings.  While the Company’s margin has generally improved over the past eight calendar quarters, there can be no guarantee that this will continue and in fact, Management believes it will tend to stabilize near current levels.  As mentioned above, during the first two calendar quarters of 2006, the Company’s net interest margin was identical at 5.61% in both periods.

The Company’s exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil.  The Company does not own any instruments within these markets.

Item 4 – Controls and Procedures

As of the end of the period covered by this report, Management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report.  The evaluation was based in part upon reports and certifications provided by a number of executives.  Based upon, and as of the date of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms.

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. – Risk Factors

There were no material changes during the second quarter of 2006 in the risk factors disclosed in the Company’s December 31, 2005 Annual Report on Form 10K.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

On June 15, 2005 the Board authorized the repurchase of up to five percent of its outstanding shares, or up to 1,141,373 additional shares of the Company’s common stock.  This authorization does not have an expiration date.  There were 308,251 shares of the Company’s common stock repurchased in the second quarter of 2006 at an average price of $27.52 per share.  All of these shares were purchased in open market transactions.  As of June 30, 2006, the Company is continuing the program and can repurchase up to 292,593 additional shares under the June 2005 authorization.  Effective during the second quarter of 2006, the Board of Directors has authorized an increase in the number of shares repurchased on a daily basis to approximately 5,000 shares per day.

The following table provides the information with respect to the purchases made under the publicly announced stock repurchase programs during the quarter ended June 30, 2006.  All of these shares were purchased in open market transactions or in block purchases or in privately negotiated transactions in compliance with Securities and Exchange Commission (SEC) rules.

	Total	Average Price	Remaining Shares	Dollar Value of Shares
	Number of	Paid	That May be Purchased	That May be Purchased
Month of	Shares Purchased	Per Share	Under the Authorization	Under the Authorization (1)

April 2006	101,024	$28.69	499,820	$13,899,994
May 2006	120,664	$27.16	379,156	$10,024,885
June 2006	86,563	$26.66	292,593	$8,192,604
Totals	308,251	$27.52	292,593	$8,192,604

(1)  Value is based on the closing price of the Company’s stock at month-end multiplied by the number of shares that may be purchased under the authorization.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

The election of four persons for a term of three years to the Board of Directors of the Company was submitted to the shareholders for approval at their annual meeting held on May 25, 2006.  All four persons on the slate were elected and the results of the voting were as follows:

NAME	FOR	WITHHELD
Trudi Carey	18,581,921	201,896
Ed Heron	18,515,286	268,531
James Lokey	18,630,892	152,925
Steve Maguire	18,574,896	208,921

No other matters were submitted to shareholders at the annual meeting or otherwise during this quarter.

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

Mid-State Bancshares

Date: August 8, 2006	By:	/s/ James W. Lokey
JAMES W. LOKEY
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2006	By :	/s/ James G. Stathos
JAMES G. STATHOS
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.