Form 10-Q
period 2006-09-30
MID-STATE BANCSHARES
filed 2006-11-08
CIK 1027324

United States
Securities and Exchange Commission
Washington, D.C. 20429

FORM 10-Q

☒                              Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.

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
Yes  ☐    No  ☒

Number of shares of common stock of the Company outstanding as of October 27, 2006: 22,059,103 shares.

Mid-State Bancshares
September 30, 2006
Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Mid-State Bancshares
Consolidated Statements of Financial Position
(Unaudited - figures in 000’s)

	Sept. 30, 2006	Dec. 31, 2005	Sept. 30, 2005
ASSETS
Cash and Due From Banks	$96,450	$109,791	$130,602
Fed Funds Sold	50,700	—	32,100
Securities Available For Sale	493,750	619,332	617,715
Loans Held for Sale	12,675	10,176	10,391
Loans, net of unearned income	1,573,970	1,519,014	1,497,704
Allowance for Loan Losses	(12,016)	(11,896)	(11,532)
Net Loans	1,561,954	1,507,118	1,486,172
Premises and Equipment, Net	32,344	24,772	24,635
Accrued Interest Receivable	14,080	13,947	13,935
Goodwill	47,840	47,840	47,840
Core Deposit Intangibles, net	5,829	6,483	6,701
Senior Housing Crime Prevention Foundation Investment	30,000	30,000	30,000
Other Assets	21,642	22,040	22,282
Total Assets	$2,367,264	$2,391,499	$2,422,373
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest Bearing Demand	$533,961	$567,782	$589,601
NOW Accounts, Money Market and Savings Deposits	1,000,933	1,067,486	1,088,091
Time Deposits Under $100	253,101	232,275	232,062
Time Deposits $100 or more	231,496	202,063	196,208
Total Deposits	2,019,491	2,069,606	2,105,962
Other Borrowings	48,595	25,903	23,680
Allowance for Losses —Unfunded Commitments	1,975	1,761	1,839
Accrued Interest Payable and Other Liabilities	22,610	21,667	19,206
Total Liabilities	2,092,671	2,118,937	2,150,687
Shareholders’ Equity:
Common Stock and Surplus (Shares outstanding of 22,050, 22,520 and 22,623 respectively)	29,471	42,343	45,384
Retained Earnings	244,390	229,824	224,349
Accumulated Other Comprehensive Income net of tax provision of $488, $264, and $1,302 respectively	732	395	1,953
Total Equity	274,593	272,562	271,686
Total Liabilities and Equity	$2,367,264	$2,391,499	$2,422,373

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares
Consolidated Statements of Income
(Unaudited - figures in 000’s except earnings per share data)

	Three Month Period		Nine Month Period
	Ended Sept. 30,		Ended Sept. 30,
	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$31,474	$26,780	$90,647	$76,533
Interest on investment securities -
U.S. Treasury securities	158	189	558	494
U.S. Government agencies and corporations	1,370	1,562	4,474	4,569
Obligations of states and political sub-divisions and other securities	3,640	3,936	11,164	11,661
Interest on fed funds sold and other	581	456	1,145	802
Total Interest Income	37,223	32,923	107,988	94,059
Interest Expense:
Interest on NOW, money market and savings	2,143	1,391	5,302	3,321
Interest on time deposits less than $100	2,437	1,452	6,360	3,726
Interest on time deposits of $100 or more	2,383	1,247	6,034	3,030
Interest other	509	234	1,620	654
Total Interest Expense	7,472	4,324	19,316	10,731
Net Interest Income before provision	29,751	28,599	88,672	83,328
Provision (Benefit) for loan losses	—	—	—-	—
Net Interest Income after provision	29,751	28,599	88,672	83,328
Other Operating Income:
Service charges and fees	2,551	2,374	7,600	7,094
Commissions, fees and other service charges	2,250	2,238	6,743	6,497
Gain on sale of securities	100	—	(42)	88
Gain on sale of loans held for sale	217	179	322	417
Other non-interest income	349	480	1,783	1,948
Total Other Operating Income	5,467	5,271	16,406	16,044
Other Operating Expense:
Salaries and employee benefits	11,954	11,105	36,634	32,761
Occupancy and furniture	3,380	3,105	9,734	9,146
Other operating expenses	5,942	5,263	17,459	15,112
Total Other Operating Expense	21,276	19,473	63,827	57,019
Income Before Taxes	13,942	14,397	41,251	42,353
Provision for income taxes	5,085	4,905	14,697	14,259
Net Income	$8,857	$9,492	$26,554	$28,094
Earnings per share:
– basic	$0.40	$0.42	$1.19	$1.23
– diluted	$0.39	$0.41	$1.17	$1.20
Dividends per share	$0.18	$0.16	$0.54	$0.48
Average shares used in earnings per share calculations:
– basic	22,055	22,709	22,247	22,869
– diluted	22,501	23,231	22,720	23,388

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares
Consolidated Statements of Comprehensive Income
(Unaudited - figures in 000’s)

	Three Month Period		Nine Month Period
	Ended Sept. 30,		Ended Sept. 30,
	2006	2005	2006	2005
Net Income	$8,857	$9,492	$26,554	$28,094
Other Comprehensive Income Before Taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period	7,007	(5,288)	520	(8,090)
Reclassification adjustment for (gains) losses included in net income	(100)	—	42	(88)
Other comprehensive income (loss), before tax	6,907	(5,288)	562	(8,178)
Income tax expense (benefit) related to items in comprehensive income	2,763	(2,115)	225	(3,271)
Other Comprehensive Income (Loss), Net of Taxes	4,144	(3,173)	337	(4,907)
Comprehensive Income	$13,001	$6,319	$26,891	$23,187

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares
Consolidated Statements of Changes in Capital Accounts
(Unaudited - figures in 000’s except share amounts)

				Accumulated
				Other
	Number of	Capital	Retained	Comprehensive
	Shares	Stock	Earnings	Income (Loss)	Total
BALANCE, December 31, 2005	22,520,434	$42,343	$229,824	$395	$272,562
Cash dividend	—	—	(11,988)	—	(11,988)
Exercise of stock options	138,795	1,922	—	—	1,922
Tax Benefit from exercise of options	—	724	—	—	724
Net income	—	—	26,554	—	26,554
Change in net unrealized gain on available for sale securities, net of taxes of $225	—	—	—	337	337
Common stock issued under employee plans and related tax benefits	—	1,403	—	—	1,403
Stock repurchased	(608,876)	(16,921)	—	—	(16,921)

BALANCE, Sept. 30, 2006	22,050,353	$29,471	$244,390	$732	$274,593

BALANCE, December 31, 2004	23,099,159	$61,439	$206,328	$6,860	$274,627
Cash dividend	—	—	(10,941)	—	(10,941)
Exercise of stock options	246,880	3,660	—	—	3,660
Tax Benefit from exercise of options	—	—	868	—	868
Net income	—	—	28,094	—	28,094
Change in net unrealized gain on available for sale securities, net of taxes of ($3,271)	—	—	—	(4,907)	(4,907)
Stock repurchased	(723,192)	(19,715)	—	—	(19,715)

BALANCE, Sept. 30, 2005	22,622,847	$45,384	$224,349	$1,953	$271,686

The accompanying notes are an integral part of these consolidated statements.

Mid-State Bancshares
Consolidated Statements of Cash Flows
(Unaudited - figures in 000’s)

	Nine Month Period
	Ended Sept. 30,
	2006	2005
OPERATING ACTIVITIES
Net Income	$26,554	$28,094
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	—
Depreciation and amortization	3,920	4,044
Net amortization of prem./discounts-investments	2,080	2,799
Gain on sale of loans held for sale	(322)	(417)
Net (increase)decrease in loans held for sale	(2,178)	3,016
Loss (gain) on sale of securities, net	42	(88)
Change in deferred loan fees	230	(340)
Share based compensation	1,403	—
Tax benefit for equity awards	(178)	—
Changes in assets and liabilities:
Accrued interest receivable	(133)	(2,017)
Core deposit intangible	654	1,031
Other assets, net	173	69
Other liabilities, net	1,157	1,580
Net cash provided by operating activities	33,402	37,771
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments	162,255	125,265
Purchases of investments	(38,233)	(139,052)
Increase in loans	(55,065)	(77,737)
Purchases of premises and equipment, net	(11,492)	(3,733)
Net cash provided by (used in) investing activities	57,465	(95,257)
FINANCING ACTIVITIES
(Decrease) increase in deposits	(50,115)	111,417
Increase in other borrowings	22,692	17,098
Exercise of stock options and related tax benefit	2,824	3,660
Cash dividends paid	(11,988)	(10,941)
Repurchase of company stock	(16,921)	(19,715)
Net cash (used in) provided by financing activities	(53,508)	101,519
(Decrease) increase in cash and cash equivalents	37,359	44,033
Cash and cash equivalents, beginning of period	109,791	118,669
Cash and cash equivalents, end of period	$147,150	$162,702
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,982	$9,782
Cash paid during the period for taxes on income	14,000	14,457
Supplemental disclosure of non-cash investing activities:
Transfer of security investment to other assets	—	30,000

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

	Three Month Period Ended			Three Month Period Ended
	Sept. 30, 2006			Sept. 30, 2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
Net Income as reported	$8,857			$9,492

Basic Earnings Per Share:
Income available to Common Shareholders	$8,857	22,055	$0.40	$9,492	22,709	$ 0.42

Effect of dilutive securities:
Stock Options and Restricted Shares		446			522

Diluted Earnings Per Share:
Income available to Common Shareholders	$8,857	22,501	$0.39	$9,492	23,231	$0.41

	Nine Month Period Ended			Nine Month Period Ended
	Sept. 30, 2006			Sept. 30, 2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
Net Income as reported	$26,554			$28,094

Basic Earnings Per Share:
Income available to Common Shareholders	$26,554	22,247	$1.19	$28,094	22,869	$1.23

Effect of dilutive securities:
Stock Options and Restricted Shares		473			519

Diluted Earnings Per Share:
Income available to Common Shareholders	$26,554	22,720	$1.17	$28,094	23,388	$1.20

Note C — Recent Accounting Pronouncements

In June 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) issued guidance on its Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The guidance made recommendations regarding unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.”  The guidance for evaluating whether an investment is other-than-temporarily impaired was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  The disclosures were to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124.  On September 30, 2004, the FASB Board directed the issuance of FASB Staff Position (FSP) EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.”  The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of issue 03-1.  The FASB asked constituents to comment on whether the application guidance with respect to “minor impairments” should also be applied to securities analyzed for impairment under paragraphs 10-15 of Issue 03-1.  At the June 29, 2005 meeting, the Board decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed the staff to finalize proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” The final FSP, retitled as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” would:

1.               Replace the guidance in paragraphs 10—18 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and refer to existing other-than-temporary impairment guidance—for example, FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”;

2.               Supersede Issue 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”;

3.               Codify the guidance set forth in Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made; and

4.               Be effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005.

At the September 7, 2005 meeting, the Board directed the staff to consider transition guidance for the proposed FSP.  At the September 14, 2005 meeting, the Board decided to retain the paragraph in the proposed FSP pertaining to the accounting for debt securities subsequent to an other-than-temporary impairment and add a footnote to clarify that the proposed FSP does not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security.  In addition, the Board decided that (1) transition would be applied prospectively and (2) the effective date would be reporting periods beginning after December 15, 2005.  Adoption of EITF Issue 03-1-a did not have a material impact on the Company’s results of operations or its financial position.

The FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” in December 2004.  The revised Statement is SFAS No. 123(R) (revised 2004), “Share-Based Payment” and it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  It is effective for the Company as of January 1, 2006.  The Statement requires that the Company measure the cost of employee services received in exchange for an award of equity instruments (share based payment awards) based on the grant date fair value of the award and the estimated number of awards that are expected to vest.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award — usually the vesting period.  Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.  The Company previously applied APB Opinion No. 25, in accounting for its share based payment awards.  Accordingly, no compensation expense was recognized for grants of these types of awards prior to 2006.  Pro forma disclosures of net income and earnings per share were disclosed in Note 15 of the Company’s Annual Report on Form 10K.  The Company adopted the revised Statement for the first quarter of 2006.  The impact of adopting the accounting treatment was to reduce earnings by approximately $419 thousand, after-tax, for the three months ended September 30, 2006.  For the Nine Months ended September 30, 2006, earnings were reduced by approximately $1.2 million, after-tax.

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

FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” on February 16, 2006 as an amendment of FASB Statements No. 133 and 140.  The standard allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  The standard also: a) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

b) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; c) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and d) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The Company expects to adopt the Statement for the first quarter of 2007 and expects it will not have a material effect on its consolidated financial statements.

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” on March 17, 2006 as an amendment to SFAS No. 140.  The standard will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities.  Specifically, the new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  The standard also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement.  SFAS No. 156 permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value.  The Company expects to adopt the Statement for the first quarter of 2007 and expects it will not have a material effect on its consolidated financial statements.

On July 13, 2006 the FASB released Financial Interpretation Number (FIN) 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109”.  The Interpretation provides definitive guidance and disclosure requirements related to income tax uncertainties.  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  The Interpretation also revises disclosure requirements to include a tabular roll-forward of any unrecognized tax benefits.  The Interpretation is effective for annual periods beginning after December 15, 2006.  The Company does not expect it will have a material effect on its consolidated financial statements.

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157), on September 15, 2006, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurement.  FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not expect it will have a material effect on its consolidated financial statements.

On September 29, 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS158).  This Statement requires employers to recognize the over funded or under funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize any changes in that status in comprehensive income in the year in which it occurs.  It also requires that employers measure the funded status of a plan as of the date of its year-end statement of financial position.  The Statement does not change how plans are accounted for and reported in the income statement.  For publicly traded companies, FAS158 is effective for fiscal years ending after December 15, 2006.  The Company does not expect that it will have a material effect on its consolidated financial statements.

Note D — Core Deposit Intangibles, Net

The following is a summary of the Company’s core deposit intangibles.

	Sept. 30, 2006			Sept. 30, 2005
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
($ in 000’s, unaudited)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core Deposit Intangible	$11,597	($5,768)	$5,829	$11,597	($4,896)	$6,701

	Dec. 31, 2005
	Gross	Accumulated	Net Carrying
($ in 000’s, unaudited)	Amount	Amortization	Amount
Core Deposit Intangible	$11,597	($5,114)	$6,483

Aggregate Amortization Expense of Core Deposit Intangibles:

	Three Month Period		Nine Month Period
	Ended Sept. 30,		Ended Sept. 30,
($ in 000’s, unaudited)	2006	2005	2006	2005
Amortization of Core Deposit Intangible	$218	$344	$654	$1,031

The amortization expense for core deposit intangibles is included within other operating expenses on the consolidated statements of income.  Based on a review of the Company’s core deposit intangible at September 30, 2005 in relation to the core deposits retained to which the intangible relates, it was determined that a downward adjustment in the amortization rate was appropriate under generally accepted accounting principles.  The projected amortization expense for core deposit intangibles, assuming no further  acquisitions or dispositions or changes in amortization rates, is approximately $872 thousand per year over the next six years.

Note E — Stock Based Compensation

On May 17, 2005, shareholders of the Company approved a new equity based compensation plan, the Mid-State Bancshares 2005 Equity Based Compensation Plan (the “2005 Plan”) which reserves an additional 1,000,000 common shares for issuance in accordance with the terms of the Plan.  The 2005 Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted share units, performance based cash only awards, or any combination thereof.  It replaced the 1996 Stock Option Plan which was limited in scope to the issuance of Stock Options.  Shares available for issuance under the 1996 Plan are now included in the 2005 Plan, resulting in 930,961 shares currently being available to be issued (4.22% of current and issued outstanding common stock) as of September 30, 2006.

Through December 31, 2005, the Company accounted for its stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation.”  SFAS No. 123 allowed stock options to be valued using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.”  Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payment.”  This standard requires that all share-based compensation awards be measured at fair value at the date of grant and expensed over their vesting or service periods.  The impact of adopting the new accounting treatment was to reduce income before tax and net income by approximately $490 and $419 thousand, respectively, for the three months ended September 30, 2006.  On a per share basis, this amounted to two cents per share on both a basic and diluted basis.  For the nine months ended September 30, 2006, the impact was to reduce income before tax and net income by approximately $1.4 million and $1.2 million, respectively.  This amounted to approximately five cents per share on both a basic and diluted basis.

Prior to 2006, the Company accounted for stock options under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provided proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123(R) had been applied.  A summary of the proforma disclosure as of September 30, 2005 was as follows:

	Three Month Period	Nine Month Period
	Ended Sept. 30,	Ended Sept. 30,
($ in 000’s except per share amounts)	2005	2005
Net income, as reported	$9,492	$28,094
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related taxes	(609)	(1,769)

Proforma net income	$8,883	$26,325

Basic income per share, as reported	$0.42	$1.23
Proforma basic income per share	$0.39	$1.15

Diluted income per share, as reported	$0.41	$1.20
Proforma diluted income per share	$0.38	$1.13

In determining the pro forma disclosures in the previous table, the fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model and appropriate assumptions.  For options granted during 2006, the weighted average grant date fair values were based on the following assumptions:

•                  Risk Free Interest Rate = 4.6%

•                  Dividend Yield = 2.5%

•                  Stock Price Volatility = 34.9%

•                  Weighted Avg. Expected Lives of Option Grants = 8.5 years

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

The following tables show a summary of stock option activity:

		Weighted
		Average
		Exercise	Per Share
	Options	Price	Price Ranges
Outstanding at December 31, 2005	2,000,958	$19.20	$5.375 — $30.61

Granted from Jan. 1 to Sept. 30, 2006	77,503	$29.00	$29.0 — $29.00

Exercised from Jan. 1 to Sept. 30, 2006	(138,795)	$13.85	$5.375 — $25.79

Forfeited from Jan. 1 to Sept. 30, 2006	(9,262)	$18.22	$15.50 — $24.64

Outstanding at Sept. 30, 2006	1,930,404	$19.98	$2.125 — $30.61

Exercisable at Sept. 30, 2006	1,272,661	$17.26	$2.125 — $30.61

Range of Expiration Dates	8/12/2008 to 2/16/2016

	Total	Weighted Average	Weighted Average	Weighted Average
	Amount	Remaining	Exercise	Amount	Exercise
Range of Exercise Prices	Outstanding	Contractual Years	Price	Exercisable	Price
$9.183 - $12.244	12,000	3.5	$12.125	12,000	$12.125
$12.245 - $15.305	415,418	3.0	$14.532	415,418	$14.532
$15.306 - $18.366	785,075	4.2	$16.903	670,902	$16.877
$18.367 - $21.427	10,000	5.9	$19.590	7,600	$19.568
$21.428 - $24.488	72,400	7.5	$22.792	28,200	$22.761
$24.489 - $27.549	318,637	7.8	$25.882	90,673	$25.488
$27.550 - $30.610	316,874	8.6	$28.486	47,868	$28.320

Total	1,930,404	5.4	$19.981	1,272,661	$17.257

The weighted average fair value of grants issued in the first three quarters of 2006 was $10.45 per option share.  The weighted average fair value of all grants outstanding as of September 30, 2006 was $6.98 per option share. The aggregate intrinsic value for vested options exercisable at September 30, 2006 was $12.9 million and the aggregate intrinsic value of unvested options not yet exercisable at September 30, 2006 was $1.7 million.

The Company issued 26,229 restricted stock shares during the second quarter and 2,500 restricted stock shares during the third quarter of 2006.  These restricted shares will vest three years from the date of grant and vesting is subject to continued employment at the Company through the vesting date.  Holders of restricted shares will have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock until after the shares are fully vested.  The aggregate intrinsic value of these awards was $771 thousand as of September 30, 2006.  A summary of restricted shares outstanding is as follows:

		Aggregate
	Number of	Average
	Restricted	Intrinsic
	Shares	Value Per Share
Outstanding at December 31, 2005	0	—

Granted from Jan. 1 to Sept. 30, 2006	28,729	$29.09

Vested from Jan. 1 to Sept. 30, 2006	0	—

Forfeited from Jan. 1 to Sept. 30, 2006	(559)	$28.53

Outstanding at Sept. 30, 2006	28,170	$29.10

Compensation expense on restricted stock shares is accounted for using the straight-line method over the vesting or service period and is net of estimated forfeitures.  The amount recognized was $66 thousand and $123 thousand, pre-tax, for the three months and nine months ended September 30, 2006, respectively.

Unamortized compensation expense at September 30, 2006 amounted to approximately $4.0 million related to stock options outstanding and $0.7 million on restricted stock awards.  The expense associated with stock options is expected to be recognized over a weighted average life of 1.50 years, assuming an estimated 5% forfeiture rate.  The expense associated with restricted stock awards is expected to be recognized over a weighted average life of 1.27 years, assuming an estimated 2% forfeiture rate.

Note F — Senior Housing Crime Prevention Foundation Investment

During the second quarter of 2005, the Company made an investment of $30.0 million in a security of a U.S. government agency.  That security was then exchanged for an interest bearing investment in the Senior Housing Crime Prevention Foundation Investment Corporation (SHCPF-I) with the U.S. government agency security held in safekeeping reflecting ownership by SHCPF-I and the pledge of that security in favor of Mid-State Bank & Trust.  The investment provides funding for the Senior Housing Crime Prevention Foundation in its efforts to prevent elder abuse in nursing homes throughout the Company’s service area.  This investment is displayed separately within the Company’s Consolidated Statements of Financial Position.

Note G — Reportable Business Segments

Below is a summary statement of income for the three months and nine months ended September 30, 2006 and 2005 for each reportable business segment.

Three Months Ended Sept. 30,

	Community Banking		Mid Coast Land Company		Trust Services		Mid-State Bancshares
(unaudited — dollars in 000’s)	2006	2005	2006	2005	2006	2005	2006	2005
Interest Income	$37,223	$32,923	$—	$—	$—	$—	$37,223	$32,923
Interest Expense	7,472	4,324	—	—	—	—	7,472	4,324
Net Interest Income	29,751	28,599	—	—	—	—	29,751	28,599
Provision for Loan Losses	—	—	—	—	—	—	—	—
Non-interest Income	5,020	4,749	58	179	389	343	5,467	5,271
Non-interest Expense	20,968	19,229	4	3	304	241	21,276	19,473
Pre-Tax Income	$13,803	$14,119	$54	$176	$85	$102	$13,942	$14,397

Nine Months Ended Sept. 30,

	Community Banking		Mid Coast Land Company		Trust Services		Mid-State Bancshares
(unaudited — dollars in 000’s)	2006	2005	2006	2005	2006	2005	2006	2005
Interest Income	$107,988	$94,059	$—	$—	$—	$—	$107,988	$94,059
Interest Expense	19,316	10,731	—	—	—	—	19,316	10,731
Net Interest Income	88,672	83,328	—	—	—	—	88,672	83,328
Provision for Loan Losses	—	—	—	—	—	—	—	—
Non-interest Income	15,047	14,603	263	529	1,096	912	16,406	16,044
Non-interest Expense	62,879	56,321	16	9	932	689	63,827	57,019
Pre-Tax Income	$40,840	$41,610	$247	$520	$164	$223	$41,251	$42,353

The description of how the Company determines its reportable business segments is discussed in Note 18 to the consolidated financial statements in its Annual Report on Form 10-K.  There have been no significant changes to the organization or internal reporting of the Company’s business segments since that time.

Note H — Guarantees

The Company has guarantees outstanding under performance standby letter of credit accommodations made to its customers in the ordinary course of business totaling $39.1 million at September 30, 2006, down from $52.0 million one year earlier.

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

Many of the commitments are expected to expire without being drawn upon.  Accordingly, the total outstanding commitment amount does not necessarily represent future cash requirements.  The Company does not anticipate any significant losses as a result of these transactions.  Provision has been made for losses which may be sustained in the fulfillment of, or from an inability to fulfill, any commitments.  The provision at September 30, 2006 was $2.0 million, compared to $1.8 million one year earlier, and is reflected on the Consolidated Statements of Financial Position as Allowance for Losses — Unfunded Commitments.

Note I — Merger Agreement

On November 1, 2006, the Company and VIB Corp entered into an agreement and plan of merger pursuant to which Mid-State Bancshares will be merged into VIB Corp and Mid-State Bank & Trust will be merged into VIB Corp’s subsidiary bank, Rabobank, National Association (“Rabobank”).  The boards of directors of the Company and VIB Corp have approved the transaction.  Subject to the terms and conditions of the merger agreement, at the closing the Company’s common stock shareholders will receive $37.00 in cash for each share of the Company’s common stock that they own.  The merger is subject to customary closing conditions, including the approval of the Company’s shareholders and banking regulators.  Once all approvals are received, the merger is expected to close in the second quarter of 2007.

The merger agreement includes terms and conditions which affect the conduct of the Company’s business until the merger is completed or the agreement is terminated.  Among other items, it generally requires the Company to carry on business in its ordinary course consistent with past practice and in accordance with sound banking practices, and to observe in all material respects its legal and contractual obligations.  The merger agreement generally restricts the ability of the Company to make material changes in any aspect of the conduct of its business without the consent of Rabobank, including significant capital expenditures, new material lines of business, the disposition of assets or the incurring of obligations outside the ordinary course of business.  The Company is in compliance with its obligations under the merger agreement.

In connection with the merger, James W. Lokey, President and Chief Executive Officer of Mid-State Bancshares and Carrol R. Pruett, Chairman of the Board of Mid-State Bancshares, have agreed to become directors of Rabobank, National Association at the closing of the transaction.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months and nine months ended September 30, 2006.  This analysis should be read in conjunction with our 2005 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Mid-State Bancshares on a consolidated basis.

Certain statements contained in this Quarterly Report of Form 10-Q (“Report”), including, without limitation, statements containing the words “estimate,” “believes,” “anticipates,” “intends,” “may,” “expects,” “could,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy, our loan mix, cost of deposits and the recovery of unrealized losses in the investment portfolio and allowance for credit losses.  These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, those concerning: (i) the Company’s strategies, objectives and plans for expansion of its operations, products and services, and growth of its portfolio of loans, investments and deposits; (ii) the Company’s beliefs and expectations regarding actions that may be taken by regulatory authorities having oversight of its operation and interest rates; (iii) the Company’s beliefs as to the adequacy of its existing and anticipated allowances for loan and real estate losses and its expectations about the loss potential in its nonperforming loans; (iv) the Company’s beliefs and expectations concerning future operating results; (v) the growth of its loan portfolio, changes in its loan mix and changes in its net interest margin; and (vi) the strength of the economy and the increasing levels of competition in its service area.  Additional information on these and other factors that could affect financial results may be found in the Company’s 2005 Annual Report as filed on form 10-K, included in “Item 1A. Risk Factors.”  When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties.  We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Critical Accounting Policies and Estimates   This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-Q, are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements require Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies.  A summary of the more significant accounting policies of the Company can be found in Note 1 to the financial statements which is included in Item 8 of the Company’s Annual Report on Form 10-K and in the Management’s Discussion and Analysis included in Item 7 of that same report entitled “Critical Accounting Policies and Estimates.”

Merger Agreement    On November 1, 2006, the Company and VIB Corp entered into an agreement and plan of merger pursuant to which Mid-State Bancshares will be merged into VIB Corp and Mid-State Bank & Trust will be merged into VIB Corp’s subsidiary bank, Rabobank, National Association (“Rabobank”).  Subject to the terms and conditions of the merger agreement, at the closing the Company’s common stock shareholders will receive $37.00 in cash for each share of the Company’s common stock that they own.  The merger is subject to customary closing conditions, including the approval of the Company’s shareholders and banking regulators.  Once all approvals are received, the merger is expected to close in the second quarter of 2007.

Selected Financial Data - Summary   The following table provides certain selected consolidated financial data as of and for the three and nine months ending September 30, 2006 and 2005 (unaudited in 000’s, except per share data).

	At or for the 3 months ended		At or for the 9 months ended
(In 000’s, except per share data	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Interest Income	$37,223	$32,923	$107,988	$94,059
Interest Expense	7,472	4,324	19,316	10,731
Net Interest Income	29,751	28,599	88,672	83,328
Provision for Loan Losses	—	—	—	—
Net Interest Income after provision for loan losses	29,751	28,599	88,672	83,328
Non-interest income	5,467	5,271	16,406	16,044
Non-interest expense	21,276	19,473	63,827	57,019
Income before income taxes	13,942	14,397	41,251	42,353
Provision for income taxes	5,085	4,905	14,697	14,259
Net Income	$8,857	$9,492	$26,554	$28,094

Per share:
Net Income - basic	$0.40	$0.42	$1.19	$1.23
Net Income - diluted	$0.39	$0.41	$1.17	$1.20
Weighted average shares used in Basic E.P.S. calculation	22,055	22,709	22,247	22,869
Weighted average shares used in Diluted E.P.S. calculation	22,501	23,231	22,720	23,388
Cash dividends	$0.18	$0.16	$0.54	$0.48
Book value at period-end			$12.45	$12.01
Tangible book value at period end			$10.02	$9.60
Ending Shares			22,050	22,623

Financial Ratios
Return on assets (annualized)	1.50%	1.57%	1.51%	1.60%
Return on tangible assets (annualized)	1.53%	1.60%	1.54%	1.64%
Return on equity (annualized)	12.91%	13.65%	12.95%	13.62%
Return on tangible equity (annualized)	16.09%	17.03%	16.12%	17.01%
Net interest margin	5.60%	5.22%	5.61%	5.27%
Net interest margin (taxable equivalent yield)	6.04%	5.63%	6.02%	5.69%
Net loan (recoveries) losses to avg. loans	(0.04%)	0.49%	(0.01%)	0.21%
Efficiency ratio	60.4%	57.5%	60.7%	57.4%

Period Averages
Total Assets	$2,348,298	$2,401,998	$2,356,728	$2,349,750
Total Tangible Assets	2,294,536	2,347,308	2,302,749	2,294,719
Total Loans (includes loans held for sale)	1,565,655	1,517,357	1,548,919	1,470,976
Total Earning Assets	2,108,389	2,172,310	2,115,075	2,113,833
Total Deposits	2,004,911	2,082,464	2,011,479	2,032,504
Common Equity	272,156	275,854	274,160	275,846
Common Tangible Equity	218,393	221,164	220,180	220,815

(In 000’s, except per share data)	Sept. 30, 2006	Sept. 30, 2005
Balance Sheet - At Period-End
Cash and due from banks	$96,450	$130,602
Investments and Fed Funds Sold	544,450	649,815
Loans held for sale	12,675	10,391
Loans, net of deferred fees, before allowance for loan losses	1,573,970	1,497,704
Allowance for Loan Losses	(12,016)	(11,532)
Goodwill and core deposit intangibles	53,669	54,541
Other assets	98,066	90,852
Total Assets	$2,367,264	$2,422,373
Non-interest bearing deposits	$533,961	$589,601
Interest bearing deposits	1,485,530	1,516,361
Other borrowings	48,595	23,680
Allowance for losses - unfunded commitments	1,975	1,839
Other liabilities	22,610	19,206
Shareholders’ equity	274,593	271,686
Total Liabilities and Shareholders’ equity	$2,367,264	$2,422,373
Asset Quality & Capital - At Period-End
Nonaccrual loans	$205	$8,323
Loans past due 90 days or more	—	—
Other real estate owned	—	—
Total nonperforming assets	$205	$8,323

Allowance for losses to loans, gross (1)	0.9%	0.9%
Nonaccrual loans to total loans, gross	0.0%	0.6%
Nonperforming assets to total assets	0.0%	0.3%
Allowance for losses to nonperforming loans (1)	6824.9%	160.7%

Equity to average assets (leverage ratio)	9.6%	9.2%
Tier One capital to risk-adjusted assets	11.3%	11.5%
Total capital to risk-adjusted assets	12.0%	12.2%

(1) Includes allowance for loan losses and allowance for losses - unfunded commitments

Performance Summary   The Company posted net income of $8.9 million for the three months ended September 30, 2006 compared to $9.5 million in the like 2005 period.  On a per share basis, diluted earnings per share were $0.39 in the 2006 period compared to $0.41 in the same quarter of 2005.  These earnings represent an annualized return on assets (R.O.A.) of 1.50% in the 2006 period compared to 1.57% in the same quarter of 2005.  The annualized return on equity was 12.91% for the third quarter of 2006 compared to 13.65% in the third quarter of 2005.  For the nine month period ended September 30, 2006, the Company posted net income of $26.6 million compared to $28.1 million in the like 2005 period.  On a per share basis, diluted earnings per share were $1.17 in the 2006 period compared to $1.20 in the year earlier period.  These results represented a R.O.A. of 1.51% in the 2006 period compared to 1.60% in the 2005 period.  The annualized return on equity was 12.95% for the first three quarters of 2006 compared to 13.62% in the year earlier period.  Results in 2006 were influenced by increases in non-interest expense of $1.8 million and $6.8 million for the three month and nine month periods of 2006, respectively, compared to 2005.  These higher costs related primarily to staffing increases for growth and regulatory compliance, benefit cost increases, and continuing increased professional fees for compliance with Sarbanes-Oxley and regulatory requirements.  The increase was also partly due to compensation expense recognized with the adoption of SFAS No. 123(R), “Share-Based Payments”.  As discussed above, SFAS No. 123(R) requires that the Company measure the cost of employee services received in exchange for an award of equity instruments and recognize the cost over the period during which the employee is required to provide service.  The adoption of the new statement alone resulted in an after-tax charge to earnings of approximately $419 thousand, or $0.02 per share in the third quarter of 2006 and $1.2 million for the nine month period, or $0.05 per share.

The Company’s leverage capital ratio was 9.6% at September 30, 2006, up from 9.2% one year earlier.  This ratio is substantially above regulatory requirements for “well capitalized” banks.

Net Interest Income   The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest bearing liabilities, and changes in interest rates on net interest income for the three month periods ended September 30, 2006 and 2005.

	3 months ended			3 months ended			2006 Compared to 2005
	Sept. 30, 2006			Sept. 30, 2005			Composition of Change
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Change Due To:		Total
($ in 000’s)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS
Loans	$1,565,655	$31,474	7.98%	$1,517,358	$26,780	7.00%	$912	$3,782	$4,694
Investment Securities	497,382	5,168	4.12%	601,206	5,687	3.75%	(1,030)	511	(519)
Fed Funds, Other	45,353	581	5.08%	53,746	456	3.37%	(89)	214	125
TOTAL EARNING ASSETS	2,108,390	37,223	7.00%	2,172,310	32,923	6.01%	(207)	4,507	4,300

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	998,103	2,143	0.85%	1,085,979	1,391	0.51%	(151)	903	752
Time Deposits	478,868	4,820	3.99%	419,204	2,699	2.55%	492	1,629	2,121
Interest Bearing Deposits	1,476,971	6,963	1.87%	1,505,183	4,090	1.08%	342	2,531	2,873

Other Borrowings	48,358	509	4.18%	24,035	234	3.86%	246	29	275

TOTAL INTEREST BEARING LIABILITIES	1,525,329	7,472	1.94%	1,529,218	4,324	1.12%	588	2,560	3,148

NET INTEREST INCOME	$2,108,390	$29,751	5.60%	$2,172,310	$28,599	5.22%	$(795)	$1,948	$1,152

Mid-State’s annualized yield on interest earning assets was 7.00% for the three months ended September 30, 2006 (7.45% on a taxable equivalent basis) compared to 6.01% in the like 2005 period (6.42% on a taxable equivalent basis).  The increase in yield is related to the general increase in interest rates.  The Prime Rate, to which many of the Bank’s loans are tied, averaged 8.25% in the third quarter of 2006 compared to 6.42% in the like period of 2005. Annualized interest expense as a percent of interest bearing liabilities also increased from 1.12% in the third quarter of 2005 to 1.94% in the comparable 2006 period.

Overall, Mid-State’s annualized net interest income, expressed as a percent of earning assets, increased from 5.22% for the third quarter of 2005 (5.63% on a taxable equivalent basis) to 5.60% in the comparable 2006 period (6.04% on a taxable equivalent basis).  Annualized net interest income as a percent of average total assets increased from 4.72% in the three months ended September 30, 2005 (5.09% taxable equivalent) to 5.03% in the comparable 2006 period (5.42% taxable equivalent).  Both the impact of the increase in general interest rates and the increase in volume of loans, which are higher yielding assets, contributed to the $1.2 million increase in net interest income.  The Company has altered the mix of its earning asset base in favor of more loans, resulting in fewer investment securities held.  Steps taken in this direction have included the restructuring of the commercial banking division, focused promotions of certain small business and consumer loan products, and retention of certain jumbo, residential, adjustable rate mortgages.  The mix improved across the comparable three month periods with loans averaging 74.3% of earning assets for 2006 compared to 69.8% in the like 2005 period.   Earning assets averaged $63.9 million lower for the three months ended September 30, 2006 compared to the like 2005 period ($2,108.4 million compared to $2,172.3 million).  Average interest bearing deposits in this same time-frame were down $28.2 million, ($1,477.0 million compared to $1,505.2 million).  The funding of the loan growth came primarily from an increase in other borrowings, predominantly Federal Home Loan Bank advances, which increased, on average, $24.3 million across the comparable periods.

The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest bearing liabilities, and changes in interest rates on net interest income for the nine month period ended September 30, 2006 and 2005.

	9 months ended			9 months ended			2006 Compared to 2005
	Sept. 30, 2006			Sept. 30, 2005			Composition of Change
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Change Due To:		Total
($ in 000’s)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	$1,548,919	$90,647	7.82%	$1,470,976	$76,533	6.96%	$4,308	$9,806	$14,114
Investment Securities	534,407	16,196	4.05%	607,543	16,724	3.68%	(2,115)	1,587	(528)
Fed Funds, Other	31,749	1,145	4.82%	35,314	802	3.04%	(105)	448	343
TOTAL EARNING ASSETS	2,115,075	107,988	6.83%	2,113,833	94,059	5.95%	2,089	11,840	13,929

INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	1,027,849	5,302	0.69%	1,079,365	3,321	0.41%	(212)	2,193	1,981
Time Deposits	457,873	12,394	3.62%	408,499	6,756	2.21%	1,077	4,561	5,638
Interest Bearing Deposits	1,485,722	17,696	1.59%	1,487,864	10,077	0.91%	864	6,755	7,619

Other Borrowings	49,816	1,620	4.35%	22,801	654	3.83%	827	139	966

TOTAL INTEREST BEARING LIABILITIES	1,535,538	19,316	1.68%	1,510,665	10,731	0.95%	1,691	6,894	8,585

NET INTEREST INCOME	$2,115,075	$88,672	5.61%	$2,113,833	$83,328	5.27%	$398	$4,946	$5,344

Mid-State’s annualized yield on interest earning assets was 6.83% for the nine months ended September 30, 2006 (7.24% on a taxable equivalent basis) compared to 5.95% in the like 2005 period (6.37% on a taxable equivalent basis).  The increase in yield is related to the general increase in interest rates.  The Prime Rate, to which many of the Bank’s loans are tied, averaged 7.86% in the first nine months of 2006 compared to 5.93% in the like period of 2005. Annualized interest expense as a percent of interest bearing liabilities also increased from 0.95% in the first three quarters of 2005 to 1.68% in the comparable 2006 period.

Overall, Mid-State’s annualized net interest income, expressed as a percent of earning assets, increased from 5.27% for the nine months ended September 30, 2005 (5.69% on a taxable equivalent basis) to 5.61% in the comparable 2006 period (6.02% on a taxable equivalent basis).  Annualized net interest income as a percent of average total assets increased from 4.74% in the nine months ended September 30, 2005 (5.12% taxable equivalent) to 5.03% in the comparable 2006 period (5.40% taxable equivalent).  Both the impact of the increase in general interest rates and the increase in volume of earning assets contributed to the $5.3 million increase in net interest income.  As mentioned above, the Company has altered the mix of its earning asset base in favor of more loans, resulting in fewer investment securities held.  Steps taken in this direction have included the restructuring of the commercial banking division, focused promotions of certain small business and consumer loan products, and retention of certain jumbo, residential, adjustable rate mortgages.  The mix did improve across the comparable nine month periods with loans averaging 73.2% of earning assets for 2006 compared to 69.6% in the like 2005 period.   Earning assets averaged $1.2 million higher for the nine months ended September 30, 2006 compared to the like 2005 period ($2,115.1 million compared to $2,113.8 million).  Average interest bearing deposits in this same time-frame were down $2.1 million, ($1,485.7 million compared to $1,487.9 million).  The funding of the earning asset growth also came from an increase in other borrowings which increased, on average, $27.0 million across the comparable periods.

The Company’s net interest margin, which had generally been increasing in the rising rate environment of 2005, has flattened out in 2006 in the wake of intense deposit competition.  This has translated to relatively flat net interest income for the Company in recent quarters.  Average loans in the third quarter of 2006 were 0.3% ahead of the second quarter of this year while average total deposits increased by 0.3% over the same period.  Securing deposits or other borrowings at a reasonable cost to fund loan growth has become more challenging.  The Company began implementing promotions during the third quarter to bolster deposit growth which resulted in higher total deposits of more than $33 million at September 30, 2006 compared to June 30, 2006 balances.  The Company plans to continue these promotions for the balance of the year.

Provision and Allowance for Loan Losses   For the three month and nine month periods ended September 30, the Company did not make a provision for loan losses in either the 2006 or 2005 periods.  It did, however, provide an additional $95 thousand for losses on unfunded commitments during the third quarter of 2006.  Management believes that the allowance for loan losses and allowance for losses - unfunded commitments, which collectively stand at 0.9% of total loans at September 30, 2006, are adequate to cover inherent losses in the portfolio.  Management has determined that the specific reserves calculated and required for its nonperforming loans and the general loan loss reserve are sufficient to offset potential losses that exceed the supporting collateral arising from less than full recovery of the loans.  In determining these reserves, the Company has considered economic factors that may impact collectibility even though specific reserves have not yet had to be assigned.  These economic factors include, but are not limited to, cyclical changes in business activity, changing patterns of tourism, changing markets for agricultural products, changing patterns of retail and real estate sales activity, real estate pricing, rising interest rates and others.

Nonperforming loans consist of loans on nonaccrual and loans past due 90 days or more but still accruing interest.  The $14.0 million of collective allowances for credit losses is approximately 6,825% of the level of nonperforming loans at September 30, 2006 compared to 161% one year earlier.  The large increase in coverage from one year earlier is the result of a large drop in the level of nonperforming loans.  The reduction in nonperforming loans was due primarily to the payoff of one large relationship totaling $7.2 million, of which $1.4 million was repaid in the second quarter of 2006 and $5.8 million was repaid during the fourth quarter of 2005.  Reserves, however, which were freed up with these improvements, were absorbed to cover additional losses inherent in the Company’s real estate construction and land development loans, commercial and residential real estate loans and agricultural loans.  These sectors are now believed to have a modestly higher level of loss inherent in them compared to Management’s view earlier in the year, due particularly to a softening real estate market and weather related issues experienced by certain of the Company’s agricultural customers.

Nonperforming loans were $0.2 million at September 30, 2006 compared to $8.3 million one year earlier and $2.5 million at December 31, 2005.  Management is not aware of any loans as of September 30, 2006 that would have a significant impact on nonperforming loans for which known credit problems of the borrower would cause serious doubts as to the ability of such borrower to comply with its present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date.

Specific reserves have been established for potential losses inherent in all of the Company’s impaired loans and Management believes the balance is adequate at the present time.  These specific reserves are included in the Company’s overall allowance for loan losses described above.  The Company has not held any other real estate owned (property acquired through loan foreclosure) over the last twelve months.  A combination of loan payoffs and improvements in the underlying credit quality of certain borrowers has also led to a drop in internally classified assets over this period.  Internally classified assets are loans or leases that have been classified as special mention, substandard or doubtful based upon specific review.  The improving trend in nonperforming loans, improvements in the level of internally classified assets, net recoveries from the Company’s on-going collection efforts and the positive local economic conditions have improved the Company’s asset quality and contributed to the Company’s decision to make no provision for loan losses during the quarter or the first nine months of the year.

Changes in the allowances for losses for the periods ended September 30, 2006, and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
($ in 000’s)	2006	2005	2006	2005
Balance at beginning of period:
Allowance for loan losses	$11,855	$13,403	$11,896	$13,799
Allowance for losses-unfunded commitments	1,880	1,759	1,761	1,783
Total allowances for losses at beginning of period	13,735	15,162	13,657	15,582
Additions (reductions) to the allowance for losses — unfunded commitments charged to expense	95	80	214	56
Additions to the allowance for loan losses charged to provision	—	—	—	—
Loans charged off	(45)	(2,310)	(334)	(3,004)
Recoveries of loans previously charged-off	206	439	454	737
Total allowances for losses-end of quarter	$13,991	$13,371	$13,991	$13,371

Allowance for loan losses	$12,016	$11,532	$12,016	$11,532
Allowance for losses-unfunded commitments	1,975	1,839	1,975	1,839
Total allowances for losses-end of quarter	$13,991	$13,371	$13,991	$13,371

Allowances for losses to loans, gross	0.9%	0.9%	0.9%	0.9%
Allowances for losses to nonperforming loans	6824.9%	160.7%	6824.9%	160.7%
Nonaccrual loans to total loans, gross	0.0%	0.6%	0.0%	0.6%
Nonperforming assets to total assets	0.0%	0.3%	0.0%	0.3%

At September 30, 2006, the recorded investments in loans, which have been identified as impaired totaled $205,000.  Of this amount, $149,000 related to loans with no valuation allowance and $56,000 related to loans with a corresponding valuation allowance of $12,000.  Impaired loans totaled $8,391,000 at September 30, 2005, of which $7,096,000 related to loans with no valuation allowance and $1,295,000 related to loans with a corresponding valuation allowance of $446,000.  The valuation allowance for impaired loans is included within the general allowance shown above and netted against loans on the consolidated statements of financial position.  For the quarter ended September 30, 2006, the average recorded investment in impaired loans was $424,000 compared to $6,537,000 in the 2005 period.  A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.

Non-interest Income   Non-interest income for the third quarter of 2006 was $5.5 million, compared to $5.3 million earned in the 2005 period.  For the full 9 months, non-interest income was $16.4 million in 2006 compared to $16.0 million in 2005.  The Company benefited from increases in service charges and fees, which included higher debit card and NSF fees in the 2006 periods compared to the like 2005 periods.  These were partially offset by declines in net gains on sale of securities and sale of loans.

Non-interest Expense   Staff expense was $12.0 million in the third quarter of 2006 compared to $11.1 million in the like 2005 period.  For the nine months year-to-date, salaries and benefits totaled $36.6 million in 2006 compared to $32.8 million in 2005.  Approximately $490 thousand (pre-tax) of the increase for the quarter and $1.4 million (pre-tax) of the increase for the 9 months year-to-date related to the adoption of SFAS 123(R) and the expensing of share based payment awards previously discussed.  We now expect the accounting change will reduce earnings by approximately $1.7 million after-tax in 2006.  An additional $315 thousand of the increase across the two quarters, and $1.6 million across the two nine month periods, represents higher salary expense relating to a combination of hiring additional personnel to staff up for the Westlake village branch location which was opened during the quarter, increasing staff for compliance purposes (especially as it relates to Bank Secrecy Act and USA Patriot Act provisions) and regular salary increases across the Company.  Benefit costs also increased $45 thousand and $856 thousand in comparing the three month and nine month periods ending September 30, respectively, primarily for increased group insurance costs and incentive programs.

Occupancy and furniture expense increased $275 thousand from $3.1 million in the 2005 period to $3.4 million in the third quarter of 2006.  Year-to-date, these expenses were up $588 thousand to $9.7 million in 2006.  Modest increases in rental expense and maintenance expense accounted for the increase.

Other operating expense increased $678 thousand from $5.3 million in the third quarter of 2005 to $5.9 million in the comparable 2006 period.  For the nine months ended September 30, the increase was $2.3 million to $17.5 million in 2006 compared to $15.1 million in 2005.  These changes were primarily the result of increases in accounting, auditing, and professional services of $337 thousand across the comparable quarters and $1.2 million between the nine month year-to-date periods.  Management expects accounting, auditing and professional services to continue at higher expense levels in view of the continuing costs of compliance with Sarbanes-Oxley legislation and the Bank Secrecy Act.

Provision for Income Taxes   The provision for income taxes in 2006 was 36.5% and 35.6% of pre-tax income for the three months and nine months ended September 30, 2006, respectively.  This compares to 34.1% in the third quarter of 2005 and 33.7% for the nine month period.  The primary reason for the increase in the effective tax rate year over year has been the fact that compensation costs associated with incentive stock options are now recognized against income, along with all other share based awards, in accordance with SFAS123(R), as described in Note E to these financial statements.  This additional book expense, however, does not generate a tax deduction for the Company and, thus creates a higher effective tax rate against book income.  If, in the future, there are disqualifying dispositions of the shares issued in the exercise of those incentive stock options, the Company will receive a tax deduction and show a benefit in it’s effective tax rate in that period.  While the normal combined federal and state statutory tax rate is 42% for Mid-State Bancshares, the tax-exempt income generated by its municipal bond portfolio is the primary reason that the effective rate has been lower in both 2006 and 2005.

Balance Sheet   Total assets at September 30, 2006 totaled $2.367 billion, compared to the level one year earlier of $2.422 billion.  Total deposits declined 4.1% to $2.019 billion from $2.106 billion one year earlier.  Time deposits under $100 thousand increased from $232.1 million one year earlier to $253.1 million at period end and time deposits over $100 thousand increased by $35.3 million.  Management believes that the higher relative levels of time deposits with balances over $100 thousand is not the result of any change in pricing methodology on its part, but rather, reflects greater depositor sensitivity to today’s rising interest rate levels with funds from other deposit categories flowing into this category.  Non-interest Bearing Demand also decreased from $589.6 million one year earlier to $534.0 million in the current year.  All other core deposit categories of NOW, Money Market and Savings decreased to $1.001 billion from $1.088 billion one year earlier.  Loan activity over the last year has increased, with net loans increasing by $75.8 million from $1.486 billion to $1.562 billion at period-end.  Loans held for sale (single family, mortgage originations) increased to $12.7 million from $10.4 million one year earlier.  Stockholders’ equity increased by $2.9 million when comparing September, 2006 over September, 2005 (see below under Capital Resources for a recap of the components of this change).

The Company’s mix of earning assets has improved in recent quarters with loans now averaging 74.3% of average earning assets in the third quarter of 2006 compared to 69.8% in the comparable 2005 period.  These higher yielding assets relative to investments and fed funds sold helped contribute to the Company’s higher net interest margin from one year earlier.  Going forward, however, the impact of competitive pricing on new loans resulting from increased competition from other local community banks, continued intense competition from the major banks, and the expanded influence of “conduit” financing (the making of loans at attractive rates to borrowers which are pooled together, packaged and sold by Wall Street firms as commercial mortgage backed securities to investors) in the Bank’s trade area by non-banks may lead to additional pressure on the yield from the loan portfolio.   This could contribute to a possible drag on the net interest margin in future periods, notwithstanding the benefit to the Bank of having half of the portfolio tied to Prime in a rising rate environment.  Management also believes that with increased interest rates and more intense pricing pressure affecting competition, the growth rates enjoyed in the real estate sector of the loan portfolio are likely to slow.  Therefore, additional emphasis in 2006 is being placed on growing the Company’s commercial and industrial loans.  Displayed below is a summary of loans outstanding by type as of September 30, 2006 and 2005 (excludes loans held for sale).

	Sept. 30,
($ in 000’s)	2006	2005
Construction and development loans	$287,865	$269,483
Real estate loans	850,657	790,588
Home equity credit lines	158,824	185,761
Installment loans	18,800	17,906
Cash reserve	2,861	3,406
Agricultural production	36,593	29,810
Commercial, other	222,066	204,402
	1,577,666	1,501,356
Less allowance for loan losses	(12,016)	(11,532)
Less deferred loan fees, net	(3,696)	(3,652)
Total loan portfolio	$1,561,954	$1,486,172

Mid-State Bancshares’ loan to deposit ratio of 77.9% at September 30, 2006 is up from the 71.1% ratio one year earlier but down slightly from the 78.7% at June 30, 2006.  There is internal liquidity to fund increases in this ratio through liquidation of Mid-State’s $493.8 million investment portfolio which is categorized entirely as available for sale.  The Company can also fund additional loan growth through the accumulation of additional deposits or through additional borrowings, such as from the Federal Home Loan Bank.  The Bank’s internal policy is to maintain its loan to deposit ratio between 60% and 80%.

Investment Securities and Fed Funds Sold   Of the $493.8 million portfolio at September 30, 2006, approximately 4% is invested in U.S. treasury securities, 24% is invested in U.S. government agency obligations, 71% is invested in municipal and corporate securities and 1% is invested in mortgage-backed securities.  On a combined basis, eighty-one percent of all investment securities and fed funds sold mature within five years.  Approximately 33% of the total portfolio matures in less than one year.  The Company’s investment in mortgage-backed securities consist of investments in FNMA and FHLMC pools which have contractual maturities of up to 15 years.  The actual time of repayment may be shorter due to prepayments made on the underlying collateral.

A summary of investment securities owned at September 30, 2006 is as follows:

		Gross	Gross
($ in 000’s)	Cost	Unrealized	Unrealized	Market
Securities Available For Sale	Basis	Gains	Losses	Value
U.S. Treasury securities	$16,767	$—	$(116)	$16,651
Securities of U.S. government agencies and corporations	120,983	47	(921)	120,109
Mortgage backed securities	6,629	148	(122)	6,655
Obligations of states and political subdivisions	333,297	3,482	(1,239)	335,540
Other investments	14,854	4	(63)	14,795
Total	$492,530	$3,681	$(2,461)	$493,750

December 31, 2005

		Gross	Gross
($ in 000’s)	Cost	Unrealized	Unrealized	Market
Securities Available For Sale	Basis	Gains	Losses	Value
U.S. Treasury securities	$22,868	$—	$(222)	$22,646
Securities of U.S. government agencies and corporations	216,218	171	(1,802)	214,587
Mortgage backed securities	8,672	313	(46)	8,939
Obligations of states and political subdivisions	354,356	4,342	(2,047)	356,651
Other investments	16,559	22	(72)	16,509
Total	$618,673	$4,848	$(4,189)	$619,332

The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006.

	Less than 12 months		12 months or more		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
($ in 000’s)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$5,021	$(1)	$11,630	$(115)	$16,651	$(116)
Securities of U.S. government agencies and corporations	10,018	(4)	105,041	(917)	115,059	(921)
Mortgage backed securities	—	—	2,986	(122)	2,986	(122)
Obligations of states and political subdivisions	4,715	(4)	112,392	(1,235)	117,107	(1,239)
Other investments	—	—	3,942	(63)	3,942	(63)
Total	$19,754	$(9)	$235,991	$(2,452)	$255,745	$(2,461)

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

Capital Resources   On June 15, 2005 the Board authorized the repurchase of up to five percent of its outstanding shares, or up to 1,141,373 additional shares of the Company’s common stock.  This authorization does not have an expiration date.  There were 84,794 shares of the Company’s common stock repurchased in the third quarter of 2006 at an average price of $26.99 per share.  For the nine months ended September 30, 2006, there were 608,876 shares repurchased at an average price of $27.79 per share.  As of September 30, 2006, the Company can repurchase up to 207,799 additional shares under the June 2005 authorization.  For the three months and nine months ended September 30, 2005, 213,635 and 723,192 shares were repurchased, respectively, at an average price of $29.02 and $27.26, respectively.  Due to negotiation of the merger agreement discussed in Note I to these financial statements, the stock repurchase program was suspended.

In other matters concerning capital, the Board of Directors declared quarterly dividends of $0.18 per share in each of the first three quarters of 2006 compared to $0.16 declared in each of the first three quarters of 2005.

Liquidity   The focus of the Company’s liquidity management is to ensure its ability to meet cash requirements.  Sources of liquidity include cash, due from bank balances (net of Federal Reserve requirements to maintain reserves against deposit liabilities), fed funds sold, investment securities (net of pledging requirements), loan repayments, deposits and fed funds borrowing lines.  Typical demands on liquidity are deposit run-off from demand deposits and savings accounts, maturing time deposits, which are not renewed, and anticipated funding under credit commitments to customers.

In January of 2006, the Company added $25.0 million of additional borrowings from the Federal Home Loan Bank (FHLB) in the form of a five year fixed rate credit advance at 4.75%.  The borrowing reflects the Company’s on-going desire to diversify its funding sources at a reasonable cost, allowing it to create a profitable spread for the income statement.

The Company has adequate liquidity at the present time.  Its loan to deposit ratio at September 30, 2006 was 77.9% versus 71.1% one year earlier and compared to its targeted internal policy ratio of 60% to 80%.  The Company’s internally calculated liquidity ratio stands at 25.3% at September 30, 2006, which is above its minimum policy of 15% and below the 32.2% level of September 30, 2005.  Management is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

Contractual Obligations   As of September 30, 2006, the Company had the following contractual obligations.  Long term debt represents fixed rate borrowings that the Company has obtained from the FHLB of San Francisco.

	One Year	Over One to	Over Three to	Over
	Or Less	Three Years	Five Years	Five Years	Total
Long Term Debt	$—	$20,000	$27,000	$—	$47,000
Operating Leases	2,125	3,774	3,202	2,624	11,725
Total Obligations	$2,125	$23,774	$30,202	$2,624	$58,725

Off Balance Sheet Transactions and Other Related Transactions   Off-balance sheet arrangements are any contractual arrangements to which an unconsolidated entity is a party, under which the Company has: 1) any obligation under a guarantee contract; 2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; 3) any obligation under certain derivative instruments; or 4) any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.  In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit.

The Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $39.1 million at September 30, 2006, down from $52.0 million one year earlier.  Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $699.7 million, which was up from the $645.3 million outstanding one year earlier.  The Company has an allowance for losses-unfunded commitments totaling $1,975,000 and $1,839,000 at September, 2006 and 2005, respectively, to cover losses inherent in its letter of credit accommodations and undisbursed loan commitments.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by Mid-State which reside off-balance sheet.  There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

The Company does make loans and leases to related parties (directors and officers) in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons of similar creditworthiness, and in the opinion of Management, have not involved more than the normal risk of repayment or presented any other unfavorable features.  These loans and leases, including unfunded commitments, totaled $33.9 million and $12.7 million at September 30, 2006 and 2005, respectively.

In the ordinary course of business, the Company is a party to various operating leases.  For a more detailed discussion of these financial instruments, refer to Note 6 of the Company’s consolidated financial statements contained in Item 8 of Part II of the Company’s December 31, 2005 Annual Report on Form 10K.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company expects its risk exposure to changes in interest rates to remain manageable and well within acceptable policy ranges.  A review as of September 30, 2006 of the potential changes in the Company’s net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +4.0% and —6.7% of the base case (rates unchanged) of $133.8 million.  The Company’s policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months.  Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Company’s net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significantly	-6.7%
(Prime down to 5.25% over 10 months)

Rates Down Significantly	-4.0%
(Prime down to 6.25% over 11 months)

Rates Down Slightly	-1.8%
(Prime down to 7.25% over 11 months)

Base Case - Rates Unchanged	—
(Prime unchanged at 8.25%)

Rates Up Slightly	+1.1%
(Prime up to 9.25% over 11 months)

Rates Up Significantly	+1.8%
(Prime up to 10.25% over 11 months)

Rates Up Very Significantly	+4.0%
(Prime up to 11.25% over 10 months)

Net interest income under the above scenarios is influenced by the characteristics of the Company’s assets and liabilities.  In the case of NOW, savings and money market deposits (total $1.001 billion) interest is based on rates set generally at the discretion of management ranging from 0.25% to 2.00%.  In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments.  In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

It is important to note that the above table is a summary of several forecasts and actual results may vary.  The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time.  Factors affecting these estimates and assumptions include, but are not limited to - competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses.  Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s net interest income.  Therefore the results of this analysis should not be relied upon as indicative of actual future results.  Historically, the Company has been able to manage its Net Interest Income in a fairly narrow range reflecting the Company’s relative insensitivity to interest rate changes.  The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 calendar years (2001 – 2005), the Company’s net interest margin (which is net interest income divided by average earning assets of the Bank) had ranged from a low of 4.95% to a high of 6.06% (not taxable equivalent). The Company’s net interest margin in 2005 of 5.32% is in the middle of this range by historical standards, coming off the higher levels experienced in 2001 of 6.06% and the low in 2004 of 4.95%.  Recent increases in interest rates (e.g. – seventeen 25 basis point increases in the Federal Funds Rate and Prime Rate) which began at the end of June 2004 have led to an improving net interest margin for the Company to 5.61% for the first nine months of 2006.  The net interest margin under the forecasted alternative scenarios ranges from 5.67% to 6.31%.  Management believes this range of scenarios is reasonable given current interest rate levels, but no assurances can be given that actual future experience will fall within this range, especially if core deposit growth is not as great as envisioned in the forecast of 4.2%.  Indeed, during the first three quarters of 2006, the net interest margin has been relatively flat at 5.61% in the first two calendar quarters and 5.60% in the third quarter. There was a small decline in total deposits led mostly by a drop in core deposits such as checking, savings and money market accounts through the early months of 2006 coupled with growth in the loan portfolio. Securing deposits at a reasonable cost to fund loan growth has been more challenging in 2006.  The Company has promotions planned through the balance of the year to bolster deposit growth.

The impact of competitive pricing on new loans resulting from increased competition from other local community banks, continued intense competition from the major banks, and the expanded influence of “conduit” financing in the Company’s trade area by non-banks (the making of loans at attractive rates to borrowers which are pooled together, packaged and sold by Wall Street firms as commercial mortgage backed securities to investors) partially offset the benefit received from the higher prime rate this year.  While the upward movement in the Prime Rate is generally positive for the Company’s net interest margin, the influences of competitive pricing and the refinancing of existing loans at lower rates can, and has to some extent, offset these benefits.  Additionally, the Company’s discretionary priced liabilities such as NOW, Savings and Money Market accounts have come under increasing pressure to have their pricing increased in the current rate environment.  In many cases, customers have moved funds from these lower paying instruments to time deposits carrying higher rates of interest.  Moreover, existing time deposits are also rolling over at ever higher interest rate levels further contributing to downward pressure on the net interest margin.  And, further exacerbating the above issues, core deposits have actually declined so far in 2006, making the Company more reliant on higher costing funding sources such as time deposits and other borrowings.  While the Company’s margin has generally improved since the Federal Reserve began raising short term rates in 2004, there can be no guarantee that this will continue and in fact, Management believes it will tend to stabilize near current levels.

The Company’s exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil.  The Company does not own any instruments within these markets.

Item 4 - Controls and Procedures

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. — Risk Factors

There were no material changes during the third quarter of 2006 in the risk factors disclosed in the Company’s December 31, 2005 Annual Report on Form 10K.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

On June 15, 2005 the Board authorized the repurchase of up to five percent of its outstanding shares, or up to 1,141,373 additional shares of the Company’s common stock.  This authorization does not have an expiration date.  There were 84,794 shares of the Company’s common stock repurchased in the third quarter of 2006 at an average price of $26.99 per share.  All of these shares were purchased in open market transactions.  As of September 30, 2006, the Company can repurchase up to 207,799 additional shares under the June 2005 authorization.

The following table provides the information with respect to the purchases made under the publicly announced stock repurchase programs during the quarter ended September 30, 2006.  All of these shares were purchased in open market transactions or in block purchases or in privately negotiated transactions in compliance with Securities and Exchange Commission (SEC) rules.

	Total	Average Price	Remaining Shares	Dollar Value of Shares
	Number of	Paid	That May be Purchased	That May be Purchased
Month of	Shares Purchased	Per Share	Under the Authorization	Under the Authorization (1)
July 2006	84,794	$26.99	207,799	$5,608,495
Aug. 2006	—	$—	207,799	$5,625,119
Sept. 2006	—	$—	207,799	$5,685,381
Totals	84,794	$26.99	207,799	$5,685,381

(1) Value is based on the closing price of the Company’s stock at month-end multiplied by the number of shares that may be purchased under the authorization.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders during this quarter.

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

Mid-State Bancshares

Date: November 8, 2006	By:	/s/ JAMES W. LOKEY
JAMES W. LOKEY
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2006	By:	/s/ JAMES G. STATHOS
JAMES G. STATHOS
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.