Form 10-K
period 2006-12-31
MID-STATE BANCSHARES
filed 2007-03-16
CIK 1027324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20529

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Registrant’s telephone number, including area code : (805) 473-6829

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(no par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Role 405 of the Securities Act. Yes ☐  No☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006 was $619,383,016.

The number of shares of common stock of the registrant outstanding as of March 2, 2007 was 22,251,545.

This annual report on Form 10K is 117 pages long including the signature pages, certifications and consent.

i

PART I

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), including, without limitation, statements containing the words “estimates”, “believes”, “anticipates”, “intends”, “may”, “expects”, “could” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward- looking statements relate to, among other things, our current expectations regarding future operating results, net interest margin, strength of the local economy and allowance for credit losses. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, competition, natural disasters, growth in loans and deposits, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, economic, political and global changes arising from the war on terrorism and the conflict in Iraq, the occurrence of any event, change or other circumstances that could give rise to the termination of the agreement and plan of merger with Rabobank, the outcome of any legal proceedings that have been or may be instituted against the Company and others related to the agreement and plan of merger and the transactions contemplated thereby, failure to obtain shareholder approval or any other failure to satisfy other conditions required to complete the proposed merger, including required regulatory approvals, the amount of the costs, fees, expenses and charges related to the proposed merger and other factors referenced in this report, including in “Item 1A. Risk Factors.”  We can make no assurances regarding the likelihood of consummation of the merger described in this report. When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Rabobank Merger

On November 2, 2006, the Company and Rabobank announced that they had entered into an agreement and plan of merger through which Mid-State Bank & Trust will become part of the Rabobank Group. Upon completion, Mid-State Bank & Trust will be merged into Rabobank, N.A., Rabobank’s community banking subsidiary in California.

Under terms of the agreement and plan of merger, Rabobank will acquire all of the shares of Mid-State Bancshares, through a merger with a Rabobank subsidiary, for a purchase price of $37.00 per share in cash, or a total purchase price of approximately $851 million. This represented a 23% premium over the average share price of Mid-State Bancshares common stock in October of 2006. The transaction is expected to close in the second quarter of 2007, subject to approval by Mid-State Bancshares shareholders and the receipt of all required regulatory approvals. It is currently anticipated that the special meeting of shareholders to vote on the acquisition will be held on or about April 25, 2007 and a proxy statement containing information about the transaction will be sent out approximately 30 days in advance of such meeting to shareholders of record. If the transaction does not close on or before April 30, 2007, the Company may pay an additional cash dividend, or dividends, to shareholders as more fully described in Part II, Item 5 of this report.

Please see our Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006. Attached to that Report is a copy of the definitive agreement for the acquisition to which you are referred and by which this discussion is qualified in its entirety. See the section entitled “Where you can Find Additional Information” at the end of this Item 1 for how to get a copy of that Report. See also, Item 3 of this Report on Form 10-K entitled Legal Proceedings for information regarding a lawsuit filed in connection with the acquisition.

In reviewing this Annual Report on Form 10-K, please understand that the entire discussion of the Company, its business and all related disclosures herein is influenced to some extent by the acquisition by Rabobank which is expected to be consummated in the second quarter of 2007. Thus, the Company has focused its discussion on historical information and has omitted discussion of the future independent operations or prospects of the Company during this year or in the future unless otherwise required under SEC rules.

General

The Company, through the Bank, derives its income primarily from interest received on loans, and to a lesser extent, from interest on investment securities, fees received in connection with loans and other services offered, including loan servicing and deposit services. The Company’s major operating expenses are the interest it pays on deposits and borrowings and general operating expenses. The Company’s operations, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market, the fiscal and regulatory policies of the federal government and of the regulatory authorities that govern financial institutions. See, “Supervision and Regulation.”

Mid-State Bank & Trust was incorporated under the laws of the State of California and commenced operations on June 12, 1961 as a California state chartered bank. The Bank’s accounts are insured by the Federal Deposit Insurance Corporation (FDIC), but it is not a member of the Federal Reserve System. At December 31, 2006 the Company had total assets of approximately $2.4 billion, total deposits of $2.0 billion and total shareholders’ equity of $282 million.

The Bank operates 41 full service retail-banking offices along the central coast of California in Santa Barbara, San Luis Obispo and Ventura counties. The Bank’s headquarters is located in Arroyo Grande and it also serves the communities of Paso Robles, Cambria, Templeton,  Atascadero, Cayucos, Morro Bay, Los Osos, San Luis Obispo, Pismo Beach, Grover Beach, Guadalupe, Nipomo, Santa Maria, Orcutt, Lompoc, Vandenberg Village, Buellton, Santa Ynez, Solvang, Goleta, Oxnard, Camarillo, Ojai, Oak View, Ventura, Westlake Village and Santa Barbara. The headquarters’ street address is 1026 Grand Ave., Arroyo Grande, CA 93420. Its mailing address is P.O. Box 6002, Arroyo Grande, CA 93421-6002. The telephone number is: (805) 473-6829. The Bank can also be reached through its internet address at www.midstatebank.com. Investors can obtain copies of this Annual Report on Form 10-K or other filings made by the Company with the Securities and Exchange Commission (SEC) through this website which provides a link to the SEC internet website. See the section entitled “Where you can Find Additional Information” at the end of this Item 1.

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

Bank Subsidiaries

The Bank operates two wholly owned subsidiaries—Mid-Coast Land Company and MSB Properties, Inc. Mid-Coast Land Company was founded in 1984 pursuant to section 751.3 of the Financial Code of the State of California. Section 751.3 provided that state-chartered banks were authorized to invest in a corporation that engaged in real estate activities. Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA) which became law in December 1991, the Bank, through Mid-Coast Land Company, was required to divest itself of its real estate development activities. That process was completed in January 2003. The holdings and results of operations of Mid-Coast Land Company are included within the consolidated financial statements of the Company. On a stand-alone basis, Mid-Coast Land Company had after-tax earnings of $195 thousand in 2006, $409 thousand in 2005, and $379 thousand in 2004. For further information concerning Mid-Coast Land Company, see the Subsidiary Activity section of the Management’s Discussion and Analysis section included in Item 7 of this Report.

MSB Properties Inc. was incorporated under the laws of the State of California in May of 1968, allowing for the ownership of property which may be reasonably necessary for the expansion of the Bank’s business, or which is otherwise reasonably related to the conduct of the Bank’s business, pursuant to Section 752 of the Financial Code of the State of California.

The holdings and results of operations of MSB Properties are included within the consolidated financial statements of the Company. On a stand-alone basis, MSB Properties had earnings of $1.1 million, $1.2 million, and $1.2 million in 2006, 2005, and 2004, respectively. For further information concerning MSB Properties, see the Subsidiary Activity portions of the Management’s Discussion and Analysis section included in Item 7. of this Report.

Services

The Bank offers a full range of commercial banking services including checking accounts, NOW accounts, health savings accounts, savings accounts, money market accounts, and various types of time certificates of deposit (including various maturities and individual retirement accounts). The Bank makes a variety of construction and land development loans, real estate related loans, home equity credit lines, installment loans, agricultural and commercial loans, business equipment leases, Small Business Administration (SBA) and other government agency loans. Other services offered by the Bank include, but are not limited to, trust services, safe deposit boxes, travelers cheques, notary public, merchant depository services for VISA and Mastercard, cash management, home banking, telephone voice response system and ATM’s. The Bank’s organization and structure is designed to serve the banking needs of individuals and small to medium sized businesses in Santa Barbara, Ventura and San Luis Obispo counties.

Deposit and Liability Management

Deposits represent the Bank’s primary source of funds. As of December 31, 2006 the Bank had approximately 42,809 non-interest bearing demand deposit accounts representing $523.1 million, or an average of $12,220 per account. The Bank also had approximately 105,026 NOW, Money Market and Savings accounts amounting to $994.6 million, or about $9,470 average per account. There were 17,513 time certificates of deposit outstanding at December 31, 2006, representing $487.1 million with an average deposit balance of approximately $27,811. Of the total time certificates of deposit, $229.4 million represented holders who carried an amount on deposit of $100,000 or more, approximately 47% of the total.

The Bank is not dependent on a single or a few customers for its deposits. Most deposits are obtained from individuals and small-to-medium sized businesses. This results in the relatively small average balances noted above and allows the Bank to be less subject to the adverse effects of the loss of a large depositor. As of December 31, 2006, no individual, corporate, or public depositor accounted for more than 2% of the Bank’s total deposits.

Liquidity is the Bank’s ability to meet fluctuations in deposit levels and to provide for the credit needs of its customers. The objective in liquidity management is to maintain a balance between the sources and uses of funds. Principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity of investments and growth in deposits. The Bank holds overnight Fed Funds Sold as a cushion for temporary liquidity needs. For 2006, Fed Funds Sold averaged $39.9 million representing 1.7% of average assets. In addition, the Bank maintains Federal Funds lines of credit totaling $70 million with major correspondents, subject to customary terms for such arrangements.

The Bank’s internally calculated liquidity ratio, which measures the percentage of total liabilities (excluding equity) which are used to fund cash, cash equivalents and non-pledged marketable securities, was 24.7%, greater than the Bank’s policy minimum of 15%.

Liquidity demands at the Holding Company have been limited historically to dividend payments it makes to its stockholders, the repurchase of its common stock, and certain payments to vendors. Management does not anticipate any demands requiring additional liquidity in the near term. Currently, the liquidity needs of the Holding Company are funded by dividends it receives from the Bank.

Loans

The Bank’s loan-to-deposit ratio stood at approximately 78.7% at year-end 2006 up from 73.6% at the end of 2005. It is the Bank’s policy to maintain its loan-to-deposit ratio in the 60% to 80% range while maintaining credit quality.

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

As of December 31, 2006, the Bank’s allowance for loan losses stood at $11.9 million. Additionally, the Bank has an allowance for losses on unfunded commitments totaling $1.8 million. Collectively, these allowances for losses represent 2,605% of non-performing loans (non-accrual loans plus loans 90 days or more past due). Outside factors, not within the Bank’s control, such as adverse changes in the economy, can affect the adequacy of the allowances and there can be no assurance that in any given period, the Bank might not suffer losses which are substantial in relation to the size of the allowances. During 2006, the Bank experienced net charge-offs after recoveries, of $26 thousand.

Underwriting and Credit Administration

The lending activities of Mid-State Bank & Trust are guided by the lending policies approved by the Bank’s Board of Directors. The credit policy is managed through periodic reviews and approved annually by the Board.

Each loan is evaluated using underwriting criteria established in the Bank’s lending policy. Lending authority is granted to officers of the Bank on a limited basis, dependent upon individual knowledge and experience. During 2005, the approval process was revised. Loan requests exceeding individual limits are now submitted to the Bank’s Loan Committee, which consists of the chief executive officer, chief credit officer, the presidents of community banking for the bank’s three regions, the credit operations manager, the credit administrators and one non-management director. The Loan Committee meets on a regular basis in order to provide timely responses to the Bank’s clients. Additionally, a Board Loan Committee consisting of the president, chief credit officer and 3 non-management directors meet monthly to review all credits made over certain dollar thresholds and to establish Bank credit policy and monitor adherence to it. The new structure has satisfied Management’s and the Board’s concern for improved efficiency in the approval process.

The Bank’s credit administration function includes an internal review and the regular use of an independent outside loan review firm.

Loan Portfolio

At December 31, 2006 and 2005, the Bank’s gross loan portfolio totaled $1.6 billion and $1.5 billion, respectively. The portfolio was distributed as follows:

	December 31,
	2006	2005
Construction and Land Development	18.5%	18.4%
Real Estate—Farmland	3.4%	3.2%
Real Estate—Residential	12.2%	13.6%
Real Estate—Non Farm, Non Residential	38.3%	36.8%
Home Equity Credit Lines	9.6%	12.0%
Cash Reserve	0.2%	0.2%
Installment	1.2%	1.2%
Agricultural Production	2.5%	2.3%
Commercial, Other	14.1%	12.3%
	100.0%	100.0%

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

The Bank has developed a streamlined underwriting process for small business loans up to $250,000. This process includes, but is not limited to, automated approval on loans using a business scoring model, combined with requiring only limited financial information for loans over $100,000. This process was implemented in January, 2006.

The Bank participates in Small Business Administration (SBA) loan guarantee programs. The programs used include: 1) SBA Express, which is scored and underwritten using the Bank’s small business loan guidelines and products described above in addition to SBA criteria; 2) the 504 program, which is focused toward longer-term financing of buildings and other long-term assets; and 3) the 7A program, which is primarily used for financing of equipment, inventory and working capital needs of eligible businesses, generally over a seven to twenty-five year term. The Bank’s collateral position in the SBA loans is enhanced by the SBA guarantee in the case of SBA Express and 7A loans, and by lower loan-to-value ratios under the 504 program. The Bank is designated as a preferred lender by the SBA, allowing it to process these loans more quickly. Under the SBA’s Preferred Lending Program, the SBA delegates a substantial degree of lending authority to participating lenders, such as the Bank. The Bank also participates in other government sponsored loan programs offered by various government agencies, such as through the California Coastal Rural Development Corporation, Central Coast Development Companies and others.

Agricultural Loans.   The Bank provides production loans to help finance the seasonal needs of farming operations, including crop and livestock financing, inventory purchases, and receivable financing. The Bank has very limited vineyard lending exposure (less than $15 million at December 31, 2006). Equipment loans are also financed on everything from field equipment to office automation systems. Emphasis is placed on the borrower’s earnings history, capitalization, secondary sources of repayment, and in some instances, third-party guarantees or highly liquid collateral (such as time deposits and investment securities). Agricultural loan pricing, like commercial loan pricing, is generally at a rate tied to the prime rate (as quoted in the Wall Street Journal) or the Bank’s reference rates. Certain equipment loans may be made at fixed rates for short to medium terms.

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

Residential Real Estate Loans.   The Bank provides a variety of real estate loans secured by residential real estate. These loans are generally secured by first or second trust deeds on individual residential properties. Most of these loans are sold, servicing retained, in the secondary market. Certain shorter term mortgages, especially jumbo adjustable rate mortgages, may be kept in portfolio and not sold in the secondary market depending on the Bank’s desire to retain these earning assets. These consist of adjustable rate loans with a short fixed rate period of 3, 5 or 7 years, then adjusted annually using an index of the 1 year treasury constant maturity or 1 year LIBOR. These loans are originated using FNMA/FHMLC underwriting guidelines. Although the loans are held for investment, they are eligible for sale in the secondary market.

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

The Bank does not participate in “sub-prime” lending, whereby loans are made to borrowers who do not qualify for conventional loan programs. These loans typically have much lower credit requirements, allowing higher loan to value and debt to income ratios, require reduced documentation, accept property types/condition as collateral that would not otherwise qualify, and carry higher interest rates.

Investment Securities

The Bank maintains a portfolio of investment securities to provide income and to serve as a secondary source of liquidity for its operations in conjunction with Federal Funds Sold (see Deposit and Liability Management above). The Bank’s investment policy provides for the purchase of United States Treasury Securities, United States Government Agency Securities, Mortgage Backed Securities, Obligations of State and Political Subdivisions, and Other Securities as permitted by Federal and State regulation. As of December 31, 2006, the aggregate carrying value of the Investment Portfolio was $487.7 million. Of this total, $15.6 million was invested in U.S. Treasury Securities, $129.8 million in U.S. Government Agencies, $6.6 million in Mortgage Backed Securities, $320.7 million in Obligations of State and Political Subdivisions and $14.9 million in Other Securities. The types of securities held are influenced by several factors, which include: rate of return, maturity, and risk. Generally, the Bank endeavors to stagger the maturities of its securities so that it has regular maturities for liquidity purposes. The Bank does not participate in any swap or hedge activity on the investment portfolio (or any other part of the balance sheet) and has no plans to begin such activity.

Acceptable securities may be pledged to secure public deposits from State and Public Agencies. As of December 31, 2006, the Bank had public funds totaling approximately $51.5 million. The Bank has made available $111.9 million of securities to securitize these funds. Excess collateral can be released as needed.

Senior Housing Crime Prevention Foundation Investment

The Bank owns a $30 million holding of the Preferred Stock of Senior Housing Crime Prevention Foundation Investment Corporation (SHCPF-I) which is carried under a separate caption on the Consolidated Statement of Financial Position. That investment is secured by a federal agency security issued by FNMA. The Bank has the right after five years on April 29, 2010 to require SHCPF to redeem all or a part of the shares of the Preferred Stock. Dividends are paid to the Bank on the Preferred Stock at a rate which is 1.875% below the interest earned on the underlying FNMA agency security. This 1.875% differential is used by SHCPF to fund the various programs of the Senior Housing Crime Prevention

Foundation at 53 nursing home facilities in the Bank’s tri-county service area. These include, among other things, the senior crime stoppers program which is reducing crimes against the elderly living in those facilities. The benefits to the Bank of this program include full Community Reinvestment Act (CRA) credit for our $30 million investment, positive public relations, and significant marketing opportunities with the operators of the facilities, their owners, Board of Directors, employees, family members and residents.

Economic Climate

The economy in the Bank’s trade area is based upon agriculture, oil, tourism, light industry, government services, aerospace industries and retail trade. Services supporting those involved in these industries have also developed in the areas of medical, financial and educational services. Population in the Tri-county area, according to the California Department of Finance, is estimated at July 2006 to be 1,507,178. Ventura County represents about 54.5% of this total with Santa Barbara and San Luis Obispo Counties accounting for 28.0% and 17.5%, respectively. Certain economic activities are unique to the area such as the space launching facilities at Vandenberg Air Force Base and the production of seeds for various flowers grown worldwide. While major oil companies have elected to do business elsewhere (due to very stringent county business regulations), smaller production companies have moved in to continue the oil industry in the area. The moderate climate allows a year round growing season for numerous vegetables and fruits. Vineyards and cattle ranches make large contributions to the local economy. There are large numbers of retail businesses and light manufacturers with only limited numbers of high tech firms throughout the service area. Access to numerous recreational activities, including both mountains and beaches, provide a fairly stable tourist industry from larger metropolitan areas such as the Los Angeles/Orange County basin and the San Francisco Bay area. Real estate values throughout the Tri-counties have steadily increased in recent years. Management does foresee the risk of a slowdown in real estate in 2007, which could potentially create some modest downward pressure on prices as a correction to the dramatic increases seen over the past several years. With the diversity of the various types of industries in the Bank’s service area, the Central Coast, while not immune from economic fluctuations, has historically tended to enjoy a more stable level of economic activity than many other parts of California.

Competition

The banking business in California generally, and in the Bank’s primary service areas specifically, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as international banking which is not offered directly by the Bank, but which can be offered indirectly by the Bank through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual customer are based upon a percentage of a bank’s total capital accounts.)  The Bank’s secured and unsecured lending limits at December 31, 2006, were approximately $57.9 million and $34.7 million, respectively. These levels compare to $56.1 million and $33.7 million, respectively, at December 31, 2005 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—External Factors Impacting the Bank - Competitive Factors”).

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

The trend toward consolidation of banking assets exhibited over the past few years in California continued in 2006 but other new institutions are coming on line to replace them. Statewide in 2006, there were 12 banks which announced merger into another institution including the pending merger between the Company and Rabobank, discussed earlier. According to the California State Department of Financial Institutions 13 applications for new banks were approved in 2006 in California and an additional one was approved in San Luis Obispo County in early 2007.

Employees

At December 31, 2006, the Bank had a total of 886 employees, a number of which are part-time. On a full-time equivalent basis, employees represent 834 positions. The Bank believes that its employee relations are positive.

Effect of Governmental Policies and Legislation

Banking is a business that is largely dependent on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank’s portfolio comprise the major portion of the Bank’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

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

The Company is required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of any class of the outstanding voting shares of such bank. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

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

The Company’s common stock is registered with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of that Act.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses, cumulative preferred stock,  long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. Mid-State Bank & Trust’s ratios are 12.2% and 11.5%, respectively, as of December 31, 2006. On a consolidated basis, Mid-State Bancshares’ ratios are 12.8% and 12.1%, respectively, at the same date.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%.  For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. Mid-State Bank & Trust’s ratio is 9.4% as of December 31, 2006. On a consolidated basis, Mid-State Bancshares’ ratio is 9.9% at the same date. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

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

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” as of December 31, 2006.

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

Premiums for Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund (“DIF”) administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. In November, 2006 the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007 designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of our Bank of 5 to 7 cents per $100 of domestic deposits. An FDIC credit available of $1.8 million for prior contributions is expected to offset the assessments for 2007. Significant increases in the insurance assessments of our Bank will increase our costs once the credit is fully utilized.

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

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act, of 2001. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Patriot Act. On March 9, 2006, the President signed the USA Patriot Improvement and Reauthorization Act, which extended and modified the original Act. While the Company and the Bank believes the Patriot Act, as amended and reauthorized, affects their recordkeeping and reporting expenses, they do not believe that it has a material adverse effect on their business and operations.

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

Commercial Real Estate Lending

Federal banking regulators recently issued final guidance regarding commercial real estate lending to address a concern that rising commercial real estate lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the general commercial real estate market. This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to specific types of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny. Our commercial real estate portfolio may be viewed as falling within one or more of the foregoing categories, and accordingly we may become subject to increased regulatory scrutiny because of our commercial real estate portfolio. If it is determined by our regulator that we have an undue concentration in commercial real estate lending, we may be required to maintain increased levels of capital and/or be required to reduce our concentration in commercial real estate loans.

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

The new capital stock is redeemable with five years’ written notice, subject to certain conditions. Total holdings of  FHLB stock by the Company amounted to $8.6 million at December 31, 2006.

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

Off Balance Sheet and Other Related Party Transactions

As noted in Footnote 12 to the financial statements, the Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $39.8 million at December 31, 2006 compared to $40.9 million one year earlier. Additionally, the Company has undisbursed loan commitments, also made in the ordinary course of business, totaling $658.0 million, which compares to $657.7 million outstanding one year earlier.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and undisbursed loan commitments.

As noted in Footnote 5 to the financial statements, the Company does make loans to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms. These loans totaled $20.8 million at the end of 2006, compared to the $14.1 million outstanding one year earlier. While loans to insiders and related parties are generally prohibited under SOX, as a bank, the Bank is exempt from this rule.

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

ITEM 1.A.   RISK FACTORS

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

This item 1A has been updated from prior years’ filings to reflect the fact that the Company has entered into an agreement and plan of merger with Rabobank with the acquisition expected to be consummated in the second quarter of 2007.

Risks Associated with our Business.

We are highly dependent on real estate and a downturn in the real estate market could hurt our business.

A significant portion of our loan portfolio is dependent on real estate. At December 31, 2006, real estate served as the principal source of collateral with respect to approximately 83% of our loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock. As more fully discussed in Item 7 of this Report under “External Factors Impacting the Bank, Economic Conditions,” real estate prices have continued to rise in the Bank’s service area but increases in sales activity have slowed in 2006 compared to 2005. Slower sales and higher inventories of homes for sale could, potentially cause some downward pressure on prices as well as impact real estate developers ability to repay their development loans according to their original terms

Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

In addition, federal banking regulators recently issued final guidance regarding commercial real estate lending. This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to specific types of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny. Our commercial real estate portfolio may be viewed as falling within one or more of the foregoing categories, and accordingly we may become subject to increased regulatory scrutiny because of our commercial real estate portfolio. If it is determined by our regulator that we have an undue concentration in commercial real estate lending, we may be required to maintain increased levels of capital and/or be required to reduce our concentration in commercial real estate loans.

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

Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Increasing levels of competition in the banking and financial services business, which we are currently experiencing in our market, may decrease our net interest spread by forcing us to offer lower lending interest rates and pay higher deposit interest rates.

A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our commercial real estate and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. The Federal Reserve Board’s decrease in rates during 2001, 2002 and 2003 substantially impacted our interest rate spread, as the spread for 2004 declined to 5.38% (taxable equivalent) from 5.54% (taxable equivalent) in 2003 and from 5.74% (taxable equivalent) in 2002. Increases in short term rates by the Federal Reserve Board in the latter half of 2004 through 2006 are having the effect of beginning to reverse this trend with our interest spread rising to 6.00% (taxable equivalent) in 2006. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on our business, financial condition and results of operations.

Economic conditions on the California Central Coast could adversely affect our operations and/or cause us to sustain losses.

Our retail and commercial banking operations are concentrated primarily in San Luis Obispo, Ventura and Santa Barbara Counties. As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock.

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

New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business. We have to comply with all governmental regulations such as the Sarbanes Oxley Act of 2002, the Bank Secrecy Act, the Patriot Act, the Community Reinvestment Act, and many others. The cumulative cost of compliance with these regulations could be significant and affect the ability of the Company to earn an adequate return for its shareholders. For example, operating expenses were impacted by the significant cost of compliance with the new Sarbanes-Oxley Section 404 provisions in the years ended December 31, 2006 and 2005.

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

Risks Associated with our Stock.

Our current Common Stock value is heavily influenced by the acquisition price to be paid by Rabobank. If the acquisition is not consummated, the price of the Company’s Common Stock is likely to fall.

The price of our Common Stock rose immediately following the public announcement of the signing of the agreement and plan of merger with Rabobank and has risen slightly since then to nearly the acquisition price of $37.00 per share. The acquisition is subject to several conditions, including but not limited to, shareholder and regulatory approvals, which have not yet been obtained and we cannot provide any assurance as to when, or if, they will be obtained. The shareholders will be asked to approve the acquisition at a special meeting anticipated to be held on or about April 25, 2007. The required regulatory approvals have not yet been received. See the agreement and plan of merger attached to Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 for additional conditions to the consummation of the acquisition. See also Item 3, Legal Proceedings of this Annual Report on Form 10-K for further information regarding a lawsuit which has been filed in connection with the acquisition.

Our Common Stock.

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

Risks Relating to the Proposed Merger

Consummation of the proposed merger is subject to the satisfaction of various closing conditions, including approval of the merger by a vote of a majority of the outstanding shares of our common stock, approval of certain regulatory authorities and other customary closing conditions described in the agreement and plan of merger. We expect the merger to be closed during the second quarter. However, we cannot guarantee that these closing conditions will be satisfied or that the proposed merger will be successfully completed. In the event that the proposed merger is not completed:

•       management’s and employees’ attention from the Company’s day-to-day business may be diverted;

•       the Company may lose key employees;

•       the Company’s relationships with customers may be disrupted as a result of uncertainties with regard to its business and prospects;

•       certain costs related to the proposed merger, including the fees and/or expenses of our legal, accounting and financial advisors, would have to be paid even if the proposed merger is not completed;

•       under circumstances defined in the agreement and plan of merger, the Company may be required to pay a termination (break-up) fee up to $27.5 million and expenses incurred by the acquirer, up to a maximum of $2 million if the Company were to accept a competing offer;

•       additional shareholder lawsuits may be filed against us in connection with the agreement and plan of merger;

•       the market price of shares of the Company’s common stock should be expected to decline since the current market price of those shares reflects a market assumption that the proposed merger will be completed; and

•       a failed merger may result in negative publicity and/or a negative impression of us in the investment community.

Any such events would likely have a material negative impact on the Company’s results of operations and financial condition and could further adversely affect the Company’s stock price.

The announcement of the proposed merger may have had a negative impact on the Company’s ability to attract and retain key management and maintain and attract new third-party relationships. Any such events could have a material negative impact on the Company’s results of operations and financial condition.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

The Company does not have any unresolved staff comments received from the staff of the Securities and Exchange Commission (SEC).

ITEM 2.                PROPERTIES

The Company’s principal office is located at 1026 Grand Avenue, Arroyo Grande, California. As of December 31, 2006, the Bank owned 25 of its branch offices, 4 non-banking support offices and leased 18 other Bank locations (covered by 20 leases). The Company believes its present facilities are in good condition and are adequate for its present needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. See Note 6 to the Consolidated Financial Statements for a further description of the Company’s lease obligations.

Owned by Bank or Subsidiary:	Location of Offices	Encumbrance
Arroyo Grande*	991 Bennett Avenue	NONE
Arroyo Grande	1026 Grand Avenue	NONE
Arroyo Grande*	550 Camino Mercado	NONE
Arroyo Grande*	398 Sunrise Terrace	NONE
Atascadero	6950 El Camino Real	NONE
Buellton	West Highway 246 & Central	NONE
Cambria	1070 Main Street	NONE
Goleta Valley	5956 Calle Real	NONE
Grover Beach	899 Grand Avenue	NONE
Grover Beach*	140 North Second Street	NONE
Guadalupe	905 Guadalupe Street	NONE
Lompoc	828 North “H” Street	NONE
Los Osos	1001 Los Osos Valley Road	NONE
Morro Bay	251 Harbor Street	NONE
Nipomo	615 West Tefft Street	NONE
Oak View	410 No. Ventura Avenue	NONE
Paso Robles	845 Spring Street	NONE
Pismo Beach	801 Price Street	NONE
San Luis Obispo	75 Santa Rosa	NONE
San Luis Obispo	2276 Broad Street	NONE
Santa Barbara	914 Carpinteria Street	NONE
Santa Barbara	33 East Carrillo Street	NONE
Santa Barbara	2222 Bath Street	NONE
Santa Maria	720 North Broadway	NONE
Santa Maria	2739 Santa Maria Way	NONE
Santa Maria	1554 South Broadway	NONE
Santa Maria	519 E. Main Street	NONE
Templeton	1025 Las Tablas Road	NONE
Vandenberg Village	3745 Constellation Road	NONE

Leased by Bank or Subsidiary:	Location of Offices	Rent/Lease Term
Arroyo Grande	1132 West Branch Street	$3,500.00 per month
West Branch In Store Office		Expires February, 2010
Camarillo	470 Arneill Road	$7,442.69 per month
Camarillo Financial Center		Expires June, 2009
Cayucos	107 North Ocean Avenue	$1,859.00 per month
Expires November, 2007
Goleta Valley	5340 Hollister Avenue	$5,210.28 per month
Hollister Office		Expires February, 2008
Ojai	1207 Maricopa Highway	$8,823.31 per month
Ojai Valley		Expires December, 2014
Orcutt	1110 East Clark Avenue	$11,292.00 per month
Expires October, 2010
Oxnard	300 Esplanade Drive,	$15,806.75 per month
Esplanade Financial Center	Suite 101	Expires September, 2012
Oxnard *	300 Esplanade Drive,	$12,570.36 per month
	Suite 110	Expires August, 2012
Oxnard	155 “A” Street	$6,030.42 per month
Downtown Oxnard Office		Expires June, 2010
Paso Robles	705 Golden Hill Road	$10,477.00 per month
Creston Road Office		Expires October, 2012
Pismo Beach	865 Oak Park Boulevard	$11,003.00 per month
Oak Park Office		Expires March, 2008
Santa Maria **	720 North Broadway	$2,749.00 per month
North Broadway Office-Land		Expires Dec, 2008
Santa Ynez	3600 Sagunto Street	$2,887.00 per month
Expires April, 2012
Solvang	1600 Copenhagen Drive	$12,099.16 per month
Expires April, 2008
Ventura	300 S. Mills Road	$17,306.94 per month
Mills Road Financial Center		Expires August, 2012
Ventura	304 E. Main Street	$12,051.00 per month
Downtown Ventura Office		Expires November, 2012
Ventura	6401 E. Telephone Road	$12,307.32 per month
County Center Office		Expires September, 2012
Westlake Village	2663 Townsgate Road	$17,233.96 per month
Expires September, 2015
Westlake Village Commercial	2663 Townsgate Road,	$7,843.25 per month
Banking Office *	Suite 113/119	Expires December, 2011

Former Bank Offices Leased by Bank—Which Are Sub-Leased

Nipomo Ground Lease	630 W. Tefft Street	$4,341.00 per month Expires February, 2015

*                    The Bank’s rental expense for 2006 was $2.5 million. See Note 6 of the Company’s financial statements included in Item 8 of this Report for certain additional information concerning the amount of the Bank’s lease commitment. All offices listed are full service branch offices, except those with asterisks noted above. Asterisks represent non-banking support offices (e.g., Administration, Data Processing, Supplies Warehouse, Credit Services, et. al.)

**             Ground lease on property adjacent to a fully owned facility.

ITEM 3.                LEGAL PROCEEDINGS

The Company is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. The Company is not a party to any pending legal or administrative proceedings as of December 31, 2006 (other than ordinary routine litigation incidental to the Company’s business) and no such proceedings are known to be contemplated. The Company does not expect the resolution of these items to have a material impact on its financial condition or operating results.

On November 15, 2006, David Fuerstenberg, a purported shareholder of Mid-State, filed a complaint seeking class action status in the Superior Court of the State of California, County of San Luis Obispo against Mid-State and each of its directors entitled Fuerstenberg v Mid-State Bancshares et al (Case No. CV060976). The complaint contains a single cause of action for breach of fiduciary duty alleging that the Mid-State directors breached their fiduciary duties with regard to the proposed merger. The alleged breaches of fiduciary duty are non-specific. Among other things, the complaint seeks class action status, a court order enjoining Mid-State and its directors from proceeding with or consummating the merger and the payment of attorneys’ and experts fees. The Company intends to defend this lawsuit vigorously.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the NASDAQ National Market under the symbol “MDST.” The following table summarizes those trades of the Company’s Common Stock on NASDAQ, setting forth the approximate high and low closing sales prices for each quarterly period ended since January 1, 2005. The closing sales price on December 31, 2006 was $36.39 (reflective of the purchase price per share to be paid in the pending Rabobank transaction) compared to the close one year earlier of $26.75.

	Closing Sales Prices
Quarter Ended 2005	Low	High
March 31	$25.80	$28.89
June 30	$24.00	$28.94
September 30	$26.70	$31.29
December 31	$25.84	$29.61

	Closing Sales Prices
Quarter Ended 2006	Low	High
March 31	$27.12	$29.80
June 30	$25.85	$29.74
September 30	$26.07	$28.36
December 31	$26.72	$36.61

There are approximately 5,000 holders of Mid-State Bancshares common stock as of December 31, 2006.

Dividends

The following table sets forth the per share amount and month of payment for all cash dividends paid since January 1, 2005 by the Company to its shareholders.

Payable Date	Dividend
January 17, 2005	$0.16 per share
April 15, 2005	$0.16 per share
July 15, 2005	$0.16 per share
October 14, 2005	$0.16 per share
January 17, 2006	$0.18 per share
April 17, 2006	$0.18 per share
July 17, 2006	$0.18 per share
October 16, 2006	$0.18 per share
January 16, 2007	$0.18 per share

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

The agreement and plan of merger with Rabobank provides that the Company may pay regular quarterly dividends in accordance with its prior practices up to the close of the transaction, not to exceed $.18 per share per quarter. Again, any decision to do so will be made by the Board of Directors as described above. In addition to any regular quarterly dividend paid for the first quarter, the Company may pay a special cash dividend of an additional $.18 per share if the transaction has not been consummated on or before April 30, 2007. Similarly, if the transaction has not been consummated on or before July 31, 2007, the Company may pay a special cash dividend of an additional $.18 per share over any regularly declared dividend for the second quarter.

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

Stock Repurchase Program

The Board of Directors at its regular meeting of June 15, 2005, authorized the purchase of up to 1,141,373 additional shares since its prior authorizations in May 2002 and January 2004 had expired. The June 2005 authorization does not have an expiration date. The repurchase program seeks to reduce the number of outstanding shares resulting in an improvement to the Company’s earnings per share and to its return on equity. All of these shares were purchased at current market prices on the date of transaction in compliance with the SEC rules. The total number of shares repurchased was 608,876, 845,055, and 658,867 in 2006, 2005 and 2004, respectively. The average price paid per share in 2006, 2005, and 2004 was $27.79, $27.29, and $25.26, respectively. As of December 31, 2006, the Company could repurchase up to an additional 207,799 shares under the June 2005 authorization. There was no repurchase activity in the fourth quarter of 2006 and no further repurchase activity is anticipated prior to the consummation of the pending merger with Rabobank.

ITEM 6.                SELECTED FINANCIAL DATA

Selected Consolidated Financial Data—Mid-State Bancshares

(In thousands—except per share data)	2006	2005	2004	2003	2002
Year Ended December 31:
Interest Income (not taxable equivalent)	$145,796	$128,326	$109,936	$105,240	$109,332
Interest Expense	27,405	15,503	8,450	9,699	16,381
Net Interest Income	118,391	112,823	101,486	95,541	92,951
Provision for Loan Losses	—	—	(2,700)	(969)	600
Net Interest Income after provision for loan losses	118,391	112,823	104,186	96,510	92,351
Non-interest income	21,865	21,441	27,764	29,059	24,321
Non-interest expense	85,731	77,674	79,294	74,691	70,925
Income before income taxes	54,525	56,590	52,656	50,878	45,747
Provision for income taxes	19,246	19,099	17,547	17,714	15,892
Net Income	$35,279	$37,491	$35,109	$33,164	$29,855
Per share:
Net Income—basic	$1.59	$1.65	$1.50	$1.41	$1.25
Net Income—diluted	$1.55	$1.61	$1.47	$1.40	$1.20
Weighted avg. shares for Basic E.P.S. calculation	22,211	22,788	23,422	23,443	23,962
Weighted avg. shares for Diluted E.P.S. calculation	22,711	23,300	23,897	23,762	24,837
Cash dividends	$0.72	$0.66	$0.58	$0.50	$0.41
Book value at period-end	$12.73	$12.10	$11.89	$11.56	$10.72
Tangible book value at period-end	$10.32	$9.69	$9.48	$9.15	$8.94
Ending Shares	22,188	22,520	23,099	23,567	23,697
Period Averages:
Total Assets	$2,358,789	$2,367,764	$2,269,873	$2,045,252	$1,892,137
Total Tangible Assets	2,304,919	2,312,889	2,213,639	2,000,406	1,850,671
Total Loans & Leases	1,554,271	1,472,885	1,310,842	1,131,932	1,109,245
Total Earning Assets	2,117,216	2,120,123	2,050,218	1,857,241	1,718,280
Total Deposits	2,011,845	2,049,280	1,970,248	1,763,215	1,623,510
Common Equity	275,650	276,412	277,054	261,103	244,295
Common Tangible Equity	221,780	221,537	220,820	217,982	202,829
At December 31,
Cash and cash equivalents	$99,675	$109,791	$112,669	$123,763	$128,036
Investments and Fed Funds Sold	526,282	619,332	650,817	822,179	625,483
Loans held for sale	12,840	10,176	12,988	13,410	22,560
Loans, net of deferred fees, before allowance	1,574,688	1,519,014	1,421,894	1,154,932	1,087,551
Allowance for Loan & Lease Losses	(11,870)	(11,896)	(13,799)	(16,063)	(17,370)
Goodwill and Core Deposit Intangibles	53,451	54,323	55,572	56,947	40,949
Other assets	100,388	90,759	55,946	53,664	47,531
Total Assets	$2,355,454	$2,391,499	$2,296,087	$2,208,832	$1,934,740
Non-interest bearing deposits	$523,139	$567,782	$517,139	$487,624	$390,212
Interest bearing deposits	1,481,642	1,501,824	1,477,406	1,424,807	1,262,735
Other borrowings	49,400	25,903	6,582	7,627	10,973
Allowance for losses—unfunded commitments	1,830	1,761	1,783	1,941	1,771
Other liabilities	17,006	21,667	18,550	14,279	14,914
Shareholders’ equity	282,437	272,562	274,627	272,554	254,135
Total Liabilities and Shareholders’ equity	$2,355,454	$2,391,499	$2,296,087	$2,208,832	$1,934,740

Selected Consolidated Financial Data—Mid-State Bancshares (Continued)

(In thousands—except per share data)	2006	2005	2004	2003	2002
Asset Quality
Non-accrual loans	$526	$2,463	$10,700	$12,312	$16,748
Loans past due 90 days or more	—	—	—	—	—
Other real estate owned	—	—	—	3,428	—
Total non performing assets	$526	$2,463	$10,700	$15,740	$16,748
Financial Ratios
For the year:
Return on assets	1.50%	1.58%	1.55%	1.62%	1.58%
Return on tangible assets	1.53%	1.62%	1.59%	1.66%	1.61%
Return on equity	12.80%	13.56%	12.67%	12.70%	12.22%
Return on tangible equity	15.91%	16.92%	15.90%	15.21%	14.79%
Net interest margin (not taxable equivalent)	5.59%	5.32%	4.95%	5.14%	5.41%
Net interest margin (taxable equivalent)(2)	6.00%	5.76%	5.38%	5.54%	5.74%
Net loan losses (recoveries) to average loans	0.00%	0.13%	(0.03)%	0.06%	0.19%
Dividend Payout Ratio	45.3%	40.0%	38.6%	35.3%	32.8%
Efficiency ratio	61.1%	57.9%	61.3%	59.9%	60.5%
At December 31:
Equity to average assets (leverage ratio)	9.9%	9.2%	9.3%	9.6%	10.6%
Tier One capital to risk-adjusted assets	12.1%	11.6%	12.1%	13.8%	14.7%
Total capital to risk-adjusted assets	12.8%	12.3%	13.0%	15.0%	16.0%
Loan loss allowance to loans, gross(1)	0.9%	0.9%	1.1%	1.6%	1.8%
Non-accrual loans to total loans, gross	0.0%	0.2%	0.8%	1.1%	1.5%
Non performing assets to total assets	0.0%	0.1%	0.5%	0.7%	0.9%
Allowance for losses to non performing loans(1)	2605%	554%	146%	146%	114%

(1)          Includes allowance for loan losses and allowance for losses-unfunded commitments.

(2)          Taxable equivalent converts tax exempt income as if it were taxable.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Business of the Company

The following discussion and analysis will provide insight and supplementary information into the accompanying consolidated financial statements of the Company. It also provides Management’s assessment of the operating trends over the past few years. Unless otherwise noted below, the discussion and analysis section deals almost exclusively with the Community Banking segment of the Company. The other two segments, Mid-Coast Land Company and Trust Services, contribute a small percentage (less than 4%) to the overall earnings of the Company.

2006 RESULTS AND ACCOMPLISHMENTS

Financial Summary

The Company, on a consolidated basis, reported net income of $35.3 million in 2006, $37.5 million in 2005 and $35.1 million in 2004. The diluted Earnings Per Share (EPS) was $1.55 for 2006 compared to $1.61 in 2005 and $1.47 in 2004. Consolidated total assets at December 31, 2006 were $2.355 billion compared to $2.391 billion at December 31, 2005, down 1.5%. Total deposits also decreased from $2.070 billion as of December 31, 2005 to $2.005 billion as of December 31, 2006. Shareholders’ common equity stood at $282.4 million at year end up from its $272.6 million level one year earlier. There were a number of factors working to both increase and decrease this account which showed a net increase. The primary factors working to increase shareholders’ common equity included: 1) $35.3 million of net income generated for the year; and 2) $4.4 million received for the exercise of stock options. These were offset by: 1) $16.0 million in dividends paid out during 2006; and 2) $16.9 million paid for the repurchase of common stock outstanding.

The table below illustrates net income by subsidiary unit.

Income (Loss) by subsidiary (000’s)	2006	2005	2004
Bank only, pre-tax	$55,523	$55,097	$50,711
MSB Properties, pre-tax	1,866	2,041	2,079
Mid Coast Land Co., pre-tax	338	705	654
Parent only, pre-tax	(3,202)	(1,253)	(788)
Tax (expense)	(19,246)	(19,099)	(17,547)
Net Income—Mid-State Bancshares	$35,279	$37,491	$35,109

Executive Summary

Management considers the following to be the most significant items affecting net income during 2006 compared to 2005.

•       During 2006, the Federal Reserve continued making a number of increases in short term interest rates, the Prime Rate (to which many of the Company’s loans are tied) increased 4 times over the course of the year from 7.25% at the start of the year to 8.25% by the end of the year. Because of its general asset sensitivity, the Company saw an improvement in its net interest margin (from 5.76% in 2005 to 6.00% in 2006, taxable equivalent). This allowed the Company to show a $5.6 million increase in net interest income.

•       The Company realized non-recurring, pre-tax gains in 2006 of $581 thousand related to the sale of its share of the Western States Bancard Association (WSBA) merchant processing activity to a third party. The Company was a founding member of the WSBA.

•       The net increase in total non-interest expense amounted to $8.1 million in 2006 compared to 2005. Factors contributing to this increase included: 1) the adoption of SFAS 123(R), “Share-Based

Payments”, which accounted for approximately $1.9 million in additional salary expense; 2) other salary and benefit increases of approximately $2.2 million related to additional staffing for the new Westlake Village branch, regulatory compliance, particularly the Bank Secrecy Act and U.S.A. Patriot Act, and for regular salary increases across the Company; 3) increases in professional services of approximately $1.4 million for consulting, outsourcing and accounting services; and 4) charges incurred in connection with the pending merger with Rabobank, of approximately $0.5 million, primarily made up of attorneys’ and accountants’ fees.

Management considers the following to be the most significant items affecting net income during 2005 compared to 2004.

•       During 2005, with the Federal Reserve orchestrating a number of increases in short term interest rates, the Prime Rate (to which many of the Company’s loans are tied) increased 8 times over the course of the year from 5.25% at the start of the year to 7.25% by the end of the year. Because of its general asset sensitivity, the Company saw an improvement in its net interest margin (from 5.36% in 2004 to 5.74% in 2005, taxable equivalent). Coupled with a $69.9 million increase in earning assets, this allowed the Company to show an $11.3 million increase in net interest income.

•       The Company took a benefit to provision for loan losses of $2.7 million in 2004 compared to no provision during 2005. The benefit taken to the provision for loan losses in 2004 reflected strong credit quality standards, consistent performance of the loan portfolio in recent years, improving trends in classified loans, improving trends in delinquencies and charge-offs, an improved outlook for the collection of the Company’s non-accrual loans, and an improved outlook for economic activity in general. The Company did not need to take any benefit to the provision for loan losses in 2005. Because of the continued quality of the portfolio, it also did not have to take a charge to the provision for loan losses in 2005.

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

EXTERNAL FACTORS IMPACTING THE BANK

Economic Conditions

The Board of Governors of the Federal Reserve System continued raising short term interest rates and the target Fed Funds rate reached 5.25% by mid-year 2006. The national unemployment rate dropped from 4.9% at the start of 2006 to 4.5% by the end of the year. Locally, unemployment rates continue to be at low levels in San Luis Obispo County at 3.6% at the end of 2006 and in Santa Barbara County at 4.1%. The yield curve inverted with the spread between the three month and ten year Treasury declining from a positive 31 basis points at the start of 2006 to negative 31 basis points at the end of the year. The ten year Treasury is actually little changed from its 4.39% level at the start of the year having closed at 4.71% at the end of 2006. Management is of the opinion that the flattening of the yield curve portrays a general belief that future inflation will be in-line with recent historical experience (e.g.—the Consumer Price Index was up 2.5% and 3.4% in 2006 and 2005, respectively) and we have no reason to change that expectation. Notwithstanding spikes in energy prices, inflation does appear to be in check.

The most comprehensive review of local economic conditions in our market known to Management comes from the University of California at Santa Barbara (UCSB) Economic Forecast Project. According to UCSB, Gross County Product in the tri-county area was estimated at $87.3 billion in 2006, up 6.1% from the $82.3 level in the prior year. Adjusted for real dollars, it was up 3.3% following a 3.8% growth rate in 2005 and 3.5% in 2004. These rates of growth were down from the double digit increases witnessed in the late 1990’s. For California as a whole, real Gross State Product was up 4.0% in 2006, up 4.4% in 2005 and up 5.1% in 2004, slightly ahead of the Tri County experience. Expectations by UCSB for 2007 are for further improvements with the real State Product growing 3.5% and the real Tri County Gross Product growing somewhat slower at a 3.1% pace.

Median home prices continue near historical highs throughout the Bank’s service area. The median price of a home in 2006 is estimated to have reached $604 thousand in San Luis Obispo County, up 12% from a year earlier. Sales volume was up 4% over that period, which is a much slower increase than the 13% in 2005. Sales volume was off in Santa Barbara County having fallen by an estimated 10% and was up by only 2% in Ventura County. Median home prices continue to be quite high in these counties, as well, ending at an estimated $768 thousand in Santa Barbara County and $750 thousand in Ventura County. Management believes that the slower sales and higher inventories of homes for sale could potentially put downward pressure on prices throughout the Tri-County area.

With positive indicators continuing in the national economic statistics and a solid economic base locally, Management is encouraged that 2007 should again be a positive year overall for the economy in the Company’s trade area, in spite of a generally softer real estate market. As mentioned last year, this optimism must be tempered by the potential for disruption resulting from geopolitical issues surrounding homeland security and terrorism. The effects of episodes such as the 9/11 terrorist attacks, the wars in Afghanistan and Iraq, and the international tensions surrounding these events, can have a significant impact on economic activity. In spite of this caveat, our local trade area again appears to be in a solid position at the start of 2007 to continue solid economic growth and maintain low unemployment rates. The Board of Governors of the Federal Reserve System are widely believed to be reaching the end of their drive to raise short term interest rates and Management does not expect additional increases in the target Fed Funds rate. Management expects that longer term rates will remain stable, with a continued flat yield curve in place throughout 2007.

Competitive Factors

Competitive pressures from other financial institutions continue to be intense both in the Company’s trade area and throughout the nation. Many banks are suffering from insufficient loan volumes and have become very aggressive on the pricing of those good credits available. In the Company’s tri-counties service area, 45 financial institutions (banks and savings institutions) operate 343 offices serving $25.5 billion in deposits based on data as of June 30, 2006. These figures are up from 43 institutions operating 336 offices with $24.6 billion in deposits one year earlier. Additionally, while Management does not have specific metrics on competition from broker dealers, there is significant competition from brokerage houses providing competing deposit and investment products. Also, “conduit financing” from Wall Street is competing with the Bank for larger loan transactions.

It should be noted that the trend toward consolidation of banking assets exhibited over the past few years in California continued in 2006. Statewide, in 2006, there were 12 banks which announced merger into another institution including the pending merger between the Company and Rabobank. According to the California State Department of Financial Institutions 13 applications for new banks were approved in 2006 in California. In addition, an application for a new bank in San Luis Obispo County was filed in early 2007.

ANALYSIS OF STATEMENT OF FINANCIAL POSITION

Loans

The Bank experienced an increase in net loans from $1,507.1 million at the end of 2005, to $1,562.8 million at the end of 2006. This represents an increase in the loan portfolio of $55.7 million, or 3.7%, following the $99.0 million, or 7.0% increase in 2005. The loan portfolio represents approximately 66% of the Bank’s assets. Additionally, loans held for sale (which are single family residential mortgages pending sale) total $12.8 million at the end of 2006, up from $10.2 million one year earlier.

The graph above displays the trend over the five year period ended December 31, 2006 in the various components of the loan portfolio, net of deferred loan fees. Construction loans have risen from their level four years earlier—$213.4 million at December 31, 2002 compared to $290.1 million at year-end 2006. Real Estate loans generally trended up from $525.2 million at the end of 2002 to $848.4 million at the end of 2006. The larger growth in real estate loans, especially in recent years, reflects an expanded use of jumbo adjustable rate mortgage loans in the portfolio ($131.9 million at the end of 2006) along with the purchase of certain of these same type of loan assets in the secondary market ($22.1 million at the end of 2006).

Home Equity Credit Lines, although declining in 2006 compared to 2005, have generally increased from $74.3 million at the end of 2002 compared to $152.1 million at the end of 2006. Consumer loans (installment and credit reserve) have decreased from $30.9 million at December 31, 2002 to $21.6 million at year-end 2006. Commercial and other loans have rebounded to $222.5 million at December 31, 2006, just slightly ahead of 2002 levels. Agricultural production loans have remained relatively flat, ending at $39.9 million in 2006. The Bank expects to continue to emphasize all types of lending activity in order to diversify the risk in its portfolio. Economic activity in the Central Coast will determine the types of credit the Bank will be able to extend and hence its ability to achieve this objective. For a discussion of the Company’s concentrations in total real estate loans and in commercial real estate loans, see “Item 1A. Risk Factors.”

The Bank’s allowances for loan and lease losses collectively stand at $13.7 million, or 0.9% of gross loans, and represents losses not yet realized, but inherent in the loan portfolio and on unfunded commitments. The allowance for losses was $13.7 million at December 31, 2005. The year-end 2006 balance now represents 2,605% of non-performing loans which is up from the 554% level at the end of 2005 owing to a drop in non performing loans.

A five-year review of activity in the allowance for losses and an allocation by loan type of the allowance is shown in the tables below.

Allowances for Losses (in 000’s)	2006	2005	2004	2003	2002
Allowance for loan losses beginning of year	$11,896	$13,799	$16,063	$17,370	$19,073
Allowance for losses—unfunded commitments	1,761	1,783	1,941	1,771	1,586
Total allowances for losses	$13,657	$15,582	$18,004	$19,141	$20,659
Provision for loan losses charged to operating expense	—	—	(2,700)	(969)	600
Provision for losses—unfunded commitments (credited) charged to operating expense	69	(22)	(158)	170	—
Adjustments—acquisition through merger	—	—	—	391	—
Loans charged off:
Real estate loans	(54)	(2,234)	(5)	(1,106)	—
Installment loans	(72)	(181)	(148)	(234)	(275)
Commercial loans	(372)	(741)	(746)	(488)	(2,475)
Credit cards and related loans	(52)	(75)	(41)	(66)	(88)
Recoveries of loans previously charged off:
Real estate loans	11	34	41	45	24
Installment loans	70	70	111	96	196
Commercial loans	427	1,200	1,179	963	451
Credit cards and related loans	16	24	45	61	49
Total Allowances for Losses	$13,700	$13,657	$15,582	$18,004	$19,141

Allocation of Allowance for Losses (in 000’s)	2006	2005	2004	2003	2002
Allowance for loan losses	$11,870	$11,896	$13,799	$16,063	$17,370
Allowance for losses—unfunded commitments	1,830	1,761	1,783	1,941	1,771
Total Allowance for Losses	$13,700	$13,657	$15,582	$18,004	$19,141
Ratio of Net Loan Losses to Average Loans Outstanding	0.00%	0.13%	(0.03)%	0.06%	0.19%

Allocation of the allowance for losses compared to loan type as a percent of total at December 31:

(dollars in 000’s) Balance applicable to:	2006	Type as a % of Loans	2005	Type as a % of Loans	2004	Type as a % of Loans	2003	Type as a % of Loans	2002	Type as a % of Loans
Construction and Land	$2,279	18.5%	$1,655	18.4%	$5,120	16.1%	$2,680	20.8%	$2,636	19.7%
Real Estate	5,137	53.9%	4,277	53.6%	1,757	53.5%	2,164	49.1%	4,047	48.4%
H.E.C.L.	582	9.6%	735	12.0%	308	11.2%	250	7.8%	295	6.8%
Installment	238	1.2%	226	1.2%	160	1.3%	244	2.2%	254	2.5%
Credit Card and Related	65	0.2%	76	0.2%	86	0.3%	229	0.6%	97	0.3%
Commercial, Other	2,934	16.6%	3,879	14.6%	3,237	17.6%	6,468	19.5%	6,296	22.3%
Unfunded commitments	1,830	N/A	1,761	N/A	1,783	N/A	1,941	N/A	1,771	N/A
Unallocated	635	N/A	1,048	N/A	3,131	N/A	4,028	N/A	3,745	N/A
Balance at End of Year	$13,700	100.0%	$13,657	100.0%	$15,582	100.0%	$18,004	100.0%	$19,141	100.0%

During 2005, the Company enhanced its methodology for determining the appropriate level of allowance for loan and lease losses. While our methodology had always consisted of two key components, an individual loan impairment component and a pool loan analysis component, the enhancement made in 2005 introduced improved methodology incorporating increased analysis of loss exposure associated with both historical loss rates and known qualitative factors present in various major segments of the loan portfolio. The prior methodology relied on loss factors that provided results not significantly different from the results of our enhanced methodology. However, with this enhancement, there was a reallocation in the unallocated portion of the allowance for loan losses which was attributable, at least in part, to the enhanced calculation of loss exposure compared to prior years.

Non-accrual loans within the Bank’s portfolio decreased from $2.5 million as of December 31, 2005, to $0.5 million, at the end of 2006. Loans 90 days or more past due, and still accruing, remained at zero for the periods ending December 31, 2006 and December 31, 2005. Additional information on non-accrual loans, past due loans and troubled debt restructurings can be found in Footnote 5 to the financial statements. Recoveries in 2006 of loans previously charged-off totaled $.5 million nearly offset by charge-offs of $.5 million taken during the year. This figure compares to net charge-offs of $1.9 million  in 2005 and net recoveries of $0.4 million in 2004.

With the combination of the collateral securing the problem loans and the size of the allowance for losses, Management feels that the allowance is sufficient to cover inherent losses. Management reviews the adequacy of the allowance and also employs an independent third party loan review group quarterly to, among other things, review the reasonableness of individual asset classifications. Management reviews the allowance on a regular basis and adjusts it as necessary. The allowance is also examined annually by one or more of the Bank’s regulatory bodies including the FDIC and DFI. During 2004, Management took a benefit to the provision for loan losses of $2.7 million. No provision for loan losses was taken during 2005 or 2006. These actions reflected strong credit quality standards, consistent performance of the loan portfolio in recent years, improving trends in classified loans, improving trends in delinquencies, levels of collateral securing the problem loans, modest levels of net charge-offs in recent years, a positive outlook for the collection of the Company’s non-accrual loans, and a positive outlook for economic activity in general. The need for additional provision for loan losses or for further benefit to the provision for loan losses in 2007 will be dependent upon Management’s on-going analysis of the adequacy of the allowance for loan losses. While Management believes it to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

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

Management continuously monitors residential real estate reports and markets, and is aware of a great deal of discussion surrounding a slow down and/or drop in value of residential real estate in the Bank’s service area. While long term interest rates remain relatively low and the Bank’s service area is marked by limited supply and healthy demand, residential projects financed by the Bank are underwritten with a requirement of a percentage of cash equity to the total cost of the project in addition to prudent exposures to current appraised values. To further mitigate this risk, individual projects financed are analyzed using direct, current and historical project trends with limitations to production unit starts ahead of sales using the projected absorption analysis contained in the appraisal of each project. The Bank believes, based upon past experience, that this process helps prevent the production of a supply of units that would exceed the current market demand.

Additionally, due to the popularity of our market area to urban retirees and others wanting to enjoy the environment and lifestyle it provides, we have seen and continue to see a migration of wealthier individuals and families absorb the residential housing production with greater cash equities than is typical of other areas throughout the country. This assumption is supported by the fact that the Bank’s portfolio of residential mortgages has an average loan to value ratio of less than 60% along with average credit scores substantially exceeding industry standards with low delinquency ratios.  Management does foresee the risk of a slowdown in real estate in 2007, which could potentially create some modest downward pressure on prices as a correction to the dramatic increases seen over the past several years. With the factors noted above and the diversity of the various types of industries in the Bank’s service area, the Central Coast, while not immune from economic fluctuations, has historically tended to enjoy a more stable level of economic activity than many other parts of California.

A summary of maturities and sensitivities of loans to changes in interest rates at December 31, 2006 is shown in the table below. A more complete discussion of the Bank’s exposure to changes in interest rates can be found in the MD&A under the section titled “Net Interest Income and Interest Rate Risk”.

Loan Portfolio as of 12/31/06

(dollars in 000’s) Fixed Rate Loans	3 Months or less	Over 3 through 12 Months	Due After 1 to 3 Years	Due After 3 to 5 Years	Due After 5 Years	Total
Construction/Land Development	4,074	10,690	—	—	3,397	18,161
Real estate	9,587	19,538	43,007	30,416	179,102	281,650
Home equity credit lines	—	—	15	—	—	15
Installment	182	666	3,114	6,733	6,800	17,495
Cash reserve	—	—	—	—	—	—
Agricultural production	539	476	2,541	3,533	—	7,089
Commercial, other	565	3,802	30,485	35,734	15,623	86,209
Total	14,947	35,172	79,162	76,416	204,922	410,619

Variable Rate Loans	3 Months or less	Over 3 through 12 Months	Due After 1 to 3 Years	Due After 3 to 5 Years	Due After 5 Years	Total
Construction/Land Development	249,122	—	—	20,393	4,365	273,880
Real estate	62,230	44,130	218,711	222,571	21,539	569,181
Home equity credit lines	152,110	—	—	—	—	152,110
Installment	1,168	—	—	—	—	1,168
Cash reserve	2,881	—	—	—	—	2,881
Agricultural production	32,800	—	—	—	—	32,800
Commercial, other	121,098	6,552	4,063	4,101	—	135,814
Total	621,409	50,682	222,774	247,065	25,904	1,167,834
Total loans, gross (excludes allowance for loan losses, net deferred loan fees and loans held for sale)						1,578,453

Investment Portfolio

The Bank’s investment portfolio primarily consists of U.S. Treasury Notes and Bills, Federal Agency Notes, Mortgage Backed Securities, and Municipal Bonds. See Footnote No. 4 to the consolidated financial statements for a detailed composition of the investment portfolio. Overall, the portfolio showed a net reduction in outstanding balances over the course of 2006 as 1) the Bank redirected these earning assets into the loan portfolio and 2) to a lesser extent the market value relative to amortized cost of the investment portfolio declined. The Treasury and Agency portion of the portfolio decreased by $91.8 million from one year ago. Holdings in the Municipal Bond portfolio were reduced from $356.7 million at the end of 2005 to $335.7 million at the end of 2006. In total, the Bank decreased its investment portfolio from $619.3 million at the end of 2005 to $487.7 million at the end of 2006, a $131.6 million decrease.

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

Adjustments to the “Available for Sale” portfolio for changes in market values resulted in an unrealized loss of $94 thousand included in accumulated other comprehensive income as of December 31, 2006 compared to an unrealized gain of $0.4 million at December 31, 2005, net of related taxes. Maturities and sales over the full year exceeded purchases and the total investment portfolio decreased by $131.6 million from the end of 2005 to the end of 2006. The Company determines cost for each security on a specific identification basis for calculation of both realized and unrealized gains and losses.

Shown below is a summary maturity distribution of the investment portfolio, by type and weighted taxable equivalent yield as of December 31, 2006. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturity information for Mortgage Backed securities shown below is based on contractual maturities.

(dollars in 000’s)	One Year Or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years	Total
Maturity Distribution:
U.S. Treasury Securities	$5,006	$10,587	$—	$—	$15,593
U.S. Government Agencies	92,370	37,469	—	—	129,839
Mortgage Backed Securities	89	3,220	1,883	1,421	6,613
Municipal Bonds, Other	49,927	231,292	45,769	8,667	335,655
Total	$147,392	$282,568	$47,652	$10,088	$487,700

	One Year Or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years	Total
Weighted Average Yield:
U.S. Treasury Securities	5.01%	4.04%	—	—	4.35%
U.S. Government Agencies	4.63%	4.13%	—	—	4.48%
Mortgage Backed Securities	5.67%	6.10%	5.28%	5.36%	5.70%
Municipal Bonds, Other	5.71%	5.73%	5.51%	6.00%	5.70%
Total	5.01%	5.46%	5.50%	5.91%	5.34%

Other Real Estate Owned (“OREO”)

The Company did not hold any OREO from foreclosure as of December 31, 2006 or 2005. Future OREO activity will depend, among other things, on how many borrowers the Bank may need to foreclose upon, and the strength of the real estate market and general economic activity.

Goodwill and Core Deposit Intangibles

Goodwill totaled $47.8 million at December 31, 2006 and 2005. Of this total, $14.4 million was the result of the acquisition of Ojai Valley Bank that was completed on October 31, 2003, $32.2 million was the result of the acquisition of American Commercial Bank that was completed on September 28, 2001 and $1.2 million relates to a May 3, 1996 acquisition of Citizens Bank of Paso Robles by BSM Bancorp which the Company acquired in 1998.

On an annual basis, the Company tests its Goodwill for impairment. The Goodwill is entirely attributable to the Company’s community banking segment. Results of these tests have indicated that there was no impairment of Goodwill in any of the past four years (2002 through 2006) since the testing commenced.

Core deposit intangibles total $5.6 million at December 31, 2006 compared to $6.5 million one year earlier. Of the year-end 2006 amounts, $3.8 million represents the net un-amortized value of the core deposit intangible created with the American Commercial Bank acquisition and $1.8 million represents the net un-amortized value of the core deposit intangible created upon the acquisition of Ojai Valley Bank. In connection with these acquisitions, the Company recognizes core deposit intangibles that represent the fair value of long-term deposit relationships acquired. Such amounts are then amortized over expected useful remaining economic lives. During 2005, the Company adjusted the amortization rate of the Core Deposit Intangible associated with the American Commercial Bank acquisition due to a greater retention rate of the original core deposit base than was originally contemplated at the time of the acquisition in 2001. No adjustments to the Ojai Valley Bank related Core Deposit Intangible have been necessary. Absent adjustments to the amortization schedules in future periods, the core deposit intangibles are now scheduled to be fully amortized in September 2013 with respect to the American Commercial Bank acquisition and October 2012 with respect to the Ojai Valley Bank acquisition and the total amount of the amortization is projected to be $872 thousand in 2007. This charge to expense is carried under other operating expense on the consolidated statements of income.

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

Deposits

While the Bank is competitive with major institutions in terms of its structure of interest rates on deposit products offered, Management determined not to pay the highest rates to avoid further pressure on income while maintaining acceptable levels of liquidity. As discussed in the Income Statement Analysis, many of the Bank’s deposit rates have risen in varying degrees in response to the general increase in rates. A comparison of the rates paid on the Bank’s deposit products at December 31, 2006 and 2005 is as follows:

Selected Quoted Interest Rates	2006	2005	Change
Demand Deposits	0%	0%	0%
NOW Account (50 & Better—over $2,500)	0.25%	0.25%	0%
Money Market Deposits (over $100,000)	2.00%	1.15%	0.85%
Passbook Savings Account	1.00%	0.50%	0.50%
Individual Retirement Account (2 Year term)	4.50%	3.60%	0.90%
Time Deposit ($100,000—6 month term)	4.50%	3.20%	1.30%
Wall Street Journal Prime Rate	8.25%	7.25%	1.00%

As was experienced by many financial institutions, average deposits declined slightly in 2006 after several years of steady growth. Below is a summary of the average deposits outstanding and the average rate paid by category over the last three years.

(dollars in 000’s)	Average Balance	2006 Interest	Rate	Average Balance	2005 Interest	Rate	Average Balance	2004 Interest	Rate
Interest Bearing Demand and Money Market Investment Accounts	$733,917	$5,239	0.71%	$765,491	$3,271	0.43%	$741,230	$1,712	0.23%
Savings Accounts	287,658	2,485	0.86%	317,370	1,502	0.47%	322,665	853	0.26%
Time Deposits	464,669	17,540	3.77%	414,883	9,837	2.37%	399,806	5,691	1.42%
Total Interest Bearing Deposits	1,486,244	25,264	1.70%	1,497,744	14,610	0.98%	1,463,701	8,256	0.56%
Non Interest Bearing Demand	525,602	—	—	551,536	—	—	506,547	—	—
Total Deposits	$2,011,846	$25,264	1.26%	$2,049,280	$14,610	0.71%	$1,970,248	$8,256	0.42%

The majority of the Bank’s time deposits (approximately 53%) have balances that are under $100,000. While all time deposits are somewhat more rate sensitive than the Bank’s other deposit categories, the smaller time deposit balances tend to be more stable and less sensitive to absolute rate levels than do time deposits of $100,000 or more. Approximately 88.7% of the Bank’s time deposits mature within one year and would be potentially subject to a change in rate on their maturity date. The following table as of December 31, 2006, displays summary size and maturity information on the Bank’s time deposits.

(dollars in 000’s) Balance by Size	Three Months or Less	After Three Months to Six Months	After Six Months to One Year	After One Year	Total
Under $100,000	$96,997	$68,635	$50,971	$41,061	$257,664
$100,000 or More	110,513	60,994	43,702	14,183	229,392
Total Time Deposits	$207,510	$129,629	$94,673	$55,244	$487,056

Other Borrowings

While not a significant component of the Bank’s structure, other borrowings were $49.4 million, at the end of 2006 compared to $25.9 million at the end of 2005. These consist of borrowings under the U.S. Treasury Tax and Loan note account and Federal Home Loan Bank (FHLB). The Bank had outstanding borrowings of $2.4 million and $3.9 million at December 31, 2006 and 2005, respectively, under the U.S. Treasury Tax and Loan note account program. The Bank had three borrowings from the FHLB totaling $47.0 million at December 31, 2006 and two for $22.0 million at December 31, 2005. The three borrowings at the end of 2006 were structured as follows:

Description	Issue Date	Rate	Maturity	Principal
Fixed Rate Credit Advance	06/25/01	6.16%	06/27/11	$2,000,000
Fixed Rate Credit Advance	01/20/05	3.74%	01/22/08	$20,000,000
Fixed Rate Credit Advance	01/24/06	4.75%	01/24/11	$25,000,000
Total				$47,000,000

While the $2.0 million borrowing above was specifically taken down to match fund a particular earning asset, the other $45.0 million in borrowing funded general earning asset growth.

Management had the ability at December 31, 2006 to borrow up to $70.0 million in short term Fed Funds and an additional $37.6 million from the FHLB, which can have maturities up to 30 years. Funds raised from these sources may be used to fund earning assets such as investment securities or generate additional loans at sufficiently positive spreads to justify the additional leverage.

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

A review of liquidity provided by operating activities finds that this source has been relatively constant over the past three years at $36.8 million, $52.3 million and $43.3 million in 2006, 2005, and 2004, respectively. Net cash used in investing activities has declined from $149.3 million in 2004 to $122.5 million in 2005 and went to $59.5 million of cash provided in 2006 reflecting a net drop over this period in new loans and investments made. Net cash provided by financing activities rose from $53.5 million in 2004 to $61.3 million in 2005 and dropped to $67.9 million of cash used in 2006. The Company experienced slower deposit growth over the last couple of years compared to 2004.

The Bank has adequate liquidity at the present time. Its loan to deposit ratio at year-end 2006 was 78.7% versus 73.6% one year earlier. The Bank’s policy calls for a loan to deposit ratio from 60% to 80%. The higher ratio this year is illustrative of the Bank’s shift to higher yielding loans as opposed to securities and the lack of deposit growth in 2006. The Bank’s internally calculated liquidity ratio stands at 24.7% at December 31, 2006 compared to 29.7% one year earlier. These levels are well above the Bank’s minimum policy of 15%.

Management is not aware of any trend, demand, commitment or event that would result in a material change in the Bank’s liquidity at the present time.

The Company is dependent on the Bank for dividend payments to conduct its stock repurchase program and to make dividends to its shareholders. The Company declared cash dividends during 2006 of $15,990,000 and repurchased stock totaling $16,921,000. The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of (1) the bank’s undivided profits or (2) the bank’s net income for its last three fiscal years less the amount of any distributions made by the bank during such period. Based on these restrictions in the California Financial Code, the Bank can make additional cash dividends totaling $12,088,000 at December 31, 2006 to the Company. The Bank can also apply to the (DFI) for the ability to pay additional dividends to the Company. The Bank and Company do no expect to make such application during 2007 given the Company’s pending merger, as discussed above.

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

The Leverage Ratio calculation simply divides common stockholders’ equity (reduced by goodwill and certain other intangibles that a bank may have) by the total assets of the bank. In the Tier One Risk Based Capital Ratio, the numerator is the same as the leverage ratio, but the denominator is the total “risk-weighted assets” of the bank. Risk-weighted assets are determined by segregating all the assets and off-balance sheet exposures into different risk categories and weighting them by a percentage ranging from 0% (lowest risk) to 100% (highest risk). The Total Risk Based Capital Ratio again uses “risk-weighted assets” in the denominator, but expands the numerator to include other capital items besides equity such as a limited amount of the allowance for loan losses, long-term capital debt, preferred stock and other instruments. Summarized below are the capital ratios at December 31, 2006 and 2005, for both Mid-State Bancshares and Mid-State Bank & Trust. Additionally, the standards for a well-capitalized institution, as defined by the federal banking agencies, are displayed.

	Minimum Regulatory	Well-Capitalized Regulatory	Mid-State Bancshares		Mid-State Bank & Trust
	Standard	Standard	2006	2005	2006	2005
Leverage Ratio	4.0%	5.0%	9.9%	9.2%	9.4%	8.9%
Tier One Risk Based Capital Ratio	4.0%	6.0%	12.1%	11.6%	11.5%	11.3%
Total Risk Based Capital Ratio	8.0%	10.0%	12.8%	12.3%	12.2%	12.0%

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

	2006	2005	2004
Dividend Payout Ratio	45.3%	40.0%	38.6%
Average Common Equity to Average Assets	11.7%	11.7%	12.2%

Capital Commitments

As of December 31, 2006, neither the Company nor the Bank had any material commitment for capital expenditures.

Contractual Obligations

As of December 31, 2006, the Bank had the following contractual obligations.

	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Long Term Debt	$—	$20,000	$27,000	$—	$47,000
Operating Leases	2,144	3,734	3,214	2,199	11,291
Total Contractual Obligations	$2,144	$23,734	$30,214	$2,199	$58,291

Off Balance Sheet and Other Related Party Transactions

As noted in Footnote 12 to the financial statements, the Company is contingently liable for letter of credit accommodations made to its customers in the ordinary course of business totaling $39.8 million at December 31, 2006, down from $40.9 million one year earlier. Additionally, the Company has un-disbursed loan commitments, also made in the ordinary course of business, totaling $658.0 million, which was up from the $657.7 million outstanding one year earlier. The Company has an allowance for losses-unfunded commitments totaling $1.8 million at both December 31, 2006 and 2005 to cover losses inherent in its letter of credit accommodations and un-disbursed loan commitments.

There are no Special Purpose Entity (“SPE”) trusts, corporations, or other legal entities established by the Company or the Bank which reside off-balance sheet. There are no other off-balance sheet items other than the aforementioned items related to letter of credit accommodations and un-disbursed loan commitments.

As noted in Footnote 5 to the financial statements, the Company does make loans and leases to related parties (directors and officers) in the ordinary course of business at prevailing rates and terms. These loans and leases totaled $20.8 million and $14.1 million at the end of 2006 and 2005, respectively. In addition, there were un-funded commitments to loan up to an additional $12.8 million in extensions of credit to directors and executive officers at year-end 2006.

INCOME STATEMENT ANALYSIS

Net Interest Income and Interest Rate Risk

Net Interest Income is the difference between interest and fees earned on all earning assets and interest paid on interest bearing liabilities. Net Interest Income for 2006 was $118.4 million, up from $112.8 million recorded in 2005 and $101.5 million in 2004. The components of net interest income change in response to both changes in rate, average balance and mix of both earning assets and liabilities. The following tables present an analysis of yields/rates, interest income and expense, and average balances for 2006, 2005, and 2004.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

	2006			2005			2006 Compared to 2005 Composition of Change
	Average	Interest Income/	Average Yield/	Average	Interest Income/	Average Yield/	Change Due To:		Total
(dollars in 000’s)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	$ 1,554,271	$ 122,354	7.87%	$ 1,472,885	$ 104,401	7.09%	$ 6,088	$ 11,865	$ 17,953
Taxable Investment Securities	193,583	8,997	4.65%	255,385	9,492	3.72%	(2,585)	2,090	(495)
Non-taxable Investment Securities	329,426	12,418	3.77%	355,745	13,255	3.73%	(986)	149	(837)
Fed Funds, Other	39,936	2,027	5.08%	36,108	1,178	3.26%	160	689	849
TOTAL EARNING ASSETS	$ 2,117,216	$ 145,796	6.89%	$ 2,120,123	$ 128,326	6.05%	$ 2,677	$ 14,793	$ 17,470
INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	$ 1,021,575	$ 7,724	0.76%	$ 1,082,861	$ 4,773	0.44%	$ (367)	$ 3,318	$ 2,951
Time Deposits	464,669	17,540	3.77%	414,883	9,837	2.37%	1,530	6,173	7,703
Interest Bearing Deposits	1,486,244	25,264	1.70%	1,497,744	14,610	0.98%	1,163	9,491	10,654
Other Borrowings	49,491	2,141	4.33%	23,117	893	3.86%	1,080	168	1,248
TOTAL INTEREST BEARING LIABILITIES	1,535,735	27,405	1.78%	1,520,861	15,503	1.02%	2,243	9,659	11,902
NET INTEREST INCOME	$ 2,117,216	$ 118,391	5.59%	$ 2,120,123	$ 112,823	5.32%	$ 434	$ 5,134	$ 5,568

	2005			2004			2005 Compared to 2004 Composition of Change
	Average	Interest Income/	Average Yield/	Average	Interest Income/	Average Yield/	Change Due To:		Total
(dollars in 000’s)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
EARNING ASSETS:
Loans	$ 1,472,885	$ 104,401	7.09%	$ 1,310,842	$ 85,127	6.49%	$ 11,004	$ 8,270	$ 19,274
Taxable Investment Securities	255,385	9,492	3.72%	359,668	11,683	3.25%	(3,632)	1,441	(2,191)
Non-taxable Investment Securities	355,745	13,255	3.73%	342,328	12,646	3.69%	498	111	609
Fed Funds, Other	36,108	1,178	3.26%	37,380	480	1.28%	(28)	726	698
TOTAL EARNING ASSETS	$ 2,120,123	$ 128,326	6.05%	$ 2,050,218	$ 109,936	5.36%	$ 7,842	$ 10,548	$ 18,390
INTEREST BEARING LIABILITIES:
NOW, Savings, and Money Market Accounts	$ 1,082,861	$ 4,773	0.44%	$ 1,063,895	$ 2,565	0.24%	$ 65	$ 2,143	$ 2,208
Time Deposits	414,883	9,837	2.37%	399,806	5,691	1.42%	286	3,860	4,146
Interest Bearing Deposits	1,497,744	14,610	0.98%	1,463,701	8,256	0.56%	351	6,003	6,354
Other Borrowings	23,117	893	3.86%	4,401	194	4.41%	774	(75)	699
TOTAL INTEREST BEARING LIABILITIES	1,520,861	15,503	1.02%	1,468,102	8,450	0.58%	1,125	5,928	7,053
NET INTEREST INCOME	$ 2,120,123	$ 112,823	5.32%	$ 2,050,218	$ 101,486	4.95%	$ 6,717	$ 4,620	$ 11,337

During 2006 there was a $17.5 million increase in interest income along with an increase of $11.9 million in interest expense compared to 2005. The resulting $5.6 million increase in net interest income for 2006 was a result of a number of dynamics affecting both average balances and interest rates. First, the Company experienced a decrease in its average earning assets outstanding of $2.9 million. The decrease was primarily attributable to the runoff of investment securities which dropped $88.1 million. This was offset by increases in higher yielding average loans, which were up by $81.4 million, and fed funds sold of $3.8 million. Second, the Company’s average interest bearing liabilities increased by $14.9 million. Third, earning asset yields were higher in 2006 compared to the average for 2005, and liability costs, while higher in 2006, did not increase as dramatically.

During 2005 there was an $18.4 million increase in interest income along with an increase of $7.1 million in interest expense compared to 2004. The resulting $11.3 million increase in net interest income for 2005 was a result of similar dynamics to 2006 with an increase in its average earning assets outstanding of $69.9 million, primarily attributable to the net increase in average loans of $162.0 million, offset by declines in investments of $90.9 million and fed funds sold of $1.3 million. While the Company’s average interest bearing liabilities increased by $52.8 million, earning assets increased by a larger amount. Finally, earning asset yields were higher in 2005 compared to the average for 2004 and liability costs did not increase as dramatically.

The Bank expects its risk exposure to changes in interest rates during 2007 to remain manageable and well within acceptable policy ranges. A recent review as of the end of 2006 of the potential changes in the Bank’s net interest income over a 12 month time horizon showed that it could fluctuate under extreme alternative rate scenarios from between +2.6% and -5.7% of the base case (rates unchanged) of $125.7 million. The Bank’s policy is to maintain a structure of assets and liabilities which are such that net interest income will not vary more than plus or minus 15% of the base forecast over the next 12 months. Management expects that its exposure to interest rate risk is manageable and it will continue to strive for an optimal trade-off between risk and earnings.

The following table presents a summary of the Bank’s net interest income forecasted for the coming 12 months under alternative interest rate scenarios.

Change From Base
Rates Down Very Significant	-5.7%
(Prime down from 8.25% to 5.25% over 10 months)
Rates Down Significant	-3.5%
(Prime down from 8.25% to 6.25% over 11 months)
Rates Down Modestly	-1.1%
(Prime down from 8.25% to 7.25% over 11 months)
Base Case—Rates Unchanged	—
(Prime unchanged at 8.25% over 12 months)
Rates Up Modestly	+0.7%
(Prime up from 8.25% to 9.25% over 11 months)
Rates Up Aggressive	+0.9%
(Prime up from 8.25% to 10.25% over 11 months)
Rates Up Very Aggressive	+2.6%
(Prime up from 8.25% to 11.25% over 10 months)

Net interest income under the above scenarios is influenced by the characteristics of the Bank’s assets and liabilities. In the case of N.O.W., savings and money market deposits (total $994.6 million) interest is based on rates generally set at the discretion of management ranging from 0.25% to 2.00%. In a downward rate environment, there is a limit to how far these deposit instruments can be re-priced and this behavior is similar to that of fixed rate instruments. In an upward rate environment, the magnitude and timing of changes in rates on these deposits is assumed to be more reflective of variable rate instruments.

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to—competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Bank’s net interest income. Therefore the results of this analysis should not be relied upon as indicative of actual future results. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank’s relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage-backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, the Bank’s net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 4.95% to a high of 5.59% (not taxable equivalent). The Bank’s net interest margin in 2006 of 5.59% was at the high end of this range by historical standards, coming off the low levels experienced in 2004 and 2003 of 4.95% and 5.14%, respectively. The improvement in the net interest margin in 2006 is a result of both the higher level of interest rates and the change in mix of earning assets (the Bank now has a higher portion in loans vis-à-vis investment securities compared to earlier years when the margin was at lower levels). The net interest margin under the alternative scenarios ranges from 5.25% to 5.70%. Management feels this range of scenarios is consistent with current experience and interest rate levels, but no assurances can be given that actual future experience will fall within this range.

The Bank’s exposure with respect to interest rate derivatives, exchange rate fluctuations, and/or commodity price movements is nil. The Bank does not own any instruments within these markets.

Provision for Loan Losses

The Company did not make a provision to the allowance for loan losses during 2006 or 2005. In 2004, however, it reduced the allowance for loan losses by $2.7 million through a benefit to the provision for loan losses. These actions over the past three years reflected strong credit quality standards, consistent performance of the loan portfolio in recent years, improving trends in classified loans, improving trends in delinquencies, an improved outlook for the collection of the Company’s non accrual loans, the reduced absolute level of non accrual loans and the outlook for economic activity in general. The need for additional provision for loan losses or for further benefit to the provision for loan losses in 2007 will be dependent upon Management’s on-going analysis of the adequacy of the allowance for loan losses. While Management believes the allowance to be adequate at the present time, the appropriate value can fluctuate over time in response to economic conditions and the subjective decisions which must be made in response to those conditions.

Non-Interest Income

Non-Interest Income for 2006 totaled $21.9 million compared to $21.4 million in 2005 and $27.8 million in 2004. Service charges on deposit accounts increased $0.8 million to $10.2 million in 2006 compared to 2005 following a decrease of $0.8 million to $9.4 million in 2005 versus 2004. The increase in 2006 compared to 2005 reflects primarily an increase in overdraft fees. The decrease in 2005 compared to 2004 primarily reflects a decline in account analysis charges collected in the face of higher earnings credits for compensating balances posted to customer accounts in the higher rate environment.

Commissions, fees and other service charges increased by $.2 million in 2006 to $8.8 million. This followed a decrease of $4.0 million to $8.6 million in 2005 over 2004. The increase in 2006 was primarily due to an increase in debit card fees. The decrease in 2005 was a result of outsourcing its merchant credit card processing functions (approximately $5.2 million) offset by improvements to other categories, especially debit card fees ($0.4 million), letter of credit commissions ($0.3 million) and trust department income ($0.3 million). The Company now receives a payment for merchant credit card processing which is net of expenses, so a similar decline was experienced in the non-interest expense section of the income statement in 2005.

Losses on sales of securities were at $32 thousand in 2006 following gains of $88 thousand and $475 thousand gains in 2005 and 2004, respectively. Activity in both 2006 and 2005 reflects primarily calls of debt securities as opposed to disposals by the Company. The larger gain in 2004 reflected the acceptance of a tender offer for a $1.0 million block of corporate bonds held by the Bank resulting in a $352 thousand gain in the first quarter and the sale of an additional security (the put feature of which was no longer applicable) at a gain of $93 thousand in the third quarter.

The Gain on Sale of loans held for sale (single family mortgages) was $414 thousand in 2006 compared to $549 thousand in 2005 and $607 thousand in 2004. The modest decline in 2006 compared to 2005 reflected a lower volume of jumbo adjustable rate mortgage loans sold as the Company kept a larger amount of these in its regular loan portfolio. The higher levels in 2004 compared to 2005 reflected the large amount of mortgage refinance activity experienced as a result of the historically low mortgage interest rate levels in that year.

All other sources of income were $2.5 million in 2006, compared to $2.8 million in 2005 and $3.9 million in 2004. The decline in 2006 compared to 2005 related primarily to a decline in miscellaneous recoveries. The decline in 2005 compared to 2004 related to a $1.1 million gain on the sale of OREO in 2004 which did not recur in 2005.

Non-Interest Expense

Total non-interest expense for 2006 was $85.7 million, following $77.7 million in 2005, and $79.3 million in 2004. Salaries and employee benefits increased to $48.7 million in 2006 compared to $44.6 million in 2005 and $41.8 million in 2004. The increase in 2006 compared to 2005 reflects: 1) $1.9 million of stock based compensation expense related to the adoption of SFAS 123(R); 2) $1.9 million in salary increases; and 3) $.3 million increase in employee benefits due to higher group insurance costs. The increase in 2005 compared to 2004 was a result of: 1) a $1.7 million increase in expense for the Company’s bonus program due to exceeding goals established at the start of the year by a greater degree in 2005 than in 2004, 2) increases in payroll taxes and other benefits of $0.4 million and 3) salary expense increases of $0.7 million. A number of factors are continuing to create unusually strong upward pressure on these costs, especially the cost of medical benefits, workers compensation, competitive wages and the increasing need for infrastructure for regulatory compliance. The Company is addressing these cost pressures by focusing on ways of becoming more efficient in its processes and using technology wherever possible to hold down staffing requirements.

Occupancy expense increased slightly to $12.9 million in 2006 after being virtually unchanged in 2005 and 2004 at $12.5 million. The increase in 2006 reflects increased rent due to the opening of the new commercial banking facility in Westlake Village and normal rent increases.

Advertising and promotion expenditures were $4.6 million in 2006 following charges of $4.4 million in 2005 and $4.0 million in 2004. The increase in 2006 over 2005 reflected increased business development expenditures of $200 thousand. The increase in 2005 over 2004 reflected increased business development expenditures of $269 thousand, increased donations of $115 thousand and various other smaller increases in individual line items. The Company does not expect any major increases in its 2007 expenditures.

General office expenditures have been relatively flat with $4.0 million in 2006 following levels of $3.8 million in 2005 and $4.0 million in 2004. This category includes primarily charges for stationery and supplies, telephone expenses, and postage. Management does not expect any significant changes to this category in 2007.

Merchant processing and data processing charges were $1.6 million in 2006, $0.9 million in 2005, and $5.2 million in 2004. The decline from 2004 reflects the outsourcing of this function to an outside vendor late in that year. The increase in 2006 reflects higher debit card usage which generated $725 thousand more in fees paid to our outsourced vendor. These costs were offset by higher fee income noted above in Non-interest Income. Management’s expectation for 2007 is that this category of expense will be little changed.

Professional services were $6.3 million in 2006 following $5.0 million in 2005 and $5.5 million in 2004. The increase in 2006 over 2005 reflects continued costs of compliance with the Sarbanes-Oxley Act and regulatory requirements. The decrease in 2005 compared to 2004 reflects slightly lower costs incurred after the intensive, initial compliance efforts for Sarbanes-Oxley. Management expects costs in 2007 for professional services to be little changed from 2006 levels.

Regulatory assessments (charges for FDIC assessments and DFI fees) have been little changed over the past three years at $0.4 million, $0.4 million and $0.5 million in 2006, 2005, and 2004, respectively. Management does not anticipate any significant increases in these charges in 2007.

Other operating expenses increased in 2006 to $7.1 million compared to $6.0 million in 2005 and $5.8 million in 2004. The increase in 2006 compared to 2005 was primarily due to increased correspondent bank fees of $226 thousand, additional provision for losses on unfunded commitments of $91 thousand and $496 thousand of expenses incurred related to the pending merger with Rabobank. The increase in 2005 compared to 2004 reflects a smaller credit to the provision for losses on unfunded commitments in 2005 of $136 thousand.

Taxes

Book tax expense amounted to $19.2 million in 2006, $19.1 million in 2005, and $17.5 million in 2004. While the statutory tax rate of the Company is 42.05%, the actual rate accrued was 35.3%, 33.7%, and 33.3% in 2006, 2005, and 2004, respectively. The primary reason for the difference compared to the statutory rate relates to the tax exempt income generated by the Company’s municipal bond portfolio. The higher effective tax rate in 2006 was primarily due to the fact that compensation costs associated with incentive stock options are now recognized against income, along with all other share based awards, in accordance with SFAS 123(R), as described in Note 15 to these financial statements. This additional book expense, however, does not generate a tax deduction for the Company and, thus creates a higher effective tax rate against book income. If, in the future, there are disqualifying dispositions of the shares issued in the exercise of those incentive stock options, the Company will receive a tax deduction and show a benefit in it’s effective tax rate in that period.

As described in Note 10 to the financial statements, the Company has deferred tax assets primarily related to the timing difference associated with charge-offs and provisions for losses on certain loans and with the timing difference on deferred compensation.

SUBSIDIARY ACTIVITY

Mid-Coast Land Company

Mid-Coast Land Company recorded a profit of $195 thousand in 2006, $409 thousand in 2005 and $379 thousand in net income in 2004. The gains in each of these years primarily relate to the on-going commissions on the sale of property formerly owned by Mid-Coast Land Company. Management expects earnings to continue for several years as there are 81 lots remaining to be sold at the start of 2007 (down from 86 one year earlier) which are subject to the payment of these commissions.

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

Earnings for MSB Properties, Inc. have remained relatively unchanged over the years with net earnings after-tax of $1.1 million, $1.2 million, and $1.2 million, in 2006, 2005 and 2004, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as, disclosures included elsewhere in this Form 10-K, are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. Management believes that the most significant subjective judgments that it is required to make include the following:

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

•       Taxes.   The Company estimates its quarterly effective income tax rate based upon a variety of factors, including, but not limited to, the expected revenues for the year and the product mix of revenue, and the ratio of permanent differences to total revenue. Any changes to the estimated rate are made prospectively in accordance with APB 28 “Interim Financial Reporting”. Additionally, a valuation allowance, which was zero at December 31, 2006 and 2005, provides for deferred taxes that are not anticipated to be offset by taxable income projected for the next 12 months. A valuation allowance is based on estimates by Management which can change over time.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006 and 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, Management believes that Mid-State Bancshares complied, in all significant aspects, with the designated laws and regulations relating to safety and soundness for the years ended December 31, 2006 and 2005.

/s/ JAMES W. LOKEY	/s/ JAMES G. STATHOS
James W. Lokey	James G. Stathos
President	Executive Vice President
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mid-State Bancshares:

We have completed integrated audits of Mid-State Bancshares’ consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mid-State Bancshares and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Francisco, California

March 15, 2007

Consolidated Statements of Financial Position

(amounts in 000’s except share amounts)

	December 31,
	2006	2005
Assets
CASH AND DUE FROM BANKS	$99,675	$109,791
FEDERAL FUNDS SOLD	38,582	—
SECURITIES AVAILABLE FOR SALE	487,700	619,332
LOANS HELD FOR SALE	12,840	10,176
LOANS, net	1,562,817	1,507,118
PREMISES AND EQUIPMENT, net	32,131	24,772
ACCRUED INTEREST RECEIVABLE	13,128	13,947
GOODWILL	47,840	47,840
CORE DEPOSIT INTANGIBLES, net	5,611	6,483
SENIOR HOUSING CRIME PREVENTION FOUNDATION INVESTMENT	30,000	30,000
OTHER ASSETS	25,130	22,040
TOTAL ASSETS	$2,355,454	$2,391,499
Liabilities
DEPOSITS:
Demand deposits	$523,139	$567,782
Savings, money market and NOW accounts	994,586	1,067,486
Time deposits—$100,000 or more	229,392	202,063
Time deposits—Under $100,000	257,664	232,275
Total Deposits	2,004,781	2,069,606
OTHER BORROWINGS	49,400	25,903
ALLOWANCE FOR LOSSES - UNFUNDED COMMITMENTS	1,830	1,761
ACCRUED INTEREST PAYABLE & OTHER LIABILITIES	17,006	21,667
TOTAL LIABILITIES	2,073,017	2,118,937
Commitments and Contingencies (Note 12)
Capital Accounts
CAPITAL STOCK, NO PAR VALUE:
Authorized—100,000,000 shares Outstanding—22,188,488 shares in 2006 and 22,520,434 in 2005	33,418	42,343
UNDIVIDED PROFITS	249,113	229,824
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES OF ($62) IN 2006 AND $264 IN 2005	(94)	395
TOTAL CAPITAL ACCOUNTS	282,437	272,562
TOTAL LIABILITIES & CAPITAL ACCOUNTS	$2,355,454	$2,391,499

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Income

(amounts in 000’s except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Interest Income:
Interest and fees on loans and leases	$122,354	$104,401	$85,127
Interest on securities:
U.S. Treasury securities	734	679	974
U.S. Government agencies and corporations	5,919	6,492	8,553
Obligations of states and political subdivisions, other	14,762	15,576	14,802
Interest on federal funds sold	2,027	1,178	480
TOTAL INTEREST INCOME	145,796	128,326	109,936
Interest Expense:
Interest on deposits	25,264	14,610	8,256
Interest on other borrowings	2,141	893	194
TOTAL INTEREST EXPENSE	27,405	15,503	8,450
Net Interest Income	118,391	112,823	101,486
(Benefit)/Provision for loan losses	—	—	(2,700)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	118,391	112,823	104,186
Other Income:
Service charges on deposit accounts	10,168	9,384	10,164
Commissions, fees and other service charges	8,823	8,620	12,577
Gains on sale of securities	(32)	88	475
Gain on sale of loans held for sale	414	549	607
Other income	2,492	2,800	3,941
TOTAL OTHER INCOME	21,865	21,441	27,764
Other Expenses:
Salaries & employee benefits	48,746	44,635	41,779
Occupancy expenses	12,938	12,534	12,509
Advertising & promotion	4,582	4,439	3,955
General office	3,961	3,809	4,017
Merchant processing and data processing fees	1,620	900	5,197
Professional services	6,343	4,955	5,525
Regulatory assessments	418	445	498
Other operating expenses	7,123	5,957	5,814
TOTAL OTHER EXPENSES	85,731	77,674	79,294
Income before taxes	54,525	56,590	52,656
Tax expense	19,246	19,099	17,547
NET INCOME	$35,279	$37,491	$35,109
Earnings per share:
—Basic	$1.59	$1.65	$1.50
—Diluted	$1.55	$1.61	$1.47
Average shares used in earnings per share calculation:
—Basic	22,211	22,788	23,422
—Diluted	22,711	23,300	23,897

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Comprehensive Income

(amounts in 000’s)

	Year Ended December 31,
	2006	2005	2004
NET INCOME	$35,279	$37,491	$35,109
Other Comprehensive Income Before Taxes:
Unrealized (losses) gains on securities available for sale:
Unrealized holding losses arising during year	(846)	(10,687)	(8,568)
Reclassification adjustment for losses (gains) included in net income	32	(88)	(475)
Other comprehensive loss, before tax	(814)	(10,775)	(9,043)
Income tax benefit	(325)	(4,310)	(3,626)
OTHER COMPREHENSIVE
LOSS, NET OF TAXES	(489)	(6,465)	(5,417)
TOTAL COMPREHENSIVE INCOME	$34,790	$31,026	$29,692

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of

Changes in Capital Accounts

(amounts in 000’s except share amounts)

	Number of Shares	Capital Stock	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2003	23,567,478	$75,506	$184,771	$12,277	$272,554
Cash dividend—$0.58 per share	—	—	(13,552)	—	(13,552)
Exercise of stock options	190,548	2,579	—	—	2,579
Net income	—	—	35,109	—	35,109
Change in net unrealized gain on available for sale securities, net of taxes of $(3,626)	—	—	—	(5,417)	(5,417)
Stock repurchased	(658,867)	(16,646)	—	—	(16,646)
BALANCE, December 31, 2004	23,099,159	$61,439	$206,328	$6,860	$274,627
Cash dividend—$0.66 per share	—	—	(14,995)	—	(14,995)
Exercise of stock options	266,330	3,969	—	—	3,969
Tax Benefit from exercise of options	—	—	1,000	—	1,000
Net income	—	—	37,491	—	37,491
Change in net unrealized gain on available for sale securities, net of taxes of ($4,310)	—	—	—	(6,465)	(6,465)
Stock repurchased	(845,055)	(23,065)	—	—	(23,065)
BALANCE, December 31, 2005	22,520,434	$42,343	$229,824	$395	$272,562
Cash dividend—$0.72 per share	—	—	(15,990)	—	(15,990)
Exercise of stock options	276,930	4,414	—	—	4,414
Tax Benefit from exercise of options	—	1,667	—	—	1,667
Net income	—	—	35,279	—	35,279
Change in net unrealized gain on available for sale securities, net of taxes of ($325)	—	—	—	(489)	(489)
Common stock issued under employee Plans and related tax benefits	—	1,915	—	—	1,915
Stock repurchased	(608,876)	(16,921)	—	—	(16,921)
BALANCE, December 31, 2006	22,188,488	$33,418	$249,113	$(94)	$282,437

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

(amounts in 000’s)

	Year Ended December 31,
	2006	2005	2004
Operating Activities:
Net Income	$35,279	$37,491	$35,109
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit)/Provision for credit losses	—	—	(2,700)
Provision for depreciation and amortization	5,278	5,249	5,044
Amortization of originated mortgage servicing rights	442	458	459
Amortization of net investment security premiums	2,626	3,743	5,120
Amortization of deferred loan (costs) fees	299	(525)	(163)
Amortization of core deposit intangible assets	872	1,249	1,375
Share-based compensation, net of taxes	1,654	—	—
Excess tax benefit from share-based payments	(10)	—	—
Loss (Gain) on sale of investments	32	(88)	(475)
Originations of loans held for sale	(73,357)	(70,517)	(77,218)
Proceeds from sales of loans held for sale	71,109	73,878	78,247
Gain on sale of other real estate owned	—	—	(1,084)
Gain on sale of loans held for sale	(415)	(549)	(607)
Deferred tax charge (benefit)	(1,921)	33	(765)
(Increase) decrease in accrued interest	819	(2,029)	256
Decrease (increase) in other assets	(1,287)	860	(4,176)
Increase (decrease) in accrued interest payable and other liabilities	(4,591)	3,095	4,882
Net cash provided by operating activities	36,829	52,348	43,304
Investing Activities:
Proceeds from sales and maturities of securities	187,266	140,159	160,631
Purchases of securities	(59,106)	(159,104)	(44,463)
Net increase in loans	(55,998)	(98,498)	(266,363)
Receipts from real estate investments, net of advances	—	—	4,512
Purchases of premises and equipment	(12,637)	(5,075)	(3,665)
Net cash provided(used) by investing activities	59,525	(122,518)	(149,348)
Financing Activities:
Net increase in deposits	(64,825)	75,061	82,114
Increase in other borrowings—Federal Home Loan Bank	25,000	20,000	—
Net decrease in other borrowings—revolving T.T. & L. note	(1,504)	(679)	(1,045)
Cash dividend paid	(15,990)	(14,995)	(13,552)
Proceeds from exercise of share-based awards	6,342	4,970	2,579
Excess tax benefit from share-based payments	10	—	—
Stock repurchase for retirement	(16,921)	(23,065)	(16,646)
Net cash provided (used) by financing activities	(67,888)	61,292	53,450
(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	28,466	(8,878)	(52,594)
CASH AND CASH EQUIVALENTS, beginning of year	109,791	118,669	171,263
CASH AND CASH EQUIVALENTS, end of year	$138,257	$109,791	$118,669
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$26,869	$15,112	$8,237
Taxes on income	19,950	19,057	15,006
Supplemental disclosure of non-cash investing activities:
Transfer of security investment for senior housing crime prevention foundation investment	—	30,000	—

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Significant Group Concentrations of Credit Risk:   Most of the Company’s activities are with customers located within the three counties of San Luis Obispo, Santa Barbara and Ventura in California. Note 4 below reviews the types of securities that the Company invests in. Note 5 reviews the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer, but does have a significant portion of its loan portfolio (approximately 83%) secured by real estate.

Cash and Cash Equivalents:   For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and securities purchased under agreements to resell, all of which mature within ninety days.

Securities:   Securities for which the Company has the positive intent and ability to hold until maturity would be classified as held-to-maturity securities. Securities which are purchased principally for the purpose of selling them in the near term for a gain would be classified as trading securities. Securities not classified as held-to-maturity or trading are classified as available for sale. The Company holds no securities that should be classified as trading securities or held-to-maturity securities. Securities classified as available for sale are reported on the consolidated statements of financial position as of December 31, 2006 and 2005, at their market value. The net unrealized gains or losses for these securities are reported, net of related taxes, in the statements of comprehensive income for the years ended December 31, 2006, 2005 and 2004 and as a separate component of the capital accounts for the years ended December 31, 2006 and 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

1. Summary of Significant Accounting Policies (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

1. Summary of Significant Accounting Policies (Continued)

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

Stock Option Plan:   Through December 31, 2005, the Company accounted for its stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 allowed stock options to be valued using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” and provided for presentation of proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS 123(R) had been applied. Effective January 1, 2006, the Company adopted SFAS 123(R), “Share Based Payment.”  This standard requires that all share-based compensation awards be measured at fair value at the date of grant and expensed over their vesting or service periods.

Recent Accounting Pronouncements:   In June 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) issued guidance on its Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance made recommendations regarding unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.”  The guidance for evaluating whether an investment is other-than-temporarily impaired was to be applied in other-than-temporary impairment evaluations made in reporting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

1. Summary of Significant Accounting Policies (Continued)

periods beginning after June 15, 2004. The disclosures were to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. On September 30, 2004, the FASB Board directed the issuance of FASB Staff Position (FSP) EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of issue 03-1. The FASB asked constituents to comment on whether the application guidance with respect to “minor impairments” should also be applied to securities analyzed for impairment under paragraphs 10-15 of Issue 03-1. At the June 29, 2005 meeting, the Board decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed the staff to finalize proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” The final FSP, retitled as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” would:

1.                Replace the guidance in paragraphs 10 - 18 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and refer to existing other-than-temporary impairment guidance—for example, FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”

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

At the September 7, 2005 meeting, the Board directed the staff to consider transition guidance for the proposed FSP. At the September 14, 2005 meeting, the Board decided to retain the paragraph in the proposed FSP pertaining to the accounting for debt securities subsequent to an other-than-temporary impairment and add a footnote to clarify that the proposed FSP does not address when a debt security should be designated as non-accrual or how to subsequently report income on a non-accrual debt security. In addition, the Board decided that (1) transition would be applied prospectively and (2) the effective date would be reporting periods beginning after December 15, 2005. Adoption of EITF Issue 03-1-a did not have a material impact on the Company’s results of operations or its financial position.

The FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” in December 2004. The revised Statement is SFAS No. 123(R) (revised 2004), “Share-Based Payment” and it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. It is effective for the Company as of January 1, 2006. The Statement requires that the Company measure the cost of employee services received in exchange for an award of equity instruments (share based payment awards) based on the grant date fair value of the award and the estimated number of awards that are expected to vest. The cost will be recognized over the period during

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

1. Summary of Significant Accounting Policies (Continued)

which an employee is required to provide service in exchange for the award—usually the vesting period. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The Company previously applied APB Opinion No. 25, in accounting for its share based payment awards. Accordingly, no compensation expense was recognized for grants of these types of awards prior to 2006. Pro forma disclosures of net income and earnings per share were disclosed in Note 15 of the Company’s Annual Report on Form 10K. The Company adopted the revised Statement for the first quarter of 2006. The impact of adopting the accounting treatment was to reduce earnings by approximately $429 thousand, after-tax, for the three months ended December 31, 2006. For the year ended December 31, 2006, earnings were reduced by approximately $1.7 million, after-tax.

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

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” on March 17, 2006 as an amendment to SFAS No. 140. The standard will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, the new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The standard also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

1. Summary of Significant Accounting Policies (Continued)

measurement. SFAS No. 156 permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute—fair value. The Company expects to adopt the Statement for the first quarter of 2007 and expects it will not have a material effect on its consolidated financial statements.

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

2. Merger

On November 2, 2006, the Company and Rabobank announced that they had entered into an agreement and plan of merger through which Mid-State Bank & Trust will become part of the Rabobank Group. Upon completion, Mid-State Bank & Trust will be merged into Rabobank, N.A., Rabobank’s community banking subsidiary in California.

Under terms of the agreement and plan of merger, Rabobank will acquire all of the shares of Mid-State Bancshares, through a merger with a Rabobank subsidiary, for a purchase price of $37.00 per share in cash, or a total purchase price of approximately $851 million. The transaction is expected to close in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

2. Merger (Continued)

second quarter of 2007, subject to approval by Mid-State Bancshares shareholders and the receipt of all required regulatory approvals. A copy of the definitive agreement for the acquisition is attached to our Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006. See also, Note 12, Commitments and Contingencies and Item 3 of this Report on Form 10-K entitled Legal Proceedings for information regarding a lawsuit filed in connection with the acquisition.

The agreement and plan of merger includes terms and conditions which affect the conduct of the Company’s business until the merger is completed or the agreement is terminated. Among other items, it generally requires the Company to carry on business in its ordinary course consistent with past practice and in accordance with sound banking practices, and to observe in all material respects its legal and contractual obligations. The merger agreement generally restricts the ability of the Company to make material changes in any aspect of the conduct of its business without the consent of Rabobank, including significant capital expenditures, new material lines of business, the disposition of assets or the incurring of obligations outside the ordinary course of business. The Company is in compliance with its obligations under the agreement and plan of merger.

3. Cash Reserves

The average reserve balances required to be maintained by the Federal Reserve Bank were approximately $18.5 million and $22.3 million at December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

4. Securities

A summary of investment securities owned is as follows:

December 31, 2006

(amounts in 000’s) Securities Available For Sale	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$15,714	$—	$(121)	$15,593
Securities of U.S. government agencies and corporations	130,488	38	(687)	129,839
Mortgage backed securities	6,604	135	(126)	6,613
Obligations of states and political subdivisions	320,079	2,423	(1,772)	320,730
Other investments	14,971	6	(52)	14,925
TOTAL	$487,856	$2,602	$(2,758)	$487,700

December 31, 2005

(amounts in 000’s) Securities Available For Sale	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury securities	$22,868	$—	$(222)	$22,646
Securities of U.S. government agencies and corporations	216,218	171	(1,802)	214,587
Mortgage backed securities	8,672	313	(46)	8,939
Obligations of states and political subdivisions	354,356	4,342	(2,047)	356,651
Other investments	16,559	22	(72)	16,509
TOTAL	$618,673	$4,848	$(4,189)	$619,332

The following table shows those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006:

	Less than 12 months		12 months or more		Total
(amounts in 000’s)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$10,587	$(121)	$10,587	$(121)
Securities of U.S. government agencies and corporations	—	—	94,029	(687)	94,029	(687)
Mortgage backed securities	—	—	2,971	(126)	2,971	(126)
Obligations of states and political subdivisions	54,731	(242)	102,318	(1,530)	157,049	(1,772)
Other investments	—	—	3,951	(52)	3,951	(52)
TOTAL	$54,731	$(242)	$213,856	$(2,516)	$268,587	$(2,758)

All of the unrealized losses identified in the table above are attributable to changes in general interest rate levels and are not considered to be other than temporary impairment. The unrealized losses are not the result of any deteriorating financial conditions or near term prospects of the underlying issuers and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

4. Securities (Continued)

Management believes that it has the intent and ability to either retain these investment securities to allow for the eventual recovery in market value or to hold them until maturity.

Securities having a fair value of $111.9 million and $110.0 million at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes as required by law.

Proceeds from maturities, calls, partial pay-downs and/or sales of securities were $187.3 million, $140.2 million, and $160.6 million for the years ended 2006, 2005, and 2004, respectively. Gross gains of $140 thousand, $145 thousand, and $485 thousand and gross losses of $172 thousand, $57 thousand, and $10 thousand were realized on that activity for the years ended 2006, 2005, and 2004, respectively.

The amortized cost and market value of securities at December 31, 2006 and 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Included in the “Equity securities” category below is common stock held in the Federal Home Loan Bank, Federal National Mortgage Association and Federal Agricultural Mortgage Association.

	Available For Sale
(dollars in 000’s) December 31, 2006*	Cost Basis	Market Value
Due in one year or less	$147,535	$147,392
Due after one year to five years	282,340	282,568
Due after five years to ten years	47,813	47,652
Due after ten years	1,501	1,421
Equity securities	8,667	8,667
Total	$487,856	$487,700

December 31, 2005*	Cost Basis	Market Value
Due in one year or less	$166,103	$165,257
Due after one year to five years	289,849	292,076
Due after five years to ten years	152,383	151,675
Due after ten years	2,096	2,082
Equity securities	8,242	8,242
Total	$618,673	$619,332

*                    Mortgage back securities are shown at contractual maturity, however, the average life of these securities may differ due to principal prepayments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

5. Loans

The loan portfolio consists of the following:

	December 31,
(dollars in 000’s)	2006	2005
Construction and development loans	$292,041	$279,417
Real estate loans	850,831	816,953
Home equity credit lines	152,125	182,057
Installment loans	18,663	18,032
Cash reserve	2,881	3,367
Agricultural production	39,889	35,898
Commercial, other	222,023	186,757
	1,578,453	1,522,481
Less allowance for loan losses	(11,870)	(11,896)
Less deferred loan fees, net	(3,766)	(3,467)
TOTAL LOAN PORTFOLIO	$1,562,817	$1,507,118

At December 31, 2006, approximately $1.3 billion of the Bank’s portfolio was collateralized by various forms of real estate. The Company attempts to reduce its concentration of credit risk by making loans, which are diversified by project type and geographic locations throughout the Central Coast of California. While management of the Company believes that the collateral presently securing this portfolio is adequate, there can be no assurances that deterioration in the California real estate market would not expose the Bank to significantly greater credit risk.

Loans on non-accrual status totaled $526 thousand and $2.5 million at December 31, 2006 and 2005, respectively. The bank had no loans past due 90 days or more and still accruing interest at December 31, 2006 and 2005. If interest income on non-accrual loans had been recorded as originally scheduled, approximately $142 thousand, $1.0 million, and $1.3 million of additional interest income would have been recorded for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, there was $70 thousand, $59 thousand and no interest income recognized for loans on non-accrual during 2006, 2005, and 2004, respectively.

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on non-accrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest from other loans in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired. Certain impaired loans are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as non-accrual and $21 thousand, $38 thousand and $73 thousand in interest was recognized from these loans during 2006, 2005 and 2004, respectively.

The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) the expected future cash flows discounted at the effective interest rate; (2) the loan’s observable market price, if available from a secondary market; or (3) by valuing the underlying collateral if the loan is collateral dependent. A valuation allowance is computed as any amount by which the recorded investment exceeds the value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

5. Loans (Continued)

impaired loan. If the value of the loan, as determined by one of the above methods, exceeds the recorded investment in the loan, a valuation allowance for the loan is not established. The following table discloses information about impaired loans and their related allowance.

	December 31,
(dollars in 000’s)	2006	2005
Loans identified as impaired at year end	$526	$2,528
Impaired loans for which a valuation
allowance has been determined	—	1,972
Amount of valuation allowance	—	592
Impaired loans for which no valuation allowance was determined necessary	526	556

The average amount of the recorded investment in impaired loans during the years ended December 31, 2006, 2005 and 2004 was approximately $1.0 million, $6.6 million and $12.9 million, respectively. The valuation allowance reported above is determined on a loan-by-loan basis.

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

The allowance for loan losses is netted against loans on the Statements of Financial Position for December 31, 2006 and 2005. A summary of the changes in the allowance for loan losses account and the allowance for losses—unfunded commitments which shows on the liability side of the Consolidated Statements of Financial Position is as follows:

	December 31,
(dollars in 000’s)	2006	2005	2004
Balance at beginning of year:
Allowance for loan losses	$11,896	$13,799	$16,063
Allowance for losses—unfunded commitments	1,761	1,783	1,941
Total allowance for losses at beginning of year	13,657	15,582	18,004
(Reductions in) additions to the allowance for loan losses (credited to) charged to expense	—	—	(2,700)
Provision for losses—unfunded commitments charged to expense	69	(22)	(158)
Loans charged off	(550)	(3,231)	(940)
Recoveries of loans previously charged off	524	1,328	1,376
TOTAL ALLOWANCE FOR LOSSES—END OF YEAR	$13,700	$13,657	$15,582

(dollars in 000’s)
Allowance for loan losses	$11,870	$11,896	$13,799
Allowance for losses—unfunded commitments	1,830	1,761	1,783
TOTAL ALLOWANCE FOR LOSSES—END OF YEAR	$13,700	$13,657	$15,582

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

5. Loans (Continued)

An analysis of loans and leases to directors and executive officers is as follows:

	December 31,
(dollars in 000’s)	2006	2005
Balance, at beginning of year	$14,128	$8,744
Additional loans and leases made	7,721	8,758
Payments received and other adjustments	(1,001)	(3,374)
BALANCE AT END OF YEAR	$20,848	$14,128

These loans were made in the ordinary course of the Bank’s business and, in management’s opinion, were made at prevailing rates and terms. In addition, there were un-funded commitments to loan up to an additional $12.8 million in extensions of credit to directors and executive officers at December 31, 2006.

6. Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
(dollars in 000’s)	2006	2005
Land	$11,135	$7,595
Buildings	38,264	32,694
Furniture and equipment	30,633	28,345
Construction and equipment purchases in progress	867	1,828
	80,899	70,462
Less—Accumulated depreciation and amortization	(48,768)	(45,690)
TOTAL PREMISES AND EQUIPMENT	$32,131	$24,772

Depreciation and amortization included in occupancy expenses was $5.3 million, $5.2 million, and $5.0 million in 2006, 2005 and 2004, respectively, based on the following estimated useful lives:

Buildings	20-40 years
Furniture and equipment	3-20 years

Total rental expense for banking premises was $2.5 million, $2.0 million, and $2.0 million, in 2006, 2005 and 2004, respectively. As of December 31, 2006 the approximate minimum future lease rentals payable under non-cancelable lease contracts for bank premises were as follows (dollars in 000’s):

Year
2007	$2,144
2008	1,937
2009	1,797
2010	1,677
2011	1,537
Thereafter	2,199
TOTAL LEASE COMMITMENTS	$11,291

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

7. Core Deposit Intangible Assets

The following is a summary of the Company’s core deposit intangible assets. Figures are in thousands.

		Dec. 31, 2005			Dec. 31, 2006
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core Deposit Intangible	$11,597	($5,986)	$5,611	$11,597	($5,114)	$6,483

The aggregate amount of amortization expense of the core deposit intangible assets is as follows ($ in 000’s):

	2006	2005	2004
Amortization of Core Deposit Intangible	$872	$1,249	$1,375

The decline in the amortization rate in 2006 and 2005 compared to 2004 is the result of an adjustment made necessary by a stronger retention of core deposits than originally anticipated related to one of the Company’s acquisitions. The projected amortization expense for the core deposit intangible assets, assuming no further acquisitions, dispositions or adjustments to current amortization rates, is approximately $872 thousand per year over the next six years. Amortization of core deposit intangible premiums from prior mergers are currently scheduled to be completed by dates ranging from October 2012 to September 2013 which represent original lives ranging from 9.0 years to 12.0 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

8. Disclosures about Fair Value of Financial Instruments (Continued)

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

Commitments to Extend Credit and Letters of Credit

Commitments to extend credit and letters of credit are written at current market rates. The Company does not anticipate any interest rate or credit factors that would affect the fair value of commitments or letters of credit outstanding at December 31, 2006.

Accrued Interest Payable

For accrued interest payable, the carrying amount is a reasonable estimate of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

8. Disclosures about Fair Value of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
(dollars in 000’s)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$99,675	$99,675	$109,791	$109,791
Fed funds sold	38,582	38,582	—	—
Investment securities	487,700	487,700	619,332	619,332
Loans held for sale	12,840	12,840	10,177	10,278
Loans, net	1,562,817	1,544,521	1,507,118	1,499,709
Accrued interest receivable	13,128	13,128	13,947	13,947
Financial liabilities:
Deposits	2,004,781	1,986,554	2,069,606	2,063,188
Other borrowings	49,400	48,749	25,906	25,638
Accrued interest payable	1,220	1,220	685	685

9. Deposits

Individual Retirement Account balances are now insured up to $250,000 and all other deposits are insured up to $100,000 per member by the Federal Deposit Insurance Corporation (FDIC). The following is a breakdown by type and maturity at year-end of the Bank’s deposits:

December 31, 2006

	No Contractual	Three Months	After 3 Months,	After
(dollars in 000’s)	Maturity	or Less	to 12 Months	One Year	Total
Demand Deposits	$523,139	$—	$—	$—	$523,139
Savings, Money Market and NOW Accounts	994,586	—	—	—	994,586
Time Deposits—$100,000 or more	—	110,513	104,696	14,183	229,392
Time Deposits—Under $100,000	—	96,997	119,606	41,061	257,664
Total	$1,517,725	$207,510	$224,302	$55,244	$2,004,781

December 31, 2005

	No Contractual	Three Months	After 3 Months	After
(dollars in 000’s)	Maturity	or Less	to 12 Months	One Year	Total
Demand Deposits	$567,782	$—	$—	$—	$567,782
Savings, Money Market and NOW Accounts	1,067,486	—	—	—	1,067,486
Time Deposits—$100,000 or more	—	109,782	80,617	11,664	202,063
Time Deposits—Under $100,000	—	89,028	111,091	32,156	232,275
Total	$1,635,268	$198,810	$191,708	$43,820	$2,069,606

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

10. Income Taxes

The current and deferred amounts of the provision for taxes in the years ended December 31, were:

(dollars in 000’s)	2006	2005	2004
Federal:
Current	$14,858	$13,081	$12,395
Deferred	(1,891)	(116)	(553)
Total Federal Taxes	12,967	12,965	11,842
State:
Current	6,309	5,985	5,917
Deferred	(30)	149	(212)
Total State Taxes	6,279	6,134	5,705
TOTAL FEDERAL AND STATE TAX EXPENSE	$19,246	$19,099	$17,547

The provision for taxes on income differed from the amounts computed using the federal statutory rate of 35 percent as follows:

(dollars in 000’s)	2006	2005	2004
Tax expense at federal statutory tax rate	$19,084	$19,807	$18,429
State income tax expense, net of state benefit on federal return	4,081	3,986	3,709
Tax savings from exempt investment and loan income)	(4,286)	(4,681)	(4,542)
Other, net	367	(13)	(49)
TOTAL TAX EXPENSE	$19,246	$19,099	$17,547

The principal items giving rise to changes in deferred taxes were:

(dollars in 000’s)	2006	2005	2004
Allowance for loan losses	$(137)	$880	$826
Deferred compensation	(386)	(65)	(61)
Stock Based Compensation	(253)	—	—
State income taxes	(376)	(106)	(256)
Depreciation	686	(626)	(1,608)
Accrued liabilities and other, net	(865)	165	271
Credit carryovers	64	62	63
Lease income	(654)	(277)	—
TOTAL DEFERRED TAXES	$(1,921)	$33	$(765)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

10. Income Taxes (Continued)

As of December 31, the deferred tax assets and liabilities are as follows:

(dollars in 000’s)	2006	2005	2004
Assets:
Allowance for loan losses	$5,761	$5,624	$6,504
Deferred compensation	2,765	2,379	2,314
Stock Based Compensation	253	—	—
State income taxes	2,095	1,719	1,613
Lease rental	931	277	—
Credit carryovers	479	543	605
Total Assets	12,284	10,542	11,036
Liabilities:
Depreciation and amortization	(826)	(140)	(766)
Mark-to-market adjustment	(268)	(882)	(882)
Accrued liabilities and other, net	(548)	(811)	(647)
Total Liabilities	(1,642)	(1,833)	(2,295)
Net deferred tax asset before tax effect ofunrealized gain on securities available for sale	10,642	8,709	8,741
Tax effect of unrealized gain on securities available for sale	62	(264)	(4,573)
DEFERRED TAX ASSET, NET	$10,704	$8,445	$4,168

The net deferred tax asset above is included in Other Assets on the Consolidated Statements of Financial Position. As of December 31, 2006, the Company has State tax credit carryforwards of $738 thousand for financial reporting purposes. There are no alternative minimum tax credit carryforwards for tax purposes. As of December 31, 2006, Management of the Company has determined that the net deferred tax asset meets the realizability standards of SFAS No. 109 and as such, no valuation allowance is required as of that date.

11. Other Borrowings

The Company had other borrowings under the Treasury Tax and Loan note account of $2.4 million and $3.9 million at December 31, 2006 and 2005, respectively. Federal Home Loan Bank borrowings were at $47 million and $22 million at December 31, 2006 and 2005, respectively. A summary of borrowings from the Federal Home Loan Bank are as follows:

Description	Issue Date	Rate	Maturity	Carrying Amount
Fixed Rate Credit Advance	06/25/01	6.16%	06/27/11	$2,000,000
Fixed Rate Credit Advance	01/20/05	3.74%	01/22/08	$20,000,000
Fixed Rate Credit Advance	01/24/06	4.75%	01/24/11	$25,000,000
Total				$47,000,000

The Company has unused commitments to borrow Federal Funds from certain correspondent banks and unused borrowing lines from the Federal Home Loan Bank. As of December 31, 2006 and 2005, these combined unused lines amounted to $107.6 million and $109.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

12. Commitments and Contingencies

At December 31, 2006 and 2005, the Company was contingently liable for letter of credit accommodations made to its customers totaling $39.8 million and $40.9 million, respectively. At December 31, 2006 and 2005, the Company also had undisbursed loan commitments in the amount of $658.0 million and $657.7 million, respectively.

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

On November 15, 2006, David Fuerstenberg, a purported shareholder of Mid-State, filed a complaint seeking class action status in the Superior Court of the State of California, County of San Luis Obispo against Mid-State and each of its directors entitled Fuerstenberg v Mid-State Bancshares et al (Case No. CV060976). The complaint contains a single cause of action for breach of fiduciary duty alleging that the Mid-State directors breached their fiduciary duties with regard to the proposed merger. The alleged breaches of fiduciary duty are non-specific. Among other things, the complaint seeks class action status, a court order enjoining Mid-State and its directors from proceeding with or consummating the merger and the payment of attorneys’ and experts fees. The Company intends to defend this lawsuit vigorously.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

13. Earnings Per Share

The following is a reconciliation of the numerators and denominators used in the calculation of basic EPS and diluted EPS for the years ended December 31.

in 000’s except per share data)	Earnings	Weighted Average Shares Outstanding	EPS
2006
Basic Earnings Per Share:
Net Income available to Common Stockholders	$35,279	22,211	$1.59
Effect of Dilutive Securities:
Stock Options		500
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$35,279	22,711	$1.55
2005
Basic Earnings Per Share:
Net Income available to Common Stockholders	$37,491	22,788	$1.65
Effect of Dilutive Securities:
Stock Options		512
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$37,491	23,300	$1.61
2004
Basic Earnings Per Share:
Net Income available to Common Stockholders	$35,109	23,422	$1.50
Effect of Dilutive Securities:
Stock Options		475
Diluted Earnings Per Share:
Net Income available to Common Stockholders and assumed conversions	$35,109	23,897	$1.47

14. Capital Accounts

The Company declared cash dividends during 2006 of $15,990,000. The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of (1) the bank’s undivided profits or (2) the bank’s net income for its last three fiscal years less the amount of any distributions made by the bank during such period. Based on these restrictions in the California Financial Code, the Bank could make additional cash dividends totaling $12,088,000 at December 31, 2006 to the Company. The Bank can also apply to the State of California’s Department of Financial Institutions (DFI) for the ability to pay additional dividends to the Company beyond that amount. The Bank and Company do not expect to make such application during 2007 given the Company’s pending merger, as discussed earlier.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

15. Stock Options

On May 17, 2005, shareholders of the Company approved a new equity based compensation plan, the Mid-State Bancshares 2005 Equity Based Compensation Plan (the “2005 Plan”) which reserved an additional 1,000,000 common shares for issuance in accordance with the terms of the Plan. The 2005 Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted share units, performance based cash only awards, or any combination thereof. It replaced the 1996 Stock Option Plan which was limited in scope to the issuance of Stock Options. Shares available for issuance under the 1996 Plan are now included in the 2005 Plan, resulting in 924,961 shares currently being available to be issued (4.17% of current and issued outstanding common stock) as of December 31, 2006. All Options under both the 1996 and 2006 Plans have been granted at a price not less than the fair market value of the stock at the grant date. While options are exercisable and expire as determined by the Board of Directors, generally options expire no later than ten years from the date of grant and vest at the rate of 20% per year following the date of grant. As of December 31, 2006, 1,784,269 shares are currently under option. The shares are exercisable at prices ranging from $9.183 to $30.61. There were 276,930 shares exercised in 2006 and 266,330 and 190,548 exercised in 2005 and 2004, respectively.

Through December 31, 2005, the Company accounted for its stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation.”  SFAS No. 123 allowed stock options to be valued using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.”  Effective January 1, 2006, the Company adopted SFAS 123(R), “Share Based Payment.”  This standard requires that all share-based compensation awards be measured at fair value at the date of grant and expensed over their vesting or service periods. The impact of adopting the new accounting treatment was to reduce income before tax and net income by approximately $512 and $429 thousand, respectively, for the three months ended December 31, 2006. On a per share basis, this amounted to two cents per share on both a basic and diluted basis. For the year ended December 31, 2006, the impact was to reduce income before tax and net income by approximately $1.9 million and $1.7 million, respectively. This amounted to approximately seven cents per share on both a basic and diluted basis.

Prior to 2006, the Company accounted for stock options under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provided proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS 123(R) had been applied. A summary of the proforma disclosure for the years ended 2005 and 2004 was as follows:

(dollars in 000’s except per share data)	2005	2004
Net income to common shareholders:
As reported	$37,492	$35,109
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related taxes	($2,406)	($2,099)
Pro forma net income	$35,086	$33,010
Net income per common and common share equivalent:
Basic earnings per share:
As reported	$1.65	$1.50
Pro forma	$1.54	$1.41
Diluted earnings per share:
As reported	$1.61	$1.47
Pro forma	$1.51	$1.38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

15. Stock Options (Continued)

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

A summary of the Company’s stock options as of December 31, 2006, 2005 and 2004, and changes during the periods then ended, is presented below:

		Weighted
		Average
		Exercise
	Options	Price	Per Share Price Ranges
2006
Outstanding at Beginning of Year	2,000,958	$19.20	$5.375—$30.61
Granted during Year	77,503	$29.00	$29.00—$29.00
Exercised during Year	(276,930)	$15.94	$5.375—$29.44
Forfeited during Year	(17,262)	$20.93	$15.50—$25.71
Outstanding at End of Year	1,784,269	$20.11	$9.183—$30.61
Exercisable at End of Year	1,180,326	$17.52	$12.125—$30.61
Range of Expiration Dates	8/12/2008 to 02/15/2016
Shares Available for Future Grant	924,961

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

15. Stock Options (Continued)

		Weighted
		Average
		Exercise
	Options	Price	Per Share Price Ranges
2005
Outstanding at Beginning of Year	2,086,917	$17.81	$5.375—$30.61
Granted during Year	216,371	$27.73	$26.67—$30.24
Exercised/Forfeited during Year	(302,330)	$15.75	$5.375—$27.60
Outstanding at End of Year	2,000,958	$19.20	$5.375—$30.61
Exercisable at End of Year	1,207,218	$16.30	$5.375—$30.61
2004
Outstanding at Beginning of Year	1,900,267	$15.65	$5.375—$25.79
Granted during Year	423,652	$25.87	$21.73—$30.61
Exercised/Forfeited during Year	(237,002)	$14.91	$5.375—$25.71
Outstanding at End of Year	2,086,917	$17.81	$5.375—$30.61
Exercisable at End of Year	1,191,986	$15.36	$5.375—$25.79

A summary of the Company’s stock options outstanding and exercisable as of December 31, 2006 by price range is presented below:

	Total	Weighted Average	Weighted Average		Weighted Average
	Amount	Remaining	Exercise	Amount	Exercise
Range of ExercisePrices	Outstanding	Contractual Years	Price	Exercisable	Price
$ 9.183 - $12.244	12,000	3.3	$12.125	12,000	$12.125
$12.245 - $15.305	386,188	2.8	$14.515	386,188	$14.515
$15.306 - $18.366	697,999	3.9	$16.840	588,826	$16.800
$18.367 - $21.427	8,800	5.6	$19.534	6,400	$19.488
$21.428 - $24.488	61,200	7.2	$22.645	24,600	$22.638
$24.489 - $27.549	304,981	7.5	$25.911	107,417	$25.946
$27.550 - $30.610	313,101	8.4	$28.492	54,895	$28.649
Total	1,784,269	5.2	$20.113	1,180,326	$17.524

The weighted average fair value of grants issued in 2006 was $10.45 per option share. The weighted average fair value of all grants outstanding as of December 31, 2006 was $7.04 per option share. The aggregate intrinsic value for vested options exercisable at December 31, 2006 was $22.3 million and the aggregate intrinsic value of unvested options not yet exercisable at December 31, 2006 was $6.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

15. Stock Options (Continued)

The Company issued 42,729 restricted stock shares during 2006. These restricted shares will vest three years from the date of grant and vesting is subject to continued employment at the Company through the vesting date. Holders of restricted shares will have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock until after the shares are fully vested. The aggregate intrinsic value of these awards was $1.5 million as of December 31, 2006. A summary of restricted shares outstanding is as follows:

	Number of	Weighted Average
	Restricted	Fair
	Shares	Value Per Share
Outstanding at December 31, 2005	0	—
Granted from Jan. 1 to Dec. 31, 2006	42,729	$28.41
Vested from Jan. 1 to Dec. 31, 2006	0	—
Forfeited from Jan. 1 to Dec. 31, 2006	(559)	$28.53
Outstanding at December 31, 2006	42,170	$28.41

Compensation expense on restricted stock shares is accounted for using the straight-line method over the vesting or service period and is net of estimated forfeitures. The amount recognized was $98 thousand and $220 thousand, pre-tax, for the three months and year ended December 31, 2006, respectively.

Unamortized compensation expense at December 31, 2006 amounted to approximately $3.6 million related to stock options outstanding and $0.9 million on restricted stock awards. The expense associated with stock options is expected to be recognized over a weighted average life of 1.42 years, assuming an estimated 5% forfeiture rate. The expense associated with restricted stock awards is expected to be recognized over a weighted average life of 1.23 years, assuming an estimated 2% forfeiture rate.

16. Employee Benefits

The Company offers a combination qualified profit sharing plan (the “Profit Sharing Plan”) and a savings and retirement plan designed to comply with Internal Revenue Service Code Section 401(k) (the “401(k) Plan”) to substantially all employees. The Company’s contributions to the Profit Sharing and 401(k) Plans for the years ended December 31, 2006, 2005, and 2004 were $2.9 million, $3.0 million, and $2.8 million, respectively.

A bonus is paid to selected employees who exceed certain goals under formulas established at the start of the year. Included in employee benefits expense for 2006 was a charge of $2.6 million which was paid out prior to year end. In 2005 and 2004 the charge was $4.1 million, and $2.4 million, respectively, which was accrued during those years and paid in the following year under the Incentive Reward System. Employees receiving bonuses under this program in 2006 ranged from 0.2% of their salary to as much as 70.8% of their salary.

The Company has postretirement obligations to certain of the former employees of acquired institutions. The liability for these obligations is included within Other Liabilities on the Consolidated Statement of Financial Position and amounted to $1.5 million and $1.5 million at December 31, 2006 and 2005, respectively. The amount of employee benefit expense accrued under these obligations amounted to $138 thousand, $145 thousand and $145 thousand in 2006, 2005, and 2004, respectively. Generally, these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

16. Employee Benefits (Continued)

obligations amount to a fixed payment to these individuals for 10 to 15 years upon reaching their defined retirement age.

17. Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Mid-State Bank & Trust (“the Bank”) must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s and the Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

17. Regulatory Matters (Continued)

As of December 31, 2006, the latest regulatory examinations indicated that Mid-State Bank & Trust was categorized as well capitalized under the regulatory framework for prompt corrective action. Mid-State Bancshares was also considered well capitalized. To be categorized as well capitalized, Mid-State Bancshares and Mid-State Bank & Trust must maintain minimum total risk-based, Tier One risk-based and Tier One Leverage ratios as set forth in the following table. There are no conditions or events that Management believes have changed Mid-State Bancshares’ and Mid-State Bank & Trust’s category. The actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the following table:

			To be Considered
			Adequately		To be Considered
			Capitalized		Well Capitalized
			For Capital		For Capital
	Actual		Adequacy Purposes		Adequacy Purposes
(dollars in 000’s)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid-State Bancshares—Consolidated:
As of December 31, 2006:
Total Capital
(to Risk Weighted Assets)	$242,535	12.8%	$151,720	8.0%	$189,649	10.0%
Tier One Capital
(to Risk Weighted Assets)	$228,835	12.1%	$75,860	4.0%	$113,790	6.0%
Tier One Capital
(to Average Assets)	$228,835	9.9%	$92,450	4.0%	$115,563	5.0%
As of December 31, 2005:
Total Capital
(to Risk Weighted Assets)	$231,264	12.3%	$149,824	8.0%	$187,280	10.0%
Tier One Capital
(to Risk Weighted Assets)	$217,607	11.6%	$74,912	4.0%	$112,368	6.0%
Tier One Capital
(to Average Assets)	$217,607	9.2%	$94,666	4.0%	$118,333	5.0%
Mid-State Bank & Trust—Only:
As of December 31, 2006:
Total Capital
(to Risk Weighted Assets)	$231,583	12.2%	$151,399	8.0%	$189,249	10.0%
Tier One Capital
(to Risk Weighted Assets)	$217,883	11.5%	$75,700	4.0%	$113,550	6.0%
Tier One Capital
(to Average Assets)	$217,883	9.4%	$92,432	4.0%	$115,541	5.0%
As of December 31, 2005:
Total Capital
(to Risk Weighted Assets)	$224,459	12.0%	$149,824	8.0%	$187,280	10.0%
Tier One Capital
(to Risk Weighted Assets)	$210,802	11.3%	$74,912	4.0%	$112,368	6.0%
Tier One Capital
(to Average Assets)	$210,802	8.9%	$94,690	4.0%	$118,363	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

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

Below is a summary statement of income and certain selected financial data for each of the three years ended December 31, 2006. The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. Certain assumptions are made concerning the allocations of costs between segments which may influence relative results, most notably, allocations of various types of overhead and administrative costs. Management believes that the allocations utilized below are reasonable and consistent with the way it manages the business.

	Community Banking			Mid-Coast Land Company			Trust Services
(dollars in 000’s)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Interest Income	$145,796	$128,326	$109,936	$—	$—	$—	$—	$—	$—
Interest Expense	27,405	15,503	8,450	—	—	—	—	—	—
Net Interest Income	118,391	112,823	101,486	—	—	—	—	—	—
(Benefit) Provision	—	—	(2,700)	—	—	—	—	—	—
Non-interest Income	20,024	19,512	26,153	357	717	682	1,484	1,212	929
Non-interest Expense	84,410	76,692	78,391	19	12	27	1,302	970	876
Pre-Tax Income	$54,005	$55,643	$51,948	$338	$705	$655	$182	$242	$53
Ending Total Assets (in millions)	$2,343	$2,380	$2,285	$12	$11	$11	$—	$—	$—

	Mid-State Bancshares
(dollars in 000’s)	2006	2005	2004
Interest Income	$145,796	$128,326	$109,936
Interest Expense	27,405	15,503	8,450
Net Interest Income	118,391	112,823	101,486
(Benefit) Provision	—	—	(2,700)
Non-interest Income	21,865	21,441	27,764
Non-interest Expense	85,731	77,674	79,294
Pre-Tax Income	$54,525	$56,590	$52,656
Ending Assets (in millions)	$2,355	$2,391	$2,296

There were no significant capital expenditures made in 2006 in any of the above business segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

19. Quarterly Financial Data

The following table presents condensed consolidated statements of income for each of the quarters covering the past two years (unaudited—in 000’s):

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Interest Income	$34,735	$36,030	$37,223	$37,808	$145,796
Interest Expense	5,266	6,578	7,472	8,089	27,405
Net Interest Income	29,469	29,452	29,751	29,719	118,391
Provision for loan losses	—	—	—	—	—
Non-interest income	4,980	5,959	5,467	5,459	21,865
Non-interest expense	20,962	21,589	21,276	21,904	85,731
Income before taxes	13,487	13,822	13,942	13,274	54,525
Taxes	4,713	4,899	5,085	4,549	19,246
Net Income	$8,774	$8,923	$8,857	$8,725	$35,279
Earnings Per Share:
—Basic	$0.39	$0.40	$0.40	$0.39	$1.59
—Diluted	$0.38	$0.39	$0.39	$0.38	$1.55

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Interest Income	$29,482	$31,654	$32,923	$34,267	$128,326
Interest Expense	2,713	3,694	4,324	4,772	15,503
Net Interest Income	26,769	27,960	28,599	29,495	112,823
Provision for loan losses	—	—	—	—	—
Non-interest income	5,395	5,378	5,271	5,397	21,441
Non-interest expense	18,335	19,211	19,473	20,655	77,674
Income before taxes	13,829	14,127	14,397	14,237	56,590
Taxes	4,739	4,615	4,905	4,840	19,099
Net Income	$9,090	$9,512	$9,492	$9,397	$37,491
Earnings Per Share:
—Basic	$0.39	$0.42	$0.42	$0.42	$1.65
—Diluted	$0.39	$0.41	$0.41	$0.41	$1.61

20. Parent Company Financial Information

Condensed financial information of Mid-State Bancshares (parent only) follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

20. Parent Company Financial Information (Continued)

Condensed Balance Sheets

	December 31,
(dollars in 000’s)	2006	2005
ASSETS
Cash	$6,151	$4,946
Investment in Mid-State Bank & Trust	271,485	269,811
Other Assets	4,001	1
Total Assets	$281,637	$274,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend Payable	$4,001	$4,054
Accrued Liabilities	(4,801)	(1,858)
Total Liabilities	(800)	2,196
Stockholders’ Equity	282,437	272,562
Total Liabilities and Stockholders’ Equity	$281,637	$274,758

Condensed Income Statements

	December 31,
	2006	2005	2004
Equity in earnings of subsidiaries:
Undistributed	$2,162	$(418)	$10,345
Dividends	35,044	38,637	25,222
Operating Expenses	(3,204)	(1,254)	(789)
Income Tax Benefit	1,277	526	331
Net Income	$35,279	$37,491	$35,109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

20. Parent Company Financial Information (Continued)

Condensed Statements of Cash Flows

	December 31,
	2006	2005	2004
Cash flows from operation activities:
Net Income	$35,279	$37,491	$35,109
Adjustments to reconcile net income to net cash
provided by operating activities:
Net undistributed earnings of Bank	(2,162)	418	(10,345)
Net change in accrued liabilities	(2,996)	(1,527)	201
Net change in other assets	(4,000)	4	(5)
Net cash provided by operating activities	26,121	36,386	24,960
Net Cash Flow from Investing Activities	—	—	—
Net Cash Flows from Financing Activities:
Proceeds from stock options	4,414	3,969	2,579
Payment to purchase common stock	(16,921)	(23,065)	(16,646)
Dividends paid by parent	(15,990)	(14,636)	(12,918)
Other—non cash item related to tax benefit on stock options	3,581	1,000	—
Net cash used in financing activities	(24,916)	(32,732)	(26,985)
Net Increase (Decrease) in Cash	1,205	3,654	(2,025)
Cash, beginning of year	4,946	1,292	3,317
Cash, at end of year	$6,151	$4,946	$1,292

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the year ended December 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 (e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended December 31, 2006, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

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

Additionally, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s report on internal control over financial reporting is set forth in Item 8 of  this report on Form 10-K, and is incorporated herein by reference. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent, registered public accounting firm, as stated in its report, which is also set forth in Item 8 of this Form 10-K and is also  incorporated herein by reference.

ITEM 9B.       OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Corporate Governance Guidelines

We have formalized our corporate governance practices into a set of Corporate Governance Guidelines, which include guidelines for determining director independence and reporting concerns to non-employee directors. All of our corporate governance materials, including the Corporate Governance Guidelines and committee charters, are published on the Investor Information section of our website at www.midstatebank.com. The Board regularly reviews corporate governance developments and modifies these Guidelines and charters as warranted. Any modifications are reflected on our website.

Board of Directors

Mid-State is governed by a Board of Directors (the “Board”) and various committees of the Board that meet throughout the year. Directors discharge their responsibilities throughout the year at Board and committee meetings and also through telephone contact and other communications with the Chairman, the Chief Executive Officer and other officers regarding matters of concern and interest to Mid-State as well as by reviewing materials provided to them. During 2006, there were fifteen (15) meetings of the Board.

The table below lists biographical information on all current Directors and Executive Officers.

Name, Address(1) and				Common Stock Beneficially Owned on December 31, 2006
Relationship with the Company of Beneficial Owner	Principal Occupation for Past Five Years	Age	Year First(2) Elected or Appointed Director Bancshares/Bank	Number of Shares(4)		Percentage of Shares Outstanding(5)
George H. Andrews	Certified Public	60	2004/Bancshares	71,566	(6)	.32%
Director	Accountant, Andrews Galloway and Associates, Certified Public Accountants		2004/Bank
Trudi G. Carey	Architect, Contractor,	50	2000/Bancshares	33,140	(7)	.15%
Director	Real Estate Broker, The Carey Group, Inc.		2000/Bank
Daryl L. Flood	Retired	73	1998/Bancshares	182,939	(8)	.82%
Director			1978/Bank
H. Edward Heron	Vice President,	66	1999/Bancshares	55,609	(9)	.25%
Director	Coldwell Banker		1996/Bank
James W. Lokey	President/CEO, Mid-State	59	2000/Bancshares	271,064	(10)	1.22%
President/Chief Executive Officer, Mid-State Bancshares and Mid-State Bank & Trust	Bank & Trust 3/1/00 to present and Mid-State Bancshares 6/1/01 to present; President, Downey Savings in 1997 and 1998		2000/Bank
Stephen P. Maguire	President, Maguire	56	1999/Bancshares	335,243	(11)	1.51%
Director	Investments, Inc. (Investment Firm)		1999/Bank
Michael Miner	Chief Executive Officer,	54	2004/Bancshares	10,528	(12)	.05%
Director	Miner’s Ace Hardware		2004/Bank
Gregory R. Morris	President, Morris &	66	1998/Bancshares	116,758	(13)	.53%
Director	Garritano Insurance Agency		1987/Bank
Carrol R. Pruett	Chairman of the Board,	69	1998/Bancshares	410,016	(14)	1.84%
Chairman of the Board	Mid-State Bancshares and Mid-State Bank & Trust, President/Chief Executive Officer of Mid-State Bancshares Retired in 2001) and, Mid-State Bank & Trust (Retired in 2000)		1967/Bank
Alan Rains	Chairman of the Board,	76	2003/Bancshares	92,577	(15)	.42%
Director	A. Rains Inc., dba Rains Department Store		2003/Bank
Harry H. Sackrider	Chief Credit Officer, Mid-	62	—	72,470	(16)	.33%
Executive Vice President, Mid-State Bancshares and Executive Vice President/ Chief Credit Officer, Mid-State Bank & Trust	State Bank & Trust 2002 to present and prior to that was a lender with the Bank
James G. Stathos	Chief Financial Officer,	61	—	154,136	(17)	.69%
Executive Vice President/ Chief Financial Officer, Mid-State Bancshares and Mid-State Bank & Trust	Mid-State Bank & Trust and Mid-State Bancshares 1998 to present. Appointed Executive Vice President/Chief Financial Officer of the Bank in April of 1991
Directors and Executive				1,806,046	(18)	8.12%
Officers as a group (12 persons)

          (1) The address for all persons listed is c/o Mid-State Bancshares, 1026 East Grand Avenue, Arroyo Grande, California 93420.

          (2) Service with Mid-State Bancshares, Mid-State Bank & Trust, or a bank which was acquired by merger by Mid-State Bank & Trust.

          (3) Not Used.

          (4) Except as otherwise noted, includes shares held by each person’s spouse (except where legally separated) and minor children; shares held by any other relative of such person who has the same home; shares held by a family trust as to which such person is a trustee with sole voting and investment power (or shares power with a spouse); or shares held in an Individual Retirement Account as to which such person has pass-through voting rights and investment power.

          (5) Includes shares of common stock subject to stock option exercisable within 60 days.

          (6) Includes 8,000 shares of common stock subject to stock option exercisable within 60 days.

          (7) Includes 24,000 shares of common stock subject to stock option exercisable within 60 days.

          (8) Includes 18,000 shares of common stock subject to stock option exercisable within 60 days.

          (9) Includes 28,000 shares of common stock subject to stock option exercisable within 60 days.

    (10) Includes 237,620 shares of common stock subject to stock option exercisable within 60 days.

    (11) Includes 28,000 shares of common stock subject to stock option exercisable within 60 days.

    (12) Includes 8,000 shares of common stock subject to stock option exercisable within 60 days.

    (13) Includes 68,508 shares held by Mr. Morris as Trustee for Morris & Garritano Profit Sharing Trust, as to which Mr. Morris has sole voting and investment power; and 28,000 shares of common stock subject to stock option exercisable within 60 days.

    (14) Includes 228,000 shares of common stock subject to stock option exercisable within 60 days.

    (15) Includes 4,000 shares of common stock subject to stock option exercisable within 60 days.

    (16) Includes 16,001 shares of common stock subject to stock option exercisable within 60 days.

    (17) Includes 88,400 shares of common stock subject to stock option exercisable within 60 days.

    (18) Includes 226,606 shares of common stock owned by the executive officers and shares subject to stock options exercisable within 60 days.

Director Independence

It is the Board’s objective that at least the majority of the Board consists of independent directors. For a director to be considered independent, the Board must determine that the director does not have any material relationship with the Company and is otherwise an “independent director” within the meaning of the Nasdaq rules. The Board has determined that the following eight (8) directors (constituting 80% of the entire Board) satisfy Nasdaq’s independence requirements: Andrews, Carey, Flood, Heron, Maguire, Miner, Morris, and Rains.

Subject to limited exceptions in the case of the Nominating and Corporate Governance Committee and the Compensation Committee, the Nasdaq rules require all members of the Audit, the Compensation, and the Nominating and Corporate Governance Committees to be independent directors. Members of the Audit Committee must also satisfy an additional SEC requirement, which provides that they may not accept directly or indirectly, any consulting, advisory, or other compensatory fee from us or any of our subsidiaries other than their director’s compensation. The Board has determined that all members of the Nominating and Corporate Governance Committee, Audit, and Compensation Committees satisfy the relevant independence requirements.

Communication with the Board of Directors

The ability of shareholders to communicate directly with the Board is an important feature of corporate governance and assists in the transparency of the Board’s operations. In furtherance of this interest, the Board has included in the Corporate Governance Guidelines a process by which a shareholder may communicate directly in writing to the Board. Please refer to “Shareholder Communications with the Board of Directors” of the Guidelines for further information. Because communications to the Board can be junk mail or spam, or relate to products and services, be solicitations, advertisements or job inquiries or otherwise relate to improper or irrelevant topics, a process has been approved by not less than a majority of the independent directors for screening communications.

Director Nomination Process

The Nominating and Corporate Governance Committee is responsible for recommending for the Board’s selection the slate of director nominees for election to our Board and for filling vacancies occurring between annual meetings of shareholders.

This Committee will consider shareholder recommendations for candidates for the Board. Recommendations can be made in accordance with the “Selection of Directors—Shareholder Recommendations” of the Guidelines. The committee’s non-exclusive list of criteria for Board members is set forth in “Selection of Directors—Criteria” of the Corporate Governance Guidelines found on the Investor Relations section of the Company’s website at www.midstatebank.com. The Committee screens all potential candidates in the same manner regardless of the source of the recommendation. There have been no changes in these procedures in the past year.

Code of Conduct

We expect all of our directors, officers (including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer) and employees to adhere to the highest standards of ethics and business conduct with each other, customers, shareholders and communities we serve and to comply with all applicable laws, rules and regulations that govern our business. These principles have long been embodied in our various policies relating to director, officer and employee conduct including such subjects as employment policies, conflicts of interest, professional conduct, and protection of confidential information. The Board adopted a comprehensive code of conduct in 2003 reflecting these policies. Our code of conduct is published on the Investor Information section of our website at www.midstatebank.com. Any change to or waiver of the code of conduct (other than technical, administrative, and other non-substantive changes) will be posted on our website or reported on a Form 8-K filed with the SEC. While the Board may consider a waiver for an executive officer or director, they do not expect to grant such waivers.

Audit Committee of the Board

Among other committees, the Company Board has an audit committee composed of directors Andrews (Chairman), Flood, Heron, and Miner.

This Committee met six (6) times in 2006. Each member is an “independent director,” as defined by the Nasdaq rules and satisfies the additional SEC requirements for independence of audit committee members. Nasdaq rules further require each member be able to read and understand fundamental financial statements. In addition, our Board has determined that George H. Andrews is an “audit committee financial expert,” as defined by the SEC rules.

Pursuant to its Charter, the Audit Committee is a standing committee appointed annually by the Board. The Committee assists the Board of Directors in fulfilling its responsibility to the shareholders and depositors relating to the quality and integrity of our accounting systems, internal controls, financial-reporting processes, the identification, and assessment of business risks and the adequacy of overall control environment within Mid-State.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires Mid-State’s directors, executive officers and ten percent (10%) or more shareholders of Mid-State’s equity securities to file with the SEC initial reports of ownership and reports of changes of ownership of Mid-State’s equity securities. Officers, directors and ten percent (10%) or more shareholders are required by SEC regulations to furnish Mid-State with copies of all Section 16(a) forms they file. To Mid-State’s knowledge, based solely on review of the copies of such reports furnished to Mid-State and written representations that no other reports were required, during the fiscal year ended December 31, 2006 all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of ten percent (10%) or more of Mid-State’s equity securities have been met.

ITEM 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The goals of the Mid-State Executive Compensation Program (the “Program”) are to attract and retain higher caliber executives, provide compensation in a cost efficient manner, encourage executive ownership of Mid-State Bancshares (“Mid-State”) common stock and motivate executives to maximize returns to shareholders, both annually and over the long term.

The philosophy of the Program is to provide a total reward program that supports achievement of Mid-State’s goals and objectives and provides total compensation that is competitive in relation to that provided by comparable financial institutions. The compensation philosophy puts a strong emphasis on pay for performance, with all elements of the program geared toward aligning the executive’s interest with the interest of the shareholders and foster an environment for long-term growth of shareholder value.

The Compensation Committee retains consultants to provide expertise regarding compensation practices. The following compensation surveys are used to assess the competitive market’s salary and incentive practices:

1.                Financial Institutions Benchmark Compensation Report produced by Watson Wyatt. 53 banks with assets between $2 and $4 billion participated.

2.                California Bankers Association Compensation & Benefits Survey prepared by Moss—Adams, LLP, Los Angeles, California. This report contains information on the compensation and benefit plans of 145 member banks. 19 banks with assets in excess of $1 billion participated.

3.                Compensation Planning Survey conducted by William M. Mercer and covers all incentive practices for the banking industry.

4.                State of California Department of Financial Institutions:  Executive Officer and Director Compensation.

In addition to these surveys, the Compensation Committee reviewed compensation data on several peer group banks. All peer group data is based upon annual bank survey information and publicly available data. The custom peer group includes 14 publicly traded banks. The peer group was selected based on asset size and geographic location.

Components of the compensation program are as follows.

Salaries

Base salaries for all employees are targeted at the market median for employees performing at expected levels, with the principal objective of the program to maintain salaries that are targeted at the median of the market for comparable positions in similarly sized financial institutions.

Regarding executive compensation, the strategy has been developed to ensure that the executive officers, including the CEO and CFO are rewarded appropriately for their contributions to Company growth and profitability. The executive compensation strategy is designed to support the Company’s business strategy and is aligned in a manner that is in the best interest of shareholders.

Fundamental changes continue to occur in the banking industry. Not only is there an expansion of financial services offered, there is continuing merger and acquisition activity. In addition, there is increased responsibilities and workload as a result of a heightened focus on regulatory issues and corporate governance. There are increased complex regulations such as the Sarbanes-Oxley Act, and as a result, compensation for bank executives tend to be higher.

Incentives

Annual cash incentives (cash bonuses) are paid according to the level of achievement of budgeted goals employees reach as approved by the Board of Directors.  Incentives are based on the achievement of annual financial objectives consistent with the Bank’s long-term goals. The incentives are a way to provide an opportunity to the executive team to improve the Bank’s financial performance, and to provide a vehicle for rewarding exceptional performance and retaining senior management staff. Variances from these guidelines for officers of executive vice president level to CEO will be reviewed and approved by the compensation committee on a case-by-case basis.

The annual executive incentive compensation plan is designed to be consistent with all other elements of the Company’s compensation strategy. The plan includes a defined target for annual incentive rewards that are tied to the Corporate financial goals. Award levels are approved by the Compensation Committee.

In 2006, the Compensation Committee approved bonuses for the executive officers based on the following performance objectives.

1.                Return On Assets.

2.                Consolidated Diluted Earnings per Share.

3.                Average Year-to-Date Core Deposits

4.                For certain executive officers, direct results of branches, line units and/or departments were also considered.

5.                Non-Financial Considerations:

a.                  Results of regulatory examinations

b.                 Results of internal and external audits

c.                  Results of outside rating services.

d.                 Community involvement.

e.                  Public relations activities.

f.                    Strategic initiatives

g.                  Merger and acquisition activity.

Long-term incentives

The principal objective of the long-term stock-based incentive program is to align the financial interests of executives with those of the shareholders, provide incentive for executive ownership of Mid-State common stock, support the achievement of long-term financial objectives, and provide for long-term incentive reward and capital accumulation opportunities.

Specifically, the purpose of the stock-based plan is:

1.                To enable key management employees to acquire stock and become owners of the Company.

2.                To incentivise sustained long-term performance of the bank executives and to tie their reward to that of shareholders.

3.                To provide a tool to attract high caliber employees.

4.                To serve as a retention device.

5.                To keep the Company’s compensation program balanced and competitive.

6.                To foster pride of ownership and improve morale.

7.                To enable long-term accumulation of wealth for executives.

8.                To reward key employees.

The method used to determine the amount of long-term incentives is based on a multiple of base salary. The CEO is eligible for stock grants reaching a value of three times the base salary, using the price of the stock on the day of grant. Other executive officers (CFO and CCO) are eligible for share-based awards totaling two times base salary.

Benefits

The principal objective of the benefits program provided for executives are to provide competitive attractive benefits to retain key executives and provide financial planning opportunities to facilitate tax and estate planning.

Mid-State Bank & Trust recognizes that its continued growth and success depends on attracting and retaining the most qualified and dedicated individuals. A comprehensive benefit package including medical, dental and vision insurance, medical reimbursement, dependent care plan, 401(k) Plan, including profit sharing, disability plans, paid vacations, personal holidays, paid sick leave, and employee assistance program is provided to all employees including the executive team.

Potential Post-Employment Payments

In an effort to preserve the management team in the event of a change in control of the company, Mid-State provides change-in-control agreements to key management personnel in an effort to retain their expertise during a transition period and protect the assets of the company.

The agreements provide for payment to individual officers of amounts ranging from six months to three years’ salary and bonus. These payments would be paid to the executive, should the Bank be acquired, and the affected individuals are terminated from employment, or if their position is eliminated.

In those cases where the change-in-control results in an excess payment under the Internal Revenue Service guidelines, the amount paid will be grossed-up to cover the cost of the associated taxes.

Nonqualified Deferred Compensation

The Company provides a nonqualified Deferred Compensation Plan to its senior management team, wherein a participant may defer up to 50% of his or her base salary and up to 100% of his or her other compensation for a plan year.  Upon retirement, the employee elects to begin withdrawing the compensation in a single amount or in equal monthly installments over a specified number of years, not to exceed ten (10) years.

Director Compensation

Directors who are also officers of the Company do not receive additional compensation for their services as directors. During 2006, the Company’s non-employee directors received a $14,400 annual retainer and $1,250 for each regular and special meeting attended. The Chairman of the Board received $1,800 for meetings attended. Members of the Committees received $400 for each committee meeting attended, while committee chairpersons received $600 per meeting attended. Members of the Audit Committee received $500 for meetings attended, while the committee chairperson received $1,000 for each meeting attended. Directors are also reimbursed for any out-of-pocket expenses incurred during their duties as directors.

The following table contains information regarding the compensation awarded or paid to, or earned by, The Company’s directors during the 2006 fiscal year.

Name(1)	Fees Earned or Paid in Cash ($)	Share Based Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
George H. Andrews	39,150	0	0	0	39,150
Trudi G. Carey	38,950	0	0	0	38,950
Daryl L. Flood	52,850	0	0	0	52,850
H. Edward Heron	43,350	0	0	0	43,350
Stephen P. Maguire	38,300	0	0	0	38,300
Michael L. Miner	41,150	0	0	0	41,150
Gregory R. Morris	34,100	0	0	0	34,100
Carrol R. Pruett	53,800	0	0	0	53,800
Alan Rains	42,300	0	0	0	42,300

(1)          James Lokey is not included in this table because he served as an executive officer of the Company during the 2006 fiscal year and, therefore, all amounts paid to Mr. Lokey are fully reflected in the Summary Compensation Table on page 100 of this Form 10-K.

Executive Compensation

The Compensation Committee recommends for Board approval the executive compensation awarded to the executive officers, and determines the salaries of those executive officers based upon their experience, performance, and contribution to the success of Mid-State. The following table sets forth the aggregate compensation for services in all capacities paid or accrued by Mid-State or its banking subsidiary to individuals who served as Chief Executive Officer, Chief Financial Officer and each of the other three most highly compensated executive officers (collectively, the “Named Officers”) during 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)*	Option Awards ($)*	All Other Comp ($)(2)	Total ($)

James W. Lokey	2006	444,761	(3)	197,363	—	385,537	25,893	1,053,554
President and Chief	2005	420,319	(4)	402,876			33,916	857,111
Executive Officer	2004	397,067	(5)	159,582			26,125	582,774

James G. Stathos	2006	275,221	(6)	84,286	—	134,863	53,105	547,475
Executive Vice President/	2005	260,098	(7)	156,579			27,292	443,969
Chief Financial Officer	2004	246,174	(8)	62,501			26,688	335,363

Harry H. Sackrider	2006	235,904	(9)	72,246	—	111,293	44,148	463,591
Executive Vice President/	2005	221,155	(10)	152,597			26,735	400,487
Chief Credit Officer	2004	201,639	(11)	51,251			24,062	276,952

Steven L. Harding	2006	176,865	(12)	74,947	2,242	42,657	21,969	318,680
Executive Vice President/	2005	167,019	(13)	94,867			20,979	282,865
President Community Banking	2004	151,967	(14)	24,411			23,799	200,177

Eldon Shiffman	2006	163,861	(15)	115,931	—	4,798	23,302	307,892
Senior Vice President/	2005	156,058	(16)	111,737			24,318	292,113
Director of Trust and	2004	148,159	(17)	37,500			22,667	208,326
Investment Mngt. Div.

                 * Represents the compensation expense recognized by the Company under SFAS 123(R) in the year noted.

       (1) Amounts shown as bonus payments were earned in the year indicated but not paid until the first quarter of the next fiscal year, with the exception of the bonus earned in 2006 which was paid in December 2006.

       (2) No executive officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of each officer’s total annual salary and bonus.

       (3) Includes $20,000 accrued in 2006 but deferred pursuant to Mid-State’s 401(k) Plan (see “Profit Sharing 401(k) Plan”).

       (4) Includes $18,000 accrued in 2005 but deferred pursuant to Mid-State’s 401(k) Plan (see “Profit Sharing 401(k) Plan”).

       (5) Includes $16,000 accrued in 2004 but deferred pursuant to Mid-State’s 401(k) Plan (see “Profit Sharing 401(k) Plan”).

       (6) Includes $20,000 accrued in 2006 but deferred pursuant to Mid-State’s 401(k) Plan (see “Profit Sharing 401(k) Plan”).

       (7) Includes $18,000 accrued in 2005 but deferred pursuant to Mid-State’s 401(k) Plan (see “Profit Sharing 401(k) Plan”).

       (8) Includes $16,000 accrued in 2004 but deferred pursuant to Mid-State’s 401(k) Plan (see “Profit Sharing 401(k) Plan”).

       (9) Includes $20,000 accrued in 2006 but deferred pursuant to Mid-State’s 401(k) Plan (see “Profit Sharing 401(k) Plan”).

(10) Includes $18,000 accrued in 2005 but deferred pursuant to Mid-State’s 401(k) Plan (see “Profit Sharing 401(k) Plan”).

(11) Includes $16,000 accrued in 2004 but deferred pursuant to Mid-State’s 401(k) Plan (see “Profit Sharing 401(k) Plan”).

(12) Includes $15,000 accrued in 2006 but deferred pursuant to Mid-State’s 401(k) Plan (see “Profit Sharing 401(k) Plan”).

(13) Includes $14,000 accrued in 2005 but deferred pursuant to Mid-State’s 401(k) Plan (see “Profit Sharing 401(k) Plan”).

(14) Includes $9,225 accrued in 2004 but deferred pursuant to Mid-State’s 401(k) Plan (see “Profit Sharing 401(k) Plan”).

(15) Includes $17,395 accrued in 2006 but deferred pursuant to Mid-State’s 401(k) Plan (see “Profit Sharing 401(k) Plan”).

(16) Includes $15,936 accrued in 2005 but deferred pursuant to Mid-State’s 401(k) Plan (see “Profit Sharing 401(k) Plan”).

(17) Includes $14,859 accrued in 2004 but deferred pursuant to Mid-State’s 401(k) Plan (see “Profit Sharing 401(k) Plan”).

Stock Options

Mid-State currently has two active stock option plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2005 Equity Based Compensation Plan (the “2005 Plan”). Both plans are intended to advance our interests by encouraging stock ownership on the part of key employees and non-employee directors.

The 1996 Plan commenced in November 1996 and expired in May 2005. Under the 1996 Plan, there were options outstanding to purchase a total of 1,173,726 shares of common stock as of December 31, 2006. With the approval of the 2005 Plan in May of 2005, no additional grants have been made under the 1996 Plan.

The 2005 Plan was approved by shareholders on May 17, 2005, authorizing a maximum of 1,000,000 shares. The Company intends to use the 2005 Plan primarily to motivate senior management and senior producers that effectively influence shareholders’ value. The 2005 Plan authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock awards (“Restricted Stock”), and performance share cash only awards. Subject to Board ratification, the

Compensation Committee will determine the vesting and, where applicable, the expiration date of Awards, but Awards that provide for the right to acquire stock may not remain outstanding more than ten (10) years after the grant date, and any ISO Award granted to any eligible employee owning more than 10% of the Company’s stock must be granted at 110% of the Fair Market Value of the stock. Unless the Committee determines otherwise, Awards do not vest or become exercisable until six (6) month after the date of grant.

Pursuant to the 2005 Plan, outstanding options and restricted stock awards were granted to directors and to key, full-time salaried officers and employees of Mid-State and its subsidiaries. As of December 31, 2006 there are 924,961 shares available for grant. The Incentive Stock Options (“ISO”) or Non-Qualified Stock Options (“NSO”) or restricted stock granted to date become exercisable in accordance with a vesting schedule established at the time of grant.

All options granted in the years indicated below to the named executive officers were incentive stock options and have an exercise price equal to the fair market value Mid-State’s Common Stock on the date of grant.

The following tables furnish certain information regarding stock options granted under the Stock Option Plan for James W. Lokey, James G. Stathos, Harry H. Sackrider, Steven L. Harding, and Eldon Shiffman.

The following table shows all grants of plan-based awards to the Named Officers in 2006.

Name	Grant Date	All Other Stock Awards: # Shares of Stock	All Other Options: # of Share O/S in Options 12/31/06	Exercise or Base Price of Options ($ /share)
James W. Lokey, C.E.O.	2/15/2006	—	43,883	$29.00
James G. Stathos, C.F.O.	2/15/2006	—	18,103	$29.00
Harry H. Sackrider, C.C.O.	2/15/2006	—	15,517	$29.00
Steven L. Harding	10/2/2006	1,000	—	$—
Eldon Shiffman	None	—	—	$—

The following table lists all outstanding equity awards for the Named Officers as of December 31, 2006.

		Option Awards				Stock Awards
Name	Grant Date	Shares Underlying Unexercised Options Exercisable	Shares Underlying Unexercised Options Unexercisable	Options Exercise Price	Option Expiration Date	# of Shares that are not vested	Market Value of Shares that are not vested at 12/31/06
James W. Lokey, C.E.O.	2/9/2000	28,635	—	$14.00	2/9/2010	—	$—
James W. Lokey, C.E.O.	3/21/2001	62,069	—	$14.50	3/21/2011	—	$—
James W. Lokey, C.E.O.	3/13/2002	42,352	10,589	$17.40	3/13/2012	—	$—
James W. Lokey, C.E.O.	2/19/2003	37,770	25,180	$17.10	2/19/2013	—	$—
James W. Lokey, C.E.O.	2/18/2004	18,566	27,851	$24.64	2/18/2014	—	$—
James W. Lokey, C.E.O.	2/16/2005	8,789	35,156	$27.58	2/16/2015	—	$—
James W. Lokey, C.E.O.	2/15/2006	—	43,883	$29.00	2/15/2016	—	$—
Total James W. Lokey		198,181	142,659	$20.32		—	$—
James G. Stathos, C.F.O.	8/12/1998	20,000	—	$15.50	8/12/2008	—	$—
James G. Stathos, C.F.O.	7/14/1999	13,859	—	$17.94	7/14/2009	—	$—
James G. Stathos, C.F.O.	3/21/2001	9,658	—	$14.50	3/21/2011	—	$—
James G. Stathos, C.F.O.	3/13/2002	16,470	4,118	$17.40	3/13/2012	—	$—
James G. Stathos, C.F.O.	2/19/2003	692	10,792	$17.10	2/19/2013	—	$—
James G. Stathos, C.F.O.	2/18/2004	7,636	11,455	$24.64	2/18/2014	—	$—
James G. Stathos, C.F.O.	2/16/2005	3,625	14,504	$27.58	2/16/2015	—	$—
James G. Stathos, C.F.O.	2/15/2006	—	18,103	$29.00	2/15/2016	—	$—
Total James G. Stathos		71,940	58,972	$21.00		—	$—
Harry H. Sackrider, C.C.O.	3/13/2002	—	1,000	$17.40	3/13/2012	—	$—
Harry H. Sackrider, C.C.O.	12/11/2002	3,000	3,000	$17.00	12/11/2012	—	$—
Harry H. Sackrider, C.C.O.	2/19/2003	—	7,194	$17.10	2/19/2013	—	$—
Harry H. Sackrider, C.C.O.	2/18/2004	—	9,984	$24.64	2/18/2014	—	$—
Harry H. Sackrider, C.C.O.	2/16/2005	—	11,893	$27.58	2/16/2015	—	$—
Harry H. Sackrider, C.C.O.	2/15/2006	—	15,517	$29.00	2/15/2016	—	$—
Total Harry H. Sackrider		3,000	48,588	$24.55		—	$—
Steven L. Harding	9/9/1998	10,000	—	$15.00	9/9/2008	—	$—
Steven L. Harding	2/19/2003	6,000	4,000	$17.10	2/19/2013	—	$—
Steven L. Harding	2/18/2004	2,435	3,653	$24.64	2/18/2014	—	$—
Steven L. Harding	2/16/2005	3,000	12,000	$27.58	2/16/2015	—	$—
Steven L. Harding	10/2/2006	—	—	—	—	1,000	$36,390.00
Total Steven L. Harding		21,435	19,653	$21.53		1,000	$36,390.00
Eldon Shiffman	7/12/2000	13,900	—	$14.25	7/12/2010	—	$—
Eldon Shiffman	2/19/2003	1,518	2,000	$17.10	2/19/2013	—	$—
Totals Eldon Shiffman		15,418	2,000	$14.83		—	$—

The following table shows all stock options exercised and restricted shares vested by the Named Officers in 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
James W. Lokey, C.E.O.	—	$—	—	$—
James G. Stathos, C.F.O.	51,635	$960,821.84	—	$—
Harry H. Sackrider, C.C.O.	49,420	$899,726.52	—	$—
Steven L. Harding	—	$—	—	$—
Eldon Shiffman	11,000	$145,570.00	—	$—
Total 5 Named Officers	112,055	$2,006,118.36	—	$—

Profit Sharing/401(k) Plan

Mid-State offers a combined Profit Sharing and 401(k) Plan to all of its eligible employees, and those of its banking subsidiary (the “Plan”). Eligible employees may participate in the Plan on the first of the month following 30 days of service. Employer contributions to the Profit Sharing and 401(k) Plan are vested on a five-year vesting schedule at 20% per year.

Contributions to the Profit Sharing portion of the Plan (the “Profit Sharing Plan”) are made entirely by Mid-State. Each year the Board of Directors, in its discretion, decides how much money, if any, will be contributed to the Plan depending on the amount of Mid-State’s profits for the year. Mid-State’s contribution to the Profit Sharing Plan is allocated among all eligible employees based on eligible pay. Employees must be actively employed at the end of the calendar year in order to receive the profit sharing contribution. No amounts are accrued or set aside for the account of non-employee directors. Mid-State contributed approximately $1.8 million to the Profit Sharing Plan for the year ending December 31, 2006.

Under the 401(k) portion of the Plan (the “401(k) Plan”), each covered employee can make voluntary contributions to his or her account in an amount up to thirty percent (30%) of his or her base salary; such contributions vest immediately when made. Mid-State makes a contribution to the employee’s account in an amount equal to the employee’s contribution up to 3% of their salary, fifty percent (50%) of the employee’s contribution on the next 2% of their salary and twenty-five percent (25%) of the employee’s contribution on the next 4% of their salary, for a maximum match of five percent (5%) of the employee’s salary. For the year ended December 31, 2006, Mid-State contributed approximately $1.1 million to the 401(k) Plan.

Change in Control Agreements, Employment Agreements and Retention Agreements

Mid-State entered into “change in control” agreements with Messrs. Lokey, Sackrider, and Stathos as of January 9, 2002. Each agreement provided that, if a person who has acquired control of Mid-State terminates the officer within 36 months after such change in control other than for cause, disability or retirement (as such terms are defined in the agreement) or if, within 36 months of such a change in control, the officer terminates the agreement for good reason  (as defined in the agreement), the officer will receive (i) a lump sum severance payment equal to three times his annual salary and bonus and (ii) continued benefits under all insured and self-insured employee welfare benefit plans for a period ending on the earliest of (A) three (3) years, (B) the commencement date of equivalent benefits from a new employer or (C) the officer’s normal retirement date under the terms of such plans. In general, a “change in control” includes a change in the majority of directors as a result of an election contest, an acquisition of 25% of the outstanding shares, a merger, consolidation, sale of substantially all the assets, a change in the majority of directors over a two (2) year period as well as any other transfer, voluntarily or by hostile takeover or proxy contest, operation of law or otherwise, of control of Mid-State.

Messrs. Harding and Shiffman also had “change in control” agreements which were substantially identical to the ones described above except that the triggering event must occur within 24 months after a change in control and the amount of the lump sum payment was limited to two times their annual salary and bonus.

As a replacement for his change in control agreement, generally discussed above, Mid-State Bank & Trust, at Rabobank’s request, has entered into an employment agreement with James Lokey, the President and Chief Executive Officer of Mid-State and Mid-State Bank & Trust. The employment agreement provides that Mr. Lokey will serve as the president of Rabobank, N.A., commencing on the closing date of the merger, until and including December 31, 2009. The employment agreement provides that Mr. Lokey will be paid an annual salary of $500,000 per year. This represents an increase of 11.20% over Mr. Lokey’s current employment arrangement which provides for an annual salary of $449,656. If Mr. Lokey’s employment is terminated by Rabobank without cause prior to the expiration of the term, Mr. Lokey will be entitled to receive $2,265,000 plus continued health and life insurance benefits for a period of two years. If Mr. Lokey remains employed for the entire term of the employment agreement, he will be entitled to receive a lump sum of $15,000, payable upon termination of his employment, and a sum of $2,500,000, payable over 10 years, starting upon termination of his employment. The foregoing payments to Mr. Lokey in the event he is terminated without cause by Rabobank, or if he remains employed for the entire term of his employment agreement, are substantially the same as the amount of the payment Mr. Lokey would have received as a result of the proposed merger pursuant to the change-in-control agreement he agreed to cancel. In addition, Mr. Lokey has signed a Support Agreement agreeing to refrain from soliciting employees of Mid-State and/or VIB Corp or their subsidiaries for a period of two years after the termination of Mr. Lokey’s employment agreement described above. The Support Agreement also prohibits Mr. Lokey from soliciting customers of Mid-State and/or VIB Corp or their subsidiaries for a similar two year period.

Also in connection with the merger with Rabobank, several executive officers and senior officers of the Bank, including Messrs. Harding and Shiffman, entered into “retention” agreements with the Bank on November 1, 2006. In exchange for their willingness to waive and cancel the terms under their respective change in control agreements, the retention agreement allows for, among other things, the payment of a retention bonus at time of closing. In the case of Messrs. Harding and Shiffman, this retention bonus is equal to one year’s salary. Additionally, if the officer is employed by Rabobank one year after the closing, they will be entitled to a single lump sum payment which, in the case of Messrs. Harding and Shiffman, is equal to one year’s salary.

Messrs. Stathos and Sackrider will be paid out in connection with the terms of their change in control agreements and will not continue with Rabobank after the merger. It is also expected that Messrs. Stathos and Sackrider will each enter into three year non-compete agreements with Rabobank providing for yearly payments of $133,333.

Incentive Compensation Plan

The Board of Directors approved an annual Incentive Plan for the executive officers. The objective of the plan is to provide competitive compensation, warranted by performance, and aid in motivating and retaining key executives. Awards under the Plan are based on achievement of annual Bank objectives and individual objectives. Objectives are established in advance of the Plan year and approved by the Chairman, CEO, and the Board, in conjunction with the annual budget. For purposes of calculating performance against the objectives for any year, profit (or income) is after-tax net income, as shown in the

Consolidated Statement of Income for such year, as presented to the Board of Directors. Messrs. Lokey, Stathos, Sackrider, Harding and Shiffman are eligible for participation in the Plan.

Other Compensation

We have provided and plan to continue to provide our executive officers with automobiles, which are not available to all our employees. It is impracticable to estimate the percentage of the total costs of these benefits attributable to personal use. No amount is stated for the foregoing in the compensation table on page 100, since management has concluded that the amount of any personal benefits to any executive officer and to the principal officers as a group is less than the lesser of $50,000.00 per person or ten percent (10%) of the compensation reported under “Cash Compensation” for each such person and for the group.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was a current or former officer or employee of Mid-State or its subsidiary during the year. The Chairman of the Compensation Committee during 2006, Director Gregory R. Morris, is the president and principal owner/shareholder of Morris & Garritano Insurance Agency. Morris & Garritano received broker commissions during 2006 in connection with the placement of insurance for Mid-State and its subsidiary. Such broker commissions were less than 5% of Morris & Garritano’s gross revenues for 2006.

Report of the Compensation Committee on Executive Compensation

The Compensation Committee has reviewed the Compensation Discussion and Analysis included herein with management and has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.

Respectfully submitted,

Gregory R. Morris (Chairman)
Stephen P. Maguire
Alan Rains

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

To the Company’s knowledge, based on the absence of filings which beneficial owners of more than five percent of the outstanding shares of the Company’s common stock are required to make with the SEC, there are no other beneficial owners of more than five percent of the outstanding shares of the Company’s common stock.

Security Ownership of Management

All shares owned by Directors and Executive Officers are reflected in the table in Item 10 of this report on page 95. None of the shares were pledged as of December 31, 2006.

Equity Plan Compensation Information

The following table summarizes information as of December 31, 2006 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

	Number of Securities	Weighted Average	Number of Securities
	To be issued upon	Exercise Price of	Remaining Available
Plan Category	Exercise of Options	Outstanding Options	for Future Issuance
Equity compensation Plans approved by Stockholders	1,826,439	$20.11	924,961
Equity compensation Plans not approved by Stockholders	-None-	N/A	N/A
Total	1,826,439	$20.11	924,961

The number of securities to be issued upon exercise of options in the table above, includes 42,170 restricted shares as described more fully in the notes to the financial statements in Item 8 of this report.

Change in Control

As more fully discussed in Item 1 of this report under “Rabobank Merger”, the Company has entered into an agreement and plan of merger with Rabobank whereby Rabobank will acquire all of the shares of Mid-State Bancshares, through a merger with a Rabobank subsidiary. The transaction is expected to close in the second quarter of 2007, subject to approval by Mid-State Bancshares shareholders and the receipt of all required regulatory approvals.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board has determined that the following eight (8) directors (constituting 80% of the entire Board) satisfy Nasdaq’s independence requirements: Andrews, Carey, Flood, Heron, Maguire, Miner, Morris, and Rains.

Transactions with Management and Others

There have been no transactions, or series of similar transactions, during 2006, or any currently proposed transaction, or series of similar transactions, to which Mid-State or its wholly owned bank subsidiary was or is to be a party, in which the amount involved exceeded or will exceed $120,000.00 and in which any director (or nominee for director) of Mid-State, executive officer of Mid-State, any shareholder owning of record or beneficially 5% or more of Mid-State Stock, or any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest.

Certain Business Relationships

No director was related to any entity, either through ownership of more than 10% or as an executive officer, with which the Company had any relationship other than payments made to Morris & Garritano Insurance Agency for insurance placement broker commissions which constituted less than 5% of their total revenue. Director Gregory R. Morris, is the president and principal owner/shareholder of Morris & Garritano Insurance Agency.

Indebtedness of Management.

Some of the current directors and executive officers of Mid-State and the companies with which they are associated have been customers of, and have had banking transactions with Mid-State, in the ordinary course of Mid-State’s business, and Mid-State expects to continue to have such banking transactions in the future. All loans and commitments to lend included in such transactions have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons of similar creditworthiness, and in the opinion of management of Mid-State, have not involved more than the normal risk of repayment or presented any other unfavorable features.

Review of Related Party Transactions

The Company has written procedures for reviewing transactions between it and its directors and executive officers, their immediate family members and entities with which they have a position or relationship. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director or executive officer.

On an annual basis, all directors and executive officers are required to complete a questionnaire that requests information about related party transactions. Additionally, all officers, employees and directors are required to review and sign a Corporate Code of Conduct which prohibits related party transactions that create a conflict of interest or the appearance of a conflict of interest between personal and professional relationships. The Audit Committee is responsible for approving all related party transactions to which the Company is a party.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers, LLP (“PWC”) audited Mid-State’s financial statements for the year ended December 31, 2006 and have been Mid-State’s accountants since July 2002. All professional services rendered by PWC during 2006 were furnished at customary rates and terms. A representative of PWC is expected to attend the shareholders meeting at which the Rabobank transaction will be considered. Such representative will have the opportunity to make a statement, if he or she so chooses, and will be available to respond to appropriate questions. The following table presents fees for professional audit services rendered by PWC for the fiscal years ended December 31, 2006 and 2005.

	2006	2005
Audit Fees:
Consolidated financial statements quarterly reviews, and Report on Internal Controls	$905,600	$902,185
Audit-Related Fees:
Other-Professional services rendered in connection with an acquisition or proposed acquisition	23,900	0
Tax Fees:
Compliance	16,200	57,875
Planning	48,315	0
Advice	0	23,775
Total tax service fees	64,515	81,650
Total Fees:	$994,015	$983,835

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees Mid-State paid PWC for professional services for the audit of Mid-State’s consolidated financial statements included in the Form 10-K and review of financial statements included in Form 10-Q’s, and for services that are normally provided by the accountant in connection with statutory and regulatory filings and engagements; “audit related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of Mid-State’s financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories. There were no “all other” fees paid during 2005 or 2006.

For the fiscal year 2006 the Audit Committee considered and deemed the services provided by PWC compatible with maintaining the principal accountant’s independence. The Charter for the Audit Committee of the Board contains policies and procedures for pre-approval of audit and non-audit services from our independent public accountant and all fees in 2005 and 2006 were pre-approved. The Charter is published on the Investor Information section of the Company’s website at www.midstatebank.com.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          Documents filed as part of this Report

(1)         Management Statement, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Financial Position, Income, Comprehensive Income, Changes in Capital Accounts, and Cash Flows, and the Notes to the Consolidated Financial Statements.

(2)         Schedules: None

(3)         Exhibits: See Page 113.

(b)          Exhibits:

Sequentially
Exhibit		Numbered
Number	Index to Exhibits	Pages
2.1	Agreement and Plan of Merger with Rabobank(9)
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws of Registrant(2)
4.1	Specimen Certificate evidencing shares of Mid-State Bancshares Common Stock(3)
10.1	Mid-State Bancshares 1996 Stock Option Plan, form of Stock Option Agreement and form of Substitute Stock Option Agreement, as amended(4)
10.2	Deferred Compensation Plan, and as further amended on January 9, 2002(6)
10.3	Profit Sharing and Salary Deferral 401(K) Plan(5)
10.4	Change in Control Agreement for Carrol R. Pruett, as amended(6)
10.5	Change in Control Agreement for James G. Stathos(6)
10.6	Change in Control Agreement for James W. Lokey(6)
10.7	2001 Deferred Compensation Plan(6)
10.8	Change in Control Agreement for Harry H. Sackrider(7)
10.9	Mid-State Bancshares 2005 Equity Based Compensation Plan(8)
21	Subsidiary of Mid-State Bancshares—Mid-State Bank & Trust is the only subsidiary
23.1	Consent of Accountants—PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(9)           Filed as part of the Registrant’s Form 8-K filed on November 3, 2006.

(c)           Schedules:

Not Applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-STATE BANCSHARES
By:	/s/ JAMES W. LOKEY
JAMES W. LOKEY
President and Chief Executive Officer
[Principal Executive Officer]
Dated: March 15, 2007
By	/s/ JAMES G. STATHOS
JAMES G. STATHOS
Executive Vice President
and Chief Financial Officer
[Principal Financial and Accounting Officer]
Dated: March 15, 2007

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Bank and in the capacities and on the dates indicated.

Dated:
/s/ CARROL R. PRUETT	Chairman of the Board	March 15, 2007
CARROL R. PRUETT
/s/ GEORGE H. ANDREWS	Director	March 15, 2007
GEORGE H. ANDREWS
/s/ TRUDI CAREY	Director	March 15, 2007
TRUDI CAREY
/s/ DARYL L. FLOOD	Director	March 15, 2007
DARYL L. FLOOD
/s/H. EDWARD HERON	Director	March 15, 2007
H. EDWARD HERON
/s/ JAMES W. LOKEY	Director	March 15, 2007
JAMES W. LOKEY
/s/ STEPHEN P. MAGUIRE	Director	March 15, 2007
STEPHEN P. MAGUIRE
/s/ MICHAEL L. MINER	Director	March 15, 2007
MICHAEL L. MINER
/s/ GREGORY R. MORRIS	Director	March 15, 2007
GREGORY R. MORRIS
/s/ ALAN RAINS	Director	March 15, 2007
ALAN RAINS

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Accountants—PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002